Form 10-Q
period 1995-03-31
FOOTHILL INDEPENDENT BANCORP
filed 1995-05-15
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1995
                               ------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to___________________

                        Commission file number   0-11337
                                              -------------

                          FOOTHILL INDEPENDENT BANCORP
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              CALIFORNIA                                95-3815805
- --------------------------------------------------------------------------------
        (State or other jurisdiction          (I.R.S. Employer Identification
      of incorporation or organization)        Number)


510 SOUTH GRAND AVENUE, GLENDORA, CALIFORNIA                  91741
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


                       (818) 963-8551  OR  (909) 599-9351
                       ----------------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes  XX    No
                                               ----      ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        3,931,103 shares of Common Stock
                               as of May 10, 1995

                               Page 1 of 15 pages

                FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                                          March 31,                     December 31,
                         ASSETS                                                             1995                            1994
                         ------                                                         -----------                     -----------

Cash and due from banks                                                                $ 27,764,001                    $ 29,218,006
Federal Funds Sold                                                                       23,600,000                       7,450,000
                                                                                       ------------                    ------------
                  Total Cash and Cash Equivalents                                        51,364,001                      36,668,006
                                                                                       ------------                    ------------
Interest bearing deposits at other banks                                                  1,287,000                       1,188,000
                                                                                       ------------                    ------------
Investment securities held to maturity (approximate market
      value $14,872,498 in 1995 and $20,191,254 in 1994)
          U.S. Treasury                                                                  10,988,342                      16,454,851
          U.S. Government agencies                                                        1,497,748                         996,104
          Municipal agencies                                                              2,507,822                       2,759,135
          Other Securities                                                                  250,000                         250,000
                                                                                       ------------                    ------------
                  Total Investment Securities held to maturity                           15,243,912                      20,460,090
                                                                                       ------------                    ------------

Investment securities available for sale                                                 15,096,243                      10,517,101
                                                                                       ------------                    ------------

Loans, net of unearned discount and
      prepaid points and fees                                                           240,515,492                     245,289,323
Direct Lease Financing                                                                    3,436,742                       3,726,697
      Less reserve for possible loan and lease losses                                    (3,608,208)                     (3,145,193)
                                                                                       ------------                    ------------
                  Total Loans & Leases, net                                             240,344,026                     245,870,827
                                                                                       ------------                    ------------

Bank premises and equipment                                                               6,588,937                       6,626,777
Accrued interest                                                                          2,340,654                       2,393,707
Other real estate owned, net of allowance for possible losses
      of $1,085,503 in 1995 and $515,503 in 1994                                          5,269,995                       2,469,469
Cash surrender value of life insurance                                                    2,921,989                       2,862,019
Prepaid expenses                                                                            712,464                         527,170
Deferred income taxes                                                                     1,103,663                       1,103,663
Other assets                                                                                960,569                         574,830
                                                                                       ------------                    ------------
                  TOTAL ASSETS                                                         $343,233,453                    $331,261,659
                                                                                       ============                    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Deposits
          Demand deposits                                                             $  78,469,730                    $ 77,385,387
          Savings and NOW deposits                                                       83,606,016                      78,966,296
          Money market deposits                                                          43,677,968                      41,954,406
          Time deposits in denominations of $100,000 or more                             47,492,156                      51,294,361
          Other time deposits                                                            59,988,442                      51,621,654
                                                                                       ------------                    ------------
                  Total deposits                                                        313,234,312                     301,222,104


Accrued employee benefits                                                                   992,562                         992,955
Accrued interest and other liabilities                                                      919,230                       1,930,236
Long-term debt                                                                              236,284                         245,098
                                                                                       ------------                    ------------
                  Total Liabilities                                                     315,382,388                     304,390,393
                                                                                       ------------                    ------------

Stockholders' Equity
          Unrealized gain (loss) on marketable equity securities                           (356,716)                       (399,610)
          Unrealized gain (loss) on securities available for sale                            12,978                          (4,240)
          Stock dividend to be distributed                                                2,941,925                               0
          Contributed capital
                  Capital stock - authorized 12,500,000 shares without
                  par value; issued and outstanding 3,566,005 shares
                  in 1995 and 3,547,565 in 1994                                           7,578,589                       7,439,924
          Additional Paid-in Capital                                                        455,997                         455,997
          Retained Earnings                                                              17,218,292                      19,379,195
                                                                                       ------------                    ------------
                  Total Stockholders' Equity                                             27,851,065                      26,871,266
                                                                                       ------------                    ------------

                  Total Liabilities and Stockholders' Equity                           $343,233,453                    $331,261,659
                                                                                       ============                    ============

See accompanying notes to financial statements

                               Page 2 of 15 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        Three Months Ended March 31,
                                                                    1995                         1994
                                                                  ----------                  -----------
INTEREST INCOME
     Interest and fees on loans                                   $7,035,096                   $5,272,193
     Interest on investment securities
         U.S. Treasury                                               174,576                      304,579
         Obligations of other U.S. government

           agencies                                                  181,453                       61,809
         Municipal agencies                                           23,037                       20,797
         Other Securities                                             34,267                       34,560
     Interest on deposits                                             16,941                       14,420
     Interest on Federal Funds sold                                  254,150                       65,101
     Lease financing income                                           49,219                       48,846
                                                                  ----------                   ----------
         Total Interest Income                                     7,768,739                    5,822,305
                                                                  ----------                   ----------

INTEREST EXPENSE
     Interest on savings & NOW deposits                              309,874                      269,432
     Interest on money market deposits                               280,658                      219,831
     Interest on time deposits in denominations
         of $100,000 or more                                         602,478                      427,762
     Interest on other time deposits                                 665,231                      347,656
     Interest on borrowings                                           18,637                        9,973
                                                                  ----------                   ----------
         Total Interest Expense                                    1,876,878                    1,274,654
                                                                  ----------                   ----------
         Net Interest Income                                       5,891,861                    4,547,651

PROVISION FOR LOAN AND LEASE LOSSES                                  630,000                      128,650
                                                                  ----------                   ----------
Net Interest Income After Provisions
     for Loan and Lease Losses                                     5,261,861                    4,419,001
                                                                  ----------                   ----------
OTHER INCOME
     Fees and service charges                                      1,071,182                      982,591
     Other                                                           163,461                      137,600
                                                                  ----------                   ----------
         Total other income                                        1,234,643                    1,120,191
                                                                  ----------                   ----------
OTHER EXPENSES
     Salaries and benefits                                         2,273,719                    2,149,899
     Occupancy expenses, net of revenue
         of $30,546 in 1995 and $23,265 in 1994                      441,141                      308,319
     Furniture and equipment expenses                                314,457                      300,136
     Other operating expenses (Note 2)                             2,204,890                    1,750,321
                                                                  ----------                   ----------
         Total other expenses                                      5,234,207                    4,508,675
                                                                  ----------                   ----------

INCOME BEFORE INCOME TAXES                                         1,262,297                    1,030,517
                                                                  ----------                   ----------
INCOME TAXES
     Current payable                                                 481,275                      355,855
     Deferred                                                              0                       (5,355)
                                                                  ----------                   ----------
         Total income taxes                                          481,275                      350,500
                                                                  ----------                   ----------

NET INCOME                                                        $  781,022                   $  680,017
                                                                  ==========                   ==========
EARNINGS PER SHARE OF COMMON STOCK                                     $0.22                        $0.19
     (Note 3)                                                     ==========                   ==========

See accompanying notes to financial statements

                               Page 3 of 15 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                                                                          VALUATION
                                              NUMBER OF                     ADDITIONAL                    ALLOWANCE
                                               SHARES        CAPITAL         PAID-IN         RETAINED        FOR
                                             OUTSTANDING      STOCK          CAPITAL         EARNINGS    INVESTMENTS      TOTAL
                                             -----------    ----------      ----------     -----------   -----------   -----------
BALANCE, December 31, 1993                    3,531,460     $7,334,623       $455,997      $17,323,727    $(155,297)   $24,959,050
      As previously reported

      Prior year correction                                                                     17,732      (17,732)             -
                                              ---------     ----------       --------      -----------    ---------     -----------

BALANCE, January 1, 1994                      3,531,460     $7,334,623       $455,997      $17,341,459    $(173,029)   $24,959,050

      Cash dividend declared                                                                  (353,776)                   (353,776)

      Exercise of stock options                   6,300         33,000                                                      33,000

      Net income for three months                                                              680,017                     680,017

      Change in net unrealized loss
      on marketable equity securities                                                                      (115,225)      (115,225)
                                              ---------     ----------       --------      -----------    ---------    -----------

BALANCE, March 31, 1994                       3,537,760     $7,367,623       $455,997      $17,667,700    $(288,254)   $25,203,066
                                              =========     ==========       ========      ===========    =========    ===========

BALANCE, January 1, 1995                      3,547,565     $7,439,924       $455,997      $19,379,195    $(403,850)   $26,871,266

      10% stock dividend declared                            2,941,925                      (2,941,925)                          -

      Exercise of stock options                   6,300         39,000                                                      39,000

      Common stock issued under
      employer benefit and dividend
      reinvestment plans                         12,140         99,665                                                      99,665

      Net income for the three months                                                          781,022                     781,022

      Net unrealized loss on marketable
      equity securities available for sale                                                                   42,894         42,894

      Change in net unrealized loss
      on securities available for sale                                                                       17,218         17,218
                                              ---------     -----------       --------     -----------    ---------    -----------

BALANCE, March 31, 1995                       3,566,005     $10,520,514       $455,997     $17,218,292    $(343,738)   $27,851,065
                                              =========     ===========       ========     ===========    =========    ===========

See accompanying notes to financial statements

                               Page 4 of 15 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                1995                  1994
- ------------------------------------------------                                           ------------          ------------
      Cash Flows From Operating Activities:
          Interest and fees received                                                       $  7,716,905          $  5,645,012
          Service fees and other income received                                              1,099,092             1,002,352
          Financing revenue received under leases                                                49,219                34,560
          Interest paid                                                                      (1,961,733)           (1,212,492)
          Cash paid to suppliers and employees                                               (6,003,524)           (4,070,810)
          Income taxes paid                                                                    (415,968)             (409,715)
                                                                                           ------------          ------------
                      Net Cash Provided by Operating Activities                                 483,991               988,907
                                                                                           ------------          ------------
      Cash Flows From Investing Activities:
          Proceeds from maturity of investment securities                                    11,840,000             5,221,563
          Purchase of investment securities                                                 (11,077,524)           (3,694,173)
          Proceeds from maturity of deposits in
               Other financial institutions                                                     297,000             1,090,000
          Purchase of deposits in other financial
               institutions                                                                    (396,000)             (692,975)
          Net (increase) decrease in credit card and
               revolving credit receivables                                                      87,125               (37,030)
          Recoveries on loans previously written off                                            101,366                32,216
          Net (increase) decrease in loans                                                    4,418,355           (10,819,323)
          Net (increase) decrease in leases                                                     337,901              (150,086)
          Capital expenditures                                                               (2,812,696)           (2,431,725)
          Proceeds from sale of property, plant and equipment                                    75,581                24,638
                                                                                           ------------          ------------
                      Net Cash Used in Investing Activities                                   2,871,108           (11,456,895)
                                                                                           ------------          ------------

      Cash Flows From Financing Activities:
          Net increase (decrease) in demand deposits, NOW accounts,
               savings accunts, and money market deposits                                     7,442,678             5,033,334
          Net increase (decrease) in certificates of deposit
               with maturities of three months or less                                       (9,371,283)           (4,469,842)
          Net increase (decrease) in certificates of deposit
               with maturities of more than three months                                     13,935,866            14,778,960
          Proceeds from sale of stock options                                                    39,000                33,000
          Proceeds from dividend reinvestment                                                    99,665                     0
          Principal payment on long term debt                                                    (8,814)             (195,478)
          Dividends paid                                                                       (354,757)             (357,399)
                                                                                           ------------          ------------
                      Net Cash Provided by Financing Activities                              11,782,356            14,822,575
                                                                                           ------------          ------------
      Net Increase (Decrease) in Cash and Cash Equivalents                                   15,137,455             4,354,587
      Cash and Cash Equivalents at Beginning of Year                                         36,668,006            25,694,366
                                                                                           ------------          ------------
      Cash and Cash Equivalents at March 31, 1995 & 1994                                   $ 51,805,461          $ 30,048,953
                                                                                           ============          ============

See accompanying notes to financial statements

                               Page 5 of 15 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

    RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                                   1995          1994
                                                                                ---------     ---------
Net Income                                                                      $ 781,022     $ 680,017

Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities

          Depreciation and amortization                                            50,009       204,402
          Provision for possible credit losses                                    630,000       128,650
          (Gain) loss on disposition of property, plant & equipment               (75,581)      (13,038)
          (Increase) decrease in taxes payable                                     65,307       (59,215)
          (Increase) decrease in other assets                                    (177,518)      179,800
          Increase (decrease) in interest receivable                               (2,615)     (142,733)
          (Increase) decrease in interest payable                                 (84,855)       62,162
          Increase (decrease) in fees and other receivables                       (59,970)      (45,982)
          (Increase) decrease in accrued expenses and other
               liabilities                                                       (611,808)       (5,156)
          Gain on sale of investments and other assets                            (30,000)            0
                                                                                ---------     ---------
                      Total Adjustments                                          (297,031)      308,890
                                                                                ---------     ---------
Net Cash Provided by Operating Activities                                       $ 483,991     $ 988,907
                                                                                =========     =========

DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

See accompanying notes to financial statements

                               Page 6 of 15 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             MARCH 31, 1995 AND 1994

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for the three months ended March 31, 1995 and 1994.

                                                        Three Months Ended March 31,
                                                     --------------------------------
                                                         1995                  1994
                                                     ----------            ----------
Data processing                                      $  217,723            $  228,607
Marketing expenses                                      116,846               117,645
Office supplies, postage
      and telephone                                     234,519               178,797
Bank insurance & Assessment                             289,376               271,376
Professional expenses                                   259,243               200,334
Provision for OREO loss                                 570,000               383,210
Other expenses                                          517,183               370,352
                                                     --------------------------------
      Total Other Expenses                           $2,204,890            $1,750,321
                                                     ================================

NOTE #3 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding during each period. Stock options have been excluded from the computation of earnings per share, as their effect is immaterial.

The weighted average number of shares used to compute earnings per share was 3,555,986 in 1995 and 3,536,547 in 1994.


                               Page 7 of 15 pages

NOTE #4 - INCOME TAXES

The Bank adopted Statement No. 109 of the Financial Accounting Standards Board, Accounting for Income Taxes, commencing January 1, 1993. This new statement supersedes Statement No. 96 and among other things, changes the criteria for the recognition and measurement of deferred tax assets. This adoption does not create a material change in the financial statements of the Bank or the Company.

NOTE #5 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement 107 is effective for financial statements for fiscal years ending after December 15, 1992. The Statement considers the fair value of financial instruments for both assets and liabilities.

The following methods and assumptions were used to estimate the fair value of financial instruments.

Investment Securities

For U.S. Government and U.S. Agency securities, fair values are based on market prices. For other investment securities, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities as the basis for a pricing matrix.

Loans

The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received by the various homogeneous catagories of loans. All loans have been adjusted to reflect changes in credit risk.

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at March 31, 1994. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Notes Payable

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.


                               Page 8 of 15 pages

Commitments to Extend Credit and Standby Letter of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties involved. For fixed-rate loan commitments, fair value also considered the difference between current levels of interest rates and committed rates.

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at March 31, 1995.

The estimated fair value of the Bank's financial instruments are as follows:

                                                                         March 31, 1995
                                                                         --------------
                                                         Carrying Amount                Fair Value
                                                         ---------------               ------------
Financial Assets
      Cash                                                $ 52,651,001                 $ 52,651,001
      Investment securities                                 30,090,155                   29,968,741
      Real estate loans                                     97,459,428                   97,460,189
      Installment loans                                     13,384,232                   13,383,924
      Commercial loans                                     130,741,166                  130,739,454
      Direct lease financing                                 3,423,784                    3,423,382

Financial Liabilities
      Deposits                                             313,234,312                  313,398,312
      Long term debt                                           236,284                      236,284

Unrecognized Financial Intruments
      Commitments to extend credit                          53,478,012                   53,478,012
      Standby letters of credit                              1,848,676                    1,848,676


                              Page 9 of 15 pages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

       Foothill Independent Bancorp (the "Company") is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are conducted by, Foothill Independent Bank, a California state chartered bank (the "Bank"). The Bank accounts for substantially all of the Company's revenues and income.

Results of Operations

       Net Interest Income. Net interest income is the principal determinant of a bank's income. Net interest income represents the difference or "margin" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income for the three months ended March 31, 1995 increased by $1,344,000 or 30.0% as compared to the three months ended March 31, 1994, primarily as a result of a $1,763,000 increase in interest and fees earned on loans, which was only partially offset by a $602,000 increase in interest paid on deposits. The increase in interest and fees earned on loans was primarily attributable to an increase in the volume of outstanding loans and, to a lesser extent, increases in interest rates.

       The increase in interest expense in the three months ended March 31, 1995 was attributable primarily to (i) an increase in the average volume of deposits outstanding during the quarter, as compared to the same quarter of 1994, including an increase in the average volume of outstanding time deposits, which generally bear interest at higher rates than savings deposits, and (ii) an increase in the rates of interest paid on interest-bearing liabilities, principally deposits, as a result of increases in market rates of interest due primarily to credit-tightening actions taken by the Board of Governors of the Federal Reserve System in response to concerns about inflation. The increases in the volume of, and in interest rates paid on, interest-bearing deposits resulted in a decline in the Bank's net interest margin (i.e., net interest income expressed as a percentage of interest income) to 75.8% for the quarter ended March 31, 1995 from 78.1% in the same period of 1994.

       Provision for Possible Loan Losses. The Bank follows the practice of maintaining a reserve (the "Loan Loss Reserve" or the "Reserve") for possible losses on loans or leases that occur from time to time as a incidental part of the banking business. Write-offs of loans and leases (essentially reductions in the carrying values of non-performing loans or leases due to possible losses on their ultimate recovery) are charged against the Reserve and the Reserve is adjusted periodically to reflect changes in the volume of outstanding loans and leases and increases in the risk of potential losses due to deterioration in the condition of borrowers or in the value of collateral securing outstanding loans or in general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "Provision for Loan and Lease Losses." A higher Provision for Loan and Lease Losses was made in the first quarter of 1995, than was made in the same quarter of 1994, because of an increase in the volume of loans outstanding during the first quarter of 1995, as compared to the same quarter of 1994, and the lingering effects of the economic recession that impacted southern California during the past three years which has adversely affected the ability of some borrowers to repay


                                 10 of 15 Pages
their loans and has continued to depress the value of real properties securing some of the Bank's non-performing loans. Despite these conditions, loan write-offs during the quarter ended March 31, 1995 aggregated $268,000, which is eleven hundredths of one percent (0.11%) of the Bank's average volume of loans and leases outstanding during such quarter. This compares to loan write-offs of $180,000, which was nine hundredths of one percent (0.09%) of the average volume of loans and leases outstanding, during the quarter ended March 31, 1994.

       Other Income. Other income increased by $114,000 or 10.2% in the quarter ended March 31, 1995, as compared to the same quarter of 1994. That was primarily due to a $89,000 increase in fees and charges generated primarily from deposit account activity and appraisal and other ancillary services provided to Bank customers.

       Other Expense. Other expense, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) insurance, assessments and other operating and miscellaneous expenses, increased by approximately $726,000 or 16.1% during the three month period ended March 31, 1994. This increase in Other Expense was attributable primarily to internal growth in the Bank's operations subsequent to the first quarter of 1994. During the second quarter of 1994, the Bank opened a new and larger banking office in Covina, California to replace its West Covina banking office, and in the first quarter of 1995 opened a new banking office in Glendale, California. The Bank also hired additional personnel to staff those offices. As a result, occupancy expense, salaries and other employee expenses and other miscellaneous expenses were higher in the first quarter of 1995 than in the same quarter of 1994. Also contributing to the increase in Other Expense was an increase of $187,000 in the Bank's reserve for possible losses on future dispositions of real properties acquired on foreclosures of defaulted loans. However, as a percentage of operating income (Net Interest Income plus Other Income), Other Expense was lower in the first quarter of 1995 than in the same quarter of 1994.

       The higher provision for income taxes in the three months ended March 31, 1995, as compared to the provision for income taxes in the same three months of 1994, is due to the increase in pre-tax income and an increase in the Company's overall tax rate to approximately 38% due to a reduction in the proportion of the Bank's interest income that is exempt from Federal income taxes.

Financial Condition and Liquidity

       Between January 1, 1995 and March 31, 1995, the Company's total assets increased by approximately $11,972,000 or 3.6%. The Company continued to have adequate cash resources with approximately $29,051,000 of cash held on deposit at other financial institutions, $30,340,000 of investment securities and $23,600,000 in federal funds sold at March 31, 1995. The average volume of loans and leases outstanding during the three months ended March 31, 1995 was approximately 24.3% higher than for the same period in 1994.

       During the quarter ended March 31, 1995, the average volume of time deposits in denominations greater than $100,000 was approximately $13,764,000 higher than the average volume of those deposits during the quarter ended March 31, 1994. Generally, TCD's in denominations over $100,000 are of a short-term duration and are quite sensitive to changes in interest rates. As a result, reliance on these types of deposits can pose risks for banking


                                 11 of 15 Pages
institutions. To reduce such risks, the Bank has made it a policy to seek such deposits primarily from existing customers in its local market areas and not to rely unduly on "brokered" deposits, which tend to be more interest-sensitive and volatile. In March 1994, the Bank did acquire $8,560,000 of TCD's in denominations greater than $100,000, of which $5,130,000 will mature in March 1997 and the remaining $3,430,000 will mature in March 1999. In January 1995, the Bank acquired an additional $2,500,000 of TCD's in denominations greater than $100,000 which will mature in January 1998. The decision to acquire these deposits was made to fix the cost of funds in anticipation of increasing interest rates and to provide a source of additional funds for anticipated withdrawals of short term TCD's over $100,000.

       In the first quarter of 1995, the Board of Directors decided to discontinue payment of cash dividends in order to retain internally generated funds to support internal growth of the Bank. In addition to the opening a new banking office in Glendale, California, the Bank has filed applications for necessary regulatory approvals to open new banking offices later this year in the cities of Chino and Corona, California. The Board of Directors intends to consider, in the latter part of 1995, whether to resume cash dividends. It is not possible to predict at this time whether cash dividends will be resumed, however, as that will depend on a number of factors, including the Company's earnings and the growth of the Company's assets in 1995 and whether opportunities for further growth will may arise in the future. During the quarter ended March 31, 1995, the Company did declare a 10% stock dividend on the Company's outstanding shares, which was paid on May 1, 1995.

       Primarily as a result of the increase in earnings in the first quarter and the retention of internally generated funds, the Company's total shareholders equity increased by $980,000 to $27,851,000 at March 31, 1995 as compared to $26,871,000 at December 31, 1994 and the Bank's tier 1 capital ratio (shareholders' equity-to-total average assets) rose to 8.04% at March 31, 1995 as compared to 7.77% at December 31, 1994, which is above minimum bank regulatory requirements applicable to the Bank of 5%.

       Federal bank regulations also require federally insured banks to meet a "risk-based capital ratio" of 8%. Under those regulations, a bank's assets are weighted according to certain risk formulas; and, the higher the risk profile of a bank's assets, the greater the amount of capital that is required to meet the risk-based capital ratio. An asset that poses no risk, such as a U.S. government security, is weighted at 0% and requires no capital; whereas, a commercial loan or lease is weighted at 100% and requires 100% of the capital requirement (i.e., 8%). Based upon the formulas set forth in the risk-based capital regulations, the Bank's ratio of capital to risk-based assets at March 31, 1995 was 11.25%, which is well in excess of the minimum ratio required by these regulations.

ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits:

                  27.      Financial Data Schedule

         (B)      Reports on Form 8-K:  None.




                                12 of 15 Pages

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 10, 1995                          FOOTHILL INDEPENDENT BANCORP


                                            By:  /s/ CAROL ANN GRAF
                                               ---------------------------------
                                                       CAROL ANN GRAF
                                                    First Vice President
                                                  Chief Financial Officer
                                                       Assistant Secretary



                                13 of 15 Pages

                                INDEX TO EXHIBITS

                                                                  Sequentially
Exhibit                                                           Numbered Page
- -------                                                           -------------

Exhibit 27.       Financial Data Schedule                              15


                                14 of 15 Pages