Form 10-Q
period 1994-06-30
FOOTHILL INDEPENDENT BANCORP
filed 1995-08-11
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ---------------------------

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              June 30, 1995

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

                         Commission file number  0-11337

                          FOOTHILL INDEPENDENT BANCORP
                ----------------------------------------------------
               (Exact name of registrant as specified in its charter)


             CALIFORNIA                                    95-3815805
 --------------------------------                ------------------------------
   (State or other jurisdiction                 (I.R.S. Employer Identification
 of incorporation or organization)                             Number)


  510 SOUTH GRAND AVENUE, GLENDORA, CALIFORNIA                  91741
  --------------------------------------------                 --------
    (Address of principal executive offices)                  (Zip Code)

                       (818) 963-8551  or  (714) 599-9351
              (Registrants's telephone number, including area code)


                                Not Applicable
                 (Former name, former address and former fiscal
                       year, if changed, since last year)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past XXX 90 days. YES /XX/. NO / /.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.




                        3,938,918 shares of Common Stock
                              as of August 2, 199

                    FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                  ASSETS                 JUNE 30, 1995        DECEMBER 31, 1994
Cash and due from banks                  $ 31,618,442           $ 29,218,006
Federal Funds Sold                         49,800,000              7,450,000
                                         ------------           ------------
       Total Cash and Cash Equivalents     81,418,442             36,668,006
                                         ------------           ------------
Interest bearing deposits at other banks    3,068,979              1,188,000
                                         ------------           ------------
Investment securities held to maturity
  (approximate market value $23,373,290
  in 1995 and $20,191,254 in 1994)
    U.S. Treasury                           7,903,710             16,454,851
    U.S. Government agencies               13,006,519                996,104
    Municipal agencies                      2,227,830              2,759,135
    Other Securities                          250,000                250,000
                                         ------------           ------------
       Total Investment securities
         held to maturity                  23,388,059             20,460,090
                                         ------------           ------------
Investment securities available for sale    9,958,797             10,517,101
                                         ------------           ------------

Loans, net of unearned discount and
  prepaid points and fees                 243,738,328            245,289,324
Direct lease Financing                      2,862,687              3,726,697
  Less reserve for possible loan
    and lease losses                       (4,244,293)            (3,145,193)
                                         ------------           ------------
       Total Loans & Leases, net          242,356,722            245,870,828
                                         ------------           ------------

Bank premises and equipment                 6,902,878              6,626,777
Accrued interest                            2,260,901              2,393,707
Other real estate owned, net of allowance
  for possible losses of $779,708 in 1995
  and $515,503 in 1994                      3,947,595              2,469,469
Cash surrender value of life insurance      3,006,771              2,862,019
Prepaid expenses                            1,444,483                527,170
Deferred income taxes                       1,103,663              1,103,663
Other assets                                1,727,418                574,829
                                         ------------           ------------
       TOTAL ASSETS                      $380,584,708           $331,261,659
                                         ============           ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Demand deposits                        $ 89,076,858           $ 77,385,387
  Savings and NOW deposits                 78,662,350             78,966,296
  Money market deposits                    44,407,589             41,954,406
  Time deposits in denominations of
    $100,000 or more                       64,305,503             51,294,361
  Other time deposits                      72,783,816             51,621,654
                                         ------------           ------------
       Total deposits                     349,236,116            301,222,104

Accrued employee benefits                   1,052,532                992,955
Accrued interest and other liabilities      1,127,410              1,930,236
Long-term debt                                227,249                245,098
                                         ------------           ------------
       Total Liabilities                  351,643,307            304,390,393
                                         ------------           ------------

Stockholders' Equity
  Unrealized gain (loss) on marketable
    equity securities                        (297,620)              (399,610)
  Unrealized gain (loss) on securities
    available for sale                         30,648                 (4,240)
  Contributed capital
    Capital stock-authorized 12,500,000
     shares without par value; issued and
     outstanding 3,936,583 shares in 1995
     and 3,547,565 in 1994                 10,632,628              7,439,924
  Additional Paid-in Capital                  455,997                455,997
  Retained Earnings                        18,119,748             19,379,195
                                         ------------           ------------
       Total Stockholders' Equity          28,941,401             26,871,266
                                         ------------           ------------

       Total Liabilities and
        Stockholders' Equity             $380,584,708           $331,261,659
                                         ============           ============

                                           FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)

                                                          Six Months Ended June 30,              Three Months Ended June 30,
                                                            1995             1994                   1995              1994
INTEREST INCOME
  Interest and fees on loans                            $14,296,651       $11,650,600           $ 7,261,555       $ 6,329,561
  Interest on investment securities
    U.S. Treasury                                           289,866           681,685               115,290           377,106
  Obligations of other U.S. government
   agencies                                                 457,588           115,036               276,135            53,227
    Municipal agencies                                       43,350            45,774                20,313            24,977
    Other securities                                         67,452                 0                33,185                 0
  Interest on deposits                                       45,495            28,578                28,554            14,158
  Interest on Federal funds sold                            792,145           156,743               537,995            91,642
  Lease financing income                                    121,610            69,152                72,391            34,592
                                                         ----------        ----------            ----------        ----------
    Total Interest Income                                16,114,157        12,747,568             8,345,418         6,925,263
                                                         ----------        ----------            ----------        ----------

INTEREST EXPENSE
  Interest on savings & NOW deposits                        616,625           568,235               306,751           298,803
  Interest on money market deposits                         603,385           453,841               322,727           234,010
  Interest on time deposits in denominations
   of $100,000 or more                                    1,455,163           912,801               852,685           485,039
  Interest on other time deposits                         1,535,093           749,225               869,862           401,569
  Interest on borrowings                                     24,470            16,661                 5,833             6,688
                                                         ----------        ----------            ----------        ----------
    Total Interest Expense                                4,234,736         2,700,763             2,357,858         1,426,109
                                                         ----------        ----------            ----------        ----------
    Net Interest Income                                  11,879,421        10,046,805             5,987,560         5,499,154

PROVISION FOR LOAN AND LEASE LOSSES                       1,499,536           863,650               869,536           735,000
                                                         ----------        ----------            ----------        ----------
Net Interest Income After Provisions
  for Loan and Lease Losses                              10,379,885         9,183,155             5,118,024         4,764,154
                                                         ----------        ----------            ----------        ----------

OTHER INCOME
  Fees and service charges                                2,126,664         2,033,727             1,055,482         1,051,136
  Other                                                     252,714           417,714                89,253           280,114
                                                         ----------        ----------            ----------        ----------
    Total other income                                    2,379,378         2,451,441             1,144,735         1,331,250
                                                         ----------        ----------            ----------        ----------
OTHER EXPENSES
  Salaries and benefits                                   4,757,851         4,385,336             2,484,132         2,216,256
  Occupancy expenses, net of revenue
    of $64,338 in 1995 and $45,359 in 1994                  929,875           741,658               488,734           433,339
  Furniture and equipment expenses                          620,604           579,262               306,147           279,126
  Other operating expenses (Note 2)                       3,734,556         3,592,645             1,529,666         1,861,505
                                                         ----------        ----------            ----------        ----------
    Total other expenses                                 10,042,886         9,298,901             4,808,679         4,790,226
                                                         ----------        ----------            ----------        ----------

INCOME BEFORE INCOME TAXES                                2,716,377         2,335,695             1,454,080         1,305,178
                                                         ----------        ----------            ----------        ----------

INCOME TAXES
  Current payable                                         1,033,450           827,130               552,175           471,275
  Deferred                                                        0              (130)                    0             5,225
                                                         ----------        ----------            ----------        ----------
    Total income taxes                                    1,033,450           827,000               552,175           476,500
                                                         ----------        ----------            ----------        ----------

NET INCOME                                              $ 1,682,927       $ 1,508,695           $   901,905       $   828,678
                                                         ==========        ==========            ==========        ==========

EARNINGS PER SHARE OF COMMON STOCK                            $0.43             $0.39                 $0.23             $0.21
                                                         ==========        ==========            ==========        ==========
  (Note 3)

                               FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (UNAUDITED)


                               SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                                   VALUATION
                               NUMBER OF                 ADDITIONAL                ALLOWANCE
                                SHARES        CAPITAL     PAID-IN     RETAINED        FOR
                              OUTSTANDING      STOCK      CAPITAL     EARNINGS    INVESTMENT     TOTAL
                              -----------     -------    ---------    --------    ----------  -----------
BALANCE,December 31, 1993       3,531,460  $ 7,334,623  $ 455,997  $ 17,323,727  $ (155,297) $ 24,959,050
  As previously reported

  Prior year correction                                                  17,732     (17,732)            -
                                ---------   ----------   --------   -----------  ----------   -----------
BALANCE,January 1, 1994         3,531,460  $ 7,334,623  $ 455,997  $ 17,341,459  $ (173,029) $ 24,959,050

  Cash dividend paid                                                   (353,776)                 (353,776)

  Cash dividend declared                                               (353,986)                 (353,986)

  Exercise of stock options         8,400       46,000                                             46,000

  Net income for six
    months                                                            1,508,695                 1,508,695

  Net unrealized loss on
    marketable equity securities
    available for sale                                                             (168,068)     (168,068)

  Change in net unrealized
    loss on securities
    available for sale                                                                 (253)         (253)
                                ---------   ----------   --------   -----------  ----------   -----------
BALANCE,June 30, 1994           3,539,860  $ 7,380,623  $ 455,997  $ 18,142,392  $ (341,350) $ 25,637,662
                                =========   ==========   ========   ===========  ==========   ===========

BALANCE,Jan. 1, 1995            3,547,565  $ 7,439,924  $ 455,997  $ 19,379,195  $ (403,850) $ 26,871,266

  10% stock dividend              356,433    2,939,689               (2,939,689)                        -

  Fractional shares of stock
    dividend paid in cash                                                (2,685)                   (2,685)

  Exercise of stock                6,300        39,000                                             39,000

  Common stock issued under
    employer benefit/dividend
    reinvestment plans            26,285       214,015                                            214,015

  Net income for the six
    months                                                            1,682,927                 1,682,927

  Net unrealized loss on
    marketable equity
    securities available for sale                                                   101,990       101,990

  Change in net unrealized
    loss on securities available
    for sale                                                                         34,888        34,888
                               ---------    ----------   --------   -----------   ---------   -----------
BALANCE,June 30, 1995          3,936,583   $10,632,628  $ 455,997  $ 18,119,748  $ (266,972) $ 28,941,401
                               =========    ==========   ========   ===========   =========   ===========

See accompanying notes to financial statements

                    FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                      SIX MONTHS ENDED JUNE 30, 1995 AND 1994
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1995             1994
  Cash Flows From Operating Activities:
    Interest and fees received                     $16,037,077      $12,403,018
    Service fees and other income received           2,129,917        1,447,535
    Financing revenue received under leases            121,610           69,152
    Interest paid                                   (4,021,194)      (2,469,582)
    Cash paid to suppliers and employees           (12,299,582)      (8,460,461)
    Income taxes paid                               (1,292,019)        (667,164)
                                                    ----------       ----------
      Net Cash Provided by Operating Activities        675,809        2,322,498
                                                    ----------       ----------
  Cash Flows From Investing Activities:
    Proceeds from maturity of investment
     securities                                     25,960,835       14,058,568
    Purchase of investment securities              (28,102,962)      (8,631,103)
    Proceeds from maturity of deposits in
      other financial institutions                     495,000        1,472,000
    Purchase of deposits in other financial
      institutions                                  (2,375,979)        (890,975)
    Net (increase) decrease in credit card and
      revolving credit receivables                     (75,123)         (20,040)
    Recoveries on loans previously written off         325,969           55,849
    Net (increase) decrease in loans                   899,714      (30,843,406)
    Net (increase) decrease in leases                  946,365          486,373
    Capital expenditures                            (2,009,715)      (1,344,035)
    Proceeds from sale of property, plant
     and equipment                                     127,799           (4,797)
                                                    ----------       ----------
      Net Cash Used in Investing Activities         (3,808,097)     (25,661,566)
                                                    ----------       ----------
  Cash Flows From Financing Activities:
    Net increase (decrease) in demand deposits,
     NOW accounts, savings accounts, and money
     market deposits                                13,824,424       17,612,395
    Net increase (decrease) in certificates of
     deposit with maturities of three months or less   581,635        5,957,691
    Net increase (decrease) in certificates of
     deposit with maturities of more than three
     months                                         33,591,669        6,624,830
    Proceeds from sale of stock options                 39,000           46,000
    Proceeds from dividend reinvestment/employee
     benefit plans                                     214,015                0
    Principal payment on long term debt                (17,849)        (203,658)
    Dividends paid                                    (354,757)        (711,175)
                                                    ----------       ----------
      Net Cash Provided byFinancing Activities      47,878,137       29,626,083
                                                    ----------       ----------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                       44,745,849        6,287,015
Cash and Cash Equivalents at Beginning of Year      36,668,006       25,694,366
                                                    ----------       ----------
Cash and Cash Equivalents at June 30, 1995 & 1994  $81,413,855      $31,981,381
                                                    ==========       ==========
See accompanying notes to financial statements

                   FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 1995 AND 1994


   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES


                                                        1995             1994
Net Income                                         $ 1,682,927      $ 1,508,695


Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities


    Depreciation and amortization                      232,397          418,442
    Provision for possible credit losses             1,499,536          863,650
    (Gain) loss on disposition of property,
     plant & equipment                                (104,709)          17,199
    (Increase) decrease in taxes payable              (258,569)         159,836
    (Increase) decrease in other assets             (2,152,255)         485,054
    Increase (decrease) in interest receivable          44,530         (275,398)
    (Increase) decrease in interest payable            213,542          231,181
    Increase (decrease) in fees and other
     receivables                                      (144,752)      (1,021,105)
    (Increase) decrease in accrued expenses
     and other liabilities                            (289,049)          62,122
    Gain on sale of investments and other assets       (47,789)        (127,178)
                                                    ----------      -----------
            Total Adjustments                       (1,007,118)         813,803
                                                    ----------      -----------

Net Cash Provided by Operating Activities          $   675,809      $ 2,322,498
                                                    ==========       ==========


DISCLOSURE OF ACCOUNTING POLICY
- -------------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.










See accompanying notes to financial statements

                    FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                           JUNE 30, 1995 AND 1994


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K the year ended December 31, 1994. The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE #2 - OTHER EXPENSES


The following is a breakdown of other expenses for each of the three month and six month periods ended June 30, 1995 and
1994.


                                              Six Months Ended June 30,           Three Months Ended June 30,
                                                  1995         1994                   1995            1994
Data processing                             $   403,208     $   409,010          $  185,485      $  180,403
Marketing expenses                              285,638         287,669             168,792         170,024
Office supplies, postage
  and telephone                                 520,296         384,678             285,777         205,881
Bank insurance & assessment                     591,685         524,189             302,309         252,813
Professional expenses                           521,091         429,775             261,848         229,441
Provision for OREO loss                         560,000         758,210             (10,000)        375,000
Other expenses                                  852,638         799,114             335,455         447,943
                                            -----------     -----------          ----------      ----------
  Total Other Expenses                      $ 3,734,556     $ 3,592,645          $1,529,666      $1,861,505
                                            ===========     ===========          ==========      ==========

NOTE #3 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding during each period. Stock options have been excluded from the computation of earning per share, as their effect is immaterial.

The weighted average number of shares used to compute earnings per share was 3,929,463 in 1995 and 3,892,016 in 1994.

NOTE #4 - INCOME TAXES

The Bank adopted Statement No. 109 of the Financial Accounting Standard Board, Accounting for Income Taxes, commencing January 1, 1993. This new statement supersedes Statement No. 96 and among other things, changes the criteria for the recognition and measurement of deferred tax assets. This adoption does not create a material change in the financial statements of the Bank or the Company.

NOTE #5 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement 107 is effective for financial statements for fiscal years ended after December 15, 1992. The Statement considers the fair value of financial instruments for both assets and liabilities.


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

Loans

The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

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

Commitments to Extend Credit and Standby Letter of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the parties involved. For fixed-rate loan commitments, fair value also considered the difference between current levels of interest rates and committed rates.

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at June 30, 1995.

The estimated fair value of the Bank's financial instruments are as follows:

                                                JUNE 30, 1995
                                     Carrying Amount            Fair Value
                                     ---------------          --------------
Financial Assets
  Cash                                  84,487,421              84,487,421
  Investment securities                 33,096,856              32,616,487
  Real estate loans                     79,390,488              79,390,617
  Installment loans                     13,589,342              13,589,997
  Commercial loans                     177,030,011             177,029,694
  Direct lease financing                 2,856,161               2,855,698

Financial Liabilities
  Deposits                             349,236,116             350,157,116
  Long term debt                           227,249                 227,249

Unrecognized Financial Instruments
  Commitments to extend credit          47,431,252              47,431,252
  Standby letters of credit              1,987,000               1,987,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


General

     Foothill Independent Bancorp (the "Company") is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are conducted by, Foothill Independent Bank, a California state chartered bank (the "Bank"). The Bank accounts for substantially all of the Company's revenues and income.

Results of Operations

     Net Interest Income. Net interest income is the principal determinant of a bank's income. Net interest income represents the difference or "margin" between the interest earned on interest-earning assets, such as loans, investment securities and Federal Funds sold, and the interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income increased by $488,000 or 8.9% in the three months ended June 30, 1995, and by $1,833,000 or 18.2% in the six months ended June 30, 1995, as compared to the same three and six month periods ended June 30, 1994. These increases were primarily attributable to increases in interest and fees earned on loans, and increases in interest earned on Federal Funds sold, which more than offset increases in interest expense, in the three and six month periods ended June 30, 1995. The increases in interest and fees earned on loans, and in the interest earned on Federal Funds sold, were attributable primarily to increases in the volume of loans and in the volume of Federal Funds that were outstanding during the quarter and six months ended June 30, 1995 and, to a lesser extent, to increases in prevailing rates of interest during those periods.

     The increase in interest expense in the three and six months ended June 30, 1995 was attributable primarily to (i) an overall increase in the average volume of interest-bearing deposits outstanding during these periods, as compared to the corresponding periods of 1994, (ii) a change in the mix of deposits due to increases in the average volume of time deposits which generally bear interest at higher rates than savings deposits, and (iii) somewhat higher interest rates paid on deposits as a result of increases in market rates of interest due primarily to the credit tightening actions taken by the Board of Governors of the Federal Reserve System in response to concerns about inflation. The increases in the interest rates paid on interest-bearing deposits resulted in a decline in the Bank's net interest margin (i.e., net interest income expressed as a percentage of interest income) to 71.8% and 73.7%, respectively, in the three and six month periods ended June 30, 1995, from 79.4% and 78.8% in the corresponding periods of 1994.

     Provision for Possible Loan Losses. The Bank follows the practice of maintaining a reserve for possible losses on loans and leases (the "Loan Loss Reserve" or the "Reserve") that occur from time to time as an incidental part of the banking business. Write-offs of loans and leases (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against the Reserve and the Reserve is adjusted periodically to reflect changes in the volume of outstanding loans and leases and increases in the risk of potential losses due either to a deterioration in the condition of borrowers or in general economic conditions. Additions to the Loan Loss Reserve are made though a charge against income referred to as the "Provision for Loan and Lease Losses." The Bank made provisions for potential loan and lease losses of $870,000 in the second quarter of 1995, as compared to $735,000 in the corresponding quarter of 1994. For the first six months of 1995 the provision for potential loan and lease losses, inclusive of the provision made in the second quarter, totaled $1,500,000, as compared to $864,000 for the first six months of 1994.
 The increases in the provision during the quarter and six months ended June 30, 1995 were made primarily in response to the increase, since June 30, 1994, in the average volume of outstanding loans and a continued "softness" in the market values of commercial real estate in Southern California, which is adversely affecting the values of the real properties that secure and may become the source of repayment for some of the Bank's non-performing loans.

     Other Income. Other income declined by $187,000 or 14% and by $72,000 or 2.9%, respectively, in the quarter and six months ended June 30, 1995, as compared to the same quarter and six months of 1994, primarily as a result of decreases in the volume of, and in the fees generated from, sales of SBA loans as compared to 1994.

     Other Expense. Other expense, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) insurance, assessments and other operating and miscellaneous expenses, was substantially unchanged in the quarter ended June 30, 1995 from the quarter ended June 30, 1994. For the six months ended June 30, 1995, other expense increase by $745,000 or 8% as compared to the corresponding six month period of 1994. This increase was primarily attributable to internal growth in the Bank's assets and operations subsequent to June 30, 1994. In the first quarter of 1995, the Bank opened a new banking office in Glendale, California and hired additional personnel to staff that office. The opening of that office accounted for much of the increases in occupancy and salary and other employee expenses in the six months ended June 30, 1995. In July 1995, the Bank opened another new office, in Corona, California and expects to open a new banking office in Chino, California later this year. Consequently, the Company expects to incur increases in occupancy and salary and other employee expenses during the second half of 1995 related to the opening of these two banking offices.

     Provision for Income Taxes. The higher provision for income taxes in the quarter and six months ended June 30, 1995, as compared to the provision for income taxes in the corresponding periods of 1994, is attributable to the increase in income before income taxes and the fact that the Company had less tax-exempt income during the six months ended June 30, 1995 than it did in the first six months of 1994.

Financial Condition and Liquidity

     Between January 1, 1995 and June 30, 1995, the Company's total assets increased by approximately $49,323,000, or 14.9%. That increase was primarily the result of programs implemented to attract new customers and increase deposits. The additional deposits that were generated by those programs were used primarily to increase the Bank's liquidity and, to a lesser extent, to fund new loans. As a result, the average volume of Federal Funds sold and cash held at other banks increased significantly in the six months ended June 30, 1995. At June 30, 1995, the Company had $34,687,000 of cash held on deposit at other financial institutions, $33,347,000 of investment securities and $49,800,000 in Federal Funds sold.

     For the quarter ended June 30, 1995, the average volume of time deposits (TCD's) in denominations greater than $100,000 was approximately $5,915,000 higher than the average volume of those deposits for the quarter ended December 31, 1994. Often, TCD's in denominations over $100,000 are of a short-term duration and are quite sensitive to changes in interest rates. As a result, reliance on these types of deposits can pose risks for banking institutions. To reduce such risks, the Bank has made it a policy to seek TCD's in denominations over $100,000 primarily from existing customers in its local market areas and not to rely unduly on "brokered" deposits, which tend to be more interest-sensitive and volatile. During the quarter ended June 30, 1995, the Bank has made an effort to attract more of these types of deposits, primarily from customers in its existing markets, to increase the Bank's liquidity.

     In the first quarter of 1995, the Board of Directors decided to discontinue payment of cash dividends in order to retain internally generated funds to support internal growth of the Bank. In addition to the new banking office opened in Glendale, California in March of 1995, the Bank opened a new banking office in Corona, California on July 17, 1995 and has filed an application for necessary regulatory approvals to open a new banking office in Chino, California later this year. The Board of Directors intends to consider , in the later part of 1995, whether to resume cash dividends. It is not possible to predict at this time whether cash dividends will be resumed, however, as that will depend on a number of factors, including the Company's earnings and the growth of the Company's assets in 1995 and whether opportunities for further growth may arise in the future. During the first quarter of 1995, the Company did declare a 10% stock dividend on the Company's outstanding shares, which was paid on May 1, 1995.

     As a result of the increased earnings in the six months ended June 30, 1995 and the retention of internally generated funds, the Company's total shareholders' equity increased by $2,070,000 to $28,941,000 at June 30, 1995 as compared to $26,871,000 at December 31, 1994 and the Bank's Tier 1 Capital Ratio (the ratio of shareholders' equity-to-average assets) was 7.83% at June 30, 1995 compared to 7.77% at December 31, 1994, and is above the minimum regulatory requirement applicable to the Bank of 5%.

     Federal bank regulations also require federally insured banks to meet a "risk-based capital ratio" of 8%. Under those regulations, a bank's assets are weighted according to certain risk formulas; and, the higher the risk profile of a bank's assets, the greater the amount of capital that is required to meet the risk-based capital ratio. An asset that poses no risk, such as a U.S. government security, is weighted at 0% and requires no capital; whereas, a commercial loan or lease is weighted at 100% and requires 100% of the capital requirement (i.e., 8%). Based upon the formulas set forth in the risk-based capital regulations, the Bank's ratio of capital to risk-based assets at June 30, 1995 was 11.56% , which is well in excess of the minimum ratio required by these regulations.

Part II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)   The Annual Meeting of Shareholders was held on May 9, 1995.

     (b) Set forth below is the name of (i) each director elected at the meeting and (ii) the name of each other director whose term of office as a director continued after the meeting. Opposite the names of each of the directors elected at the meeting are the number of votes cast for their election and the number of votes withheld. As the election was uncontested, there were no broker non-votes.

     Directors Elected at the Annual Meeting:

          Name of                     Number of                   Number of
     Nominee/Director                 Votes "For"             Votes "Withheld"
     ----------------                ------------             ----------------
     Richard H. Barker                2,936,002                    17,228

     Charles G. Boone                 2,932,928                    20,302

     William V. Landecena             2,935,568                    17,662

     O.L. Mestad                      2,930,590                    22,640

     Directors Continuing in Office. The terms of office of the following incumbent directors extend to 1996 and, therefore, they did not stand for re-election at the 1995 Annual Meeting: George E. Langley, Earl A. Musser, Douglas F. Tessitor and Max E. Williams.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


            (a)   Exhibits:
                  27.Financial Data Schedule

            (b)   Reports on Form 8-K: None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 10, 1995                            FOOTHILL INDEPENDENT BANCORP




                                    By:              /S/CAROL ANN GRAF
                                                -----------------------------
                                                       CAROL ANN GRAF
                                                    First Vice President
                                                   Chief Financial Officer
                                                    Assistant Secretary

INDEX TO EXHIBITS


                                                       Sequentially
Exhibit                                                Numbered Page

Exhibit 27. Financial Data Schedule                          16