Form 10-Q
period 1995-09-30
FOOTHILL INDEPENDENT BANCORP
filed 1995-11-14
CIK 718903

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ---------------------------

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            September 30, 1995

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





                        3,947,026 shares of Common Stock
                            as of November 10, 1995

                    FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                  ASSETS              SEPTEMBER 30, 1995      DECEMBER 31, 1994
Cash and due from banks                  $ 27,911,022           $ 29,218,006
Federal Funds Sold                         43,575,000              7,450,000
                                         ------------           ------------
       Total Cash and Cash Equivalents     71,486,022             36,668,006
                                         ------------           ------------
Interest bearing deposits at other banks    4,059,188              1,188,000
                                         ------------           ------------
Investment securities held to maturity
  (approximate market value $31,979,699
  in 1995 and $20,191,254 in 1994)
    U.S. Treasury                           7,928,605             16,454,851
    U.S. Government agencies               22,045,019                996,104
    Municipal agencies                      2,665,755              2,759,135
    Other Securities                          250,000                250,000
                                         ------------           ------------
       Total Investment securities
         held to maturity                  32,889,379             20,460,090
                                         ------------           ------------
Investment securities available for sale   14,959,316             10,517,101
                                         ------------           ------------

Loans, net of unearned discount and
  prepaid points and fees                 245,583,084            245,289,324
Direct lease Financing                      2,754,089              3,726,697
  Less reserve for possible loan
    and lease losses                       (3,723,793)            (3,145,193)
                                         ------------           ------------
       Total Loans & Leases, net          244,613,380            245,870,828
                                         ------------           ------------

Bank premises and equipment                 7,299,721              6,626,777
Accrued interest                            2,657,209              2,393,707
Other real estate owned, net of allowance
  for possible losses of $876,549 in 1995
  and $515,503 in 1994                      3,527,557              2,469,469
Cash surrender value of life insurance      3,066,741              2,862,019
Prepaid expenses                            1,267,556                527,170
Deferred income taxes                       1,103,663              1,103,663
Other assets                                1,268,462                574,829
                                         ------------           ------------
       TOTAL ASSETS                      $388,198,194           $331,261,659
                                         ============           ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                        $ 89,211,879           $ 77,385,387
  Savings and NOW deposits                 78,576,971             78,966,296
  Money market deposits                    47,584,695             41,954,406
  Time deposits in denominations of
    $100,000 or more                       62,786,401             51,294,361
  Other time deposits                      77,390,437             51,621,654
                                         ------------           ------------
       Total deposits                     355,550,383            301,222,104

Accrued employee benefits                   1,112,502                992,955
Accrued interest and other liabilities      1,418,702              1,930,236
Long-term debt                                217,985                245,098
                                         ------------           ------------
       Total Liabilities                  358,299,572            304,390,393
                                         ------------           ------------

Stockholders' Equity
  Unrealized gain (loss) on marketable
    equity securities                        (296,819)              (399,610)
  Unrealized gain (loss) on securities
    available for sale                         15,651                 (4,240)
  Contributed capital
    Capital stock-authorized 12,500,000
     shares without par value; issued and
     outstanding 3,944,502 shares in 1995
     and 3,547,565 in 1994                 10,701,052              7,439,924
  Additional Paid-in Capital                  455,997                455,997
  Retained Earnings                        19,022,741             19,379,195
                                         ------------           ------------
       Total Stockholders' Equity          29,898,622             26,871,266
                                         ------------           ------------

       Total Liabilities and
        Stockholders' Equity             $388,198,194           $331,261,659
                                         ============           ============

                                           FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)

                                                       Nine Months Ended September 30,         Three Months Ended September 30,
                                                            1995             1994                   1995              1994
INTEREST INCOME
  Interest and fees on loans                            $21,546,388       $18,378,434           $ 7,249,737       $ 6,727,834
  Interest on investment securities
    U.S. Treasury                                           388,098           854,415                98,232           172,730
  Obligations of other U.S. government
   agencies                                                 943,138           168,703               485,550            53,667
    Municipal agencies                                       66,180            70,727                22,830            24,953
    Other securities                                        101,850                 0                34,398                 0
  Interest on deposits                                       98,845            44,911                53,350            16,333
  Interest on Federal funds sold                          1,423,164           314,721               631,019           157,978
  Lease financing income                                    166,193           103,745                44,583            34,593
                                                         ----------        ----------            ----------        ----------
    Total Interest Income                                24,733,856        19,935,656             8,619,699         7,188,088
                                                         ----------        ----------            ----------        ----------

INTEREST EXPENSE
  Interest on savings & NOW deposits                        912,120           876,934               295,495           308,699
  Interest on money market deposits                         996,354           711,292               392,969           257,451
  Interest on time deposits in denominations
   of $100,000 or more                                    2,469,242         1,452,055             1,014,079           539,254
  Interest on other time deposits                         2,615,202         1,250,159             1,080,109           500,934
  Interest on borrowings                                     30,074            23,144                 5,604             6,483
                                                         ----------        ----------            ----------        ----------
    Total Interest Expense                                7,022,992         4,313,584             2,788,256         1,612,821
                                                         ----------        ----------            ----------        ----------
    Net Interest Income                                  17,710,864        15,622,072             5,831,443         5,575,267

PROVISION FOR LOAN AND LEASE LOSSES                       1,669,536         1,503,650               170,000           640,000
                                                         ----------        ----------            ----------        ----------
Net Interest Income After Provisions
  for Loan and Lease Losses                              16,041,328        14,118,422             5,661,443         4,935,267
                                                         ----------        ----------            ----------        ----------

OTHER INCOME
  Fees and service charges                                3,109,018         3,241,877               982,354         1,208,150
  Other                                                     292,921           584,572                40,207           166,858
                                                         ----------        ----------            ----------        ----------
    Total other income                                    3,401,939         3,826,449             1,022,561         1,375,008
                                                         ----------        ----------            ----------        ----------
OTHER EXPENSES
  Salaries and benefits                                   7,192,943         6,678,093             2,435,092         2,292,757
  Occupancy expenses, net of revenue
    of $103,033 in 1995 and $80,640 in 1994               1,436,545         1,155,083               506,670           413,425
  Furniture and equipment expenses                          922,038           868,347               301,434           289,085
  Other operating expenses (Note 2)                       5,749,633         5,514,366             2,015,077         1,921,721
                                                         ----------        ----------            ----------        ----------
    Total other expenses                                 15,301,159        14,215,889             5,258,273         4,916,988
                                                         ----------        ----------            ----------        ----------

INCOME BEFORE INCOME TAXES                                4,142,108         3,728,982             1,425,731         1,393,287
                                                         ----------        ----------            ----------        ----------

INCOME TAXES
  Current payable                                         1,556,188         1,375,700               522,738           548,570
  Deferred                                                        0                 0                     0               130
                                                         ----------        ----------            ----------        ----------
    Total income taxes                                    1,556,188         1,375,700               552,738           548,700
                                                         ----------        ----------            ----------        ----------

NET INCOME                                              $ 2,585,920       $ 2,353,282           $   902,993       $   844,587
                                                         ==========        ==========            ==========        ==========

EARNINGS PER SHARE OF COMMON STOCK                            $0.66             $0.61                 $0.23             $0.22
                                                         ==========        ==========            ==========        ==========
  (Note 3)

                               FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (UNAUDITED)


                            NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                                   VALUATION
                               NUMBER OF                 ADDITIONAL                ALLOWANCE
                                SHARES        CAPITAL     PAID-IN     RETAINED        FOR
                              OUTSTANDING      STOCK      CAPITAL     EARNINGS    INVESTMENT     TOTAL
                              -----------     -------    ---------    --------    ----------  -----------
BALANCE,December 31, 1993       3,531,460  $ 7,334,623  $ 455,997  $ 17,323,727  $ (155,297) $ 24,959,050
  As previously reported

  Prior year correction                                                  17,732     (17,732)            -
                                ---------   ----------   --------   -----------  ----------   -----------
BALANCE,January 1, 1994         3,531,460  $ 7,334,623  $ 455,997  $ 17,341,459  $ (173,029) $ 24,959,050

  Cash dividend paid                                                   (707,762)                 (707,762)

  Cash dividend declared                                               (353,986)                 (353,986)

  Exercise of stock options         8,400       46,000                                             46,000

  Net income for six
    months                                                            2,353,282                 2,353,282

  Net unrealized loss on
    marketable equity securities
    available for sale                                                             (196,523)     (196,523)

  Change in net unrealized
    loss on securities
    available for sale                                                               (4,290)       (4,290)
                                ---------   ----------   --------   -----------  ----------   -----------
BALANCE, September 30, 1994     3,539,860  $ 7,380,623  $ 455,997  $ 18,632,993  $ (373,842) $ 26,095,771
                                =========   ==========   ========   ===========  ==========   ===========

BALANCE,Jan. 1, 1995          $ 3,547,565  $ 7,439,924  $ 455,997  $ 19,379,195  $ (403,850) $ 26,871,266

  10% stock dividend              356,433    2,939,689               (2,939,689)                        -

  Fractional shares of stock
    dividend paid in cash                                                (2,685)                   (2,685)

  Exercise of stock                6,300        39,000                                             39,000

  Common stock issued under
    employer benefit/dividend
    reinvestment plans            34,204       282,439                                            282,439

  Net income for the six
    months                                                            2,585,920                 2,585,920

  Net unrealized loss on
    marketable equity
    securities available for sale                                                   102,791       102,791

  Change in net unrealized
    loss on securities available
    for sale                                                                         19,891        19,891
                               ---------    ----------   --------   -----------   ---------   -----------
BALANCE,June 30, 1995          3,944,502   $10,701,052  $ 455,997  $ 19,022,741  $ (281,168) $ 29,898,622
                               =========    ==========   ========   ===========   =========   ===========
See accompanying notes to financial statements

                    FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                    NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1995             1994
  Cash Flows From Operating Activities:
    Interest and fees received                     $24,070,330      $19,533,829
    Service fees and other income received           3,090,449        2,730,201
    Financing revenue received under leases            166,193          103,745
    Interest paid                                   (6,836,818)      (4,102,733)
    Cash paid to suppliers and employees           (16,500,612)     (12,839,898)
    Income taxes paid                               (1,823,194)      (1,688,507)
                                                    ----------       ----------
      Net Cash Provided by Operating Activities      2,166,348        3,736,637
                                                    ----------       ----------
  Cash Flows From Investing Activities:
    Proceeds from maturity of investment
     securities                                     34,822,420       28,870,390
    Purchase of investment securities              (51,343,465)     (17,557,191)
    Proceeds from maturity of deposits in
      other financial institutions                     792,000        2,363,000
    Purchase of deposits in other financial
      institutions                                  (3,663,188)      (1,682,975)
    Net (increase) decrease in credit card and
      revolving credit receivables                     (50,032)        (265,519)
    Recoveries on loans previously written off         515,787          108,503
    Net (increase) decrease in loans                (1,846,033)     (43,745,230)
    Net (increase) decrease in leases                1,055,613          965,474
    Capital expenditures                            (2,217,998)      (1,894,629)
    Proceeds from sale of property, plant
     and equipment                                     136,294           42,937
                                                    ----------       ----------
      Net Cash Used in Investing Activities        (21,698,538)     (32,795,240)
                                                    ----------       ----------
  Cash Flows From Financing Activities:
    Net increase (decrease) in demand deposits,
     NOW accounts, savings accounts, and money
     market deposits                                17,153,013       22,686,259
    Net increase (decrease) in certificates of
     deposit with maturities of three months or less 8,164,170        9,681,480
    Net increase (decrease) in certificates of
     deposit with maturities of more than three
     months                                         29,096,654       11,332,732
    Proceeds from sale of stock options                 39,000           46,000
    Proceeds from dividend reinvestment/employee
     benefit plans                                     282,439                0
    Principal payment on long term debt                (27,113)        (212,043)
    Dividends paid                                    (357,957)      (1,065,161)
                                                    ----------       ----------
      Net Cash Provided byFinancing Activities      54,350,206       42,469,267
                                                    ----------       ----------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                       34,818,016       13,410,664
Cash and Cash Equivalents at Beginning of Year      36,668,006       25,694,366
                                                    ----------       ----------
Cash and Cash Equivalents at Sept.30, 1995 & 1994  $71,486,022      $39,105,030
                                                    ==========       ==========
See accompanying notes to financial statements

                   FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                   NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES


                                                        1995             1994
Net Income                                         $ 2,585,920      $ 2,353,282


Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities


    Depreciation and amortization                      457,439          597,195
    Provision for possible credit losses             1,669,536        1,503,650
    (Gain) loss on disposition of property,
     plant & equipment                                (106,768)         (25,042)
    (Increase) decrease in taxes payable              (267,006)        (312,807)
    (Increase) decrease in other assets             (1,517,024)         393,753
    Increase (decrease) in interest receivable        (497,333)        (298,082)
    (Increase) decrease in interest payable            186,174          210,851
    Increase (decrease) in fees and other
     receivables                                      (204,722)      (1,071,205)
    (Increase) decrease in accrued expenses
     and other liabilities                             (89,485)         512,220
    Gain on sale of investments and other assets       (50,383)        (127,178)
                                                    ----------      -----------
            Total Adjustments                         (419,572)       1,383,355
                                                    ----------      -----------

Net Cash Provided by Operating Activities          $ 2,166,348      $ 3,736,637
                                                    ==========       ==========


DISCLOSURE OF ACCOUNTING POLICY
-------------------------------

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


                        SEPTEMBER 30, 1995 AND 1994


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K the year ended December 31, 1994. The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE #2 - OTHER EXPENSES


The following is a breakdown of other expenses for each of the three and nine month periods ended September 30, 1995 and
1994.


                                            Nine Months Ended September 30,     Three Months Ended September 30,
                                                  1995         1994                   1995            1994
Data processing                             $   675,782     $   666,916          $  272,574      $  257,906
Marketing expenses                              560,909         393,761             275,271         106,092
Office supplies, postage
  and telephone                                 808,170         624,488             287,874         239,810
Bank insurance & assessment                     760,568         812,065             168,883         287,876
Professional expenses                           725,762         679,778             204,671         250,003
Provision for OREO loss                         850,000         758,210             290,000               0
Other expenses                                1,368,442       1,579,148             515,804         780,034
                                            -----------     -----------          ----------      ----------
  Total Other Expenses                      $ 5,749,633     $ 5,514,366          $2,015,077      $1,921,721
                                            ===========     ===========          ==========      ==========

NOTE #3 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding during each period. Stock options have been excluded from the computation of earning per share, as their effect is immaterial.

The weighted average number of shares used to compute earnings per share was 3,931,463 in 1995 and 3,893,555 in 1994. The number of shares for 1994 is adjusted for a 10% stock dividend.

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at September 30, 1994. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at September 30, 1995.

The estimated fair value of the Bank's financial instruments are as follows:

                                                SEPTEMBER 30, 1995
                                     Carrying Amount            Fair Value
                                     ---------------          --------------
Financial Assets
  Cash                                  75,545,210              75,545,210
  Investment securities                 47,598,695              46,689,015
  Real estate loans                     77,572,235              77,571,225
  Installment loans                     12,866,857              12,867,222
  Commercial loans                     158,224,948             158,224,730
  Direct lease financing                 2,739,908               2,739,744

Financial Liabilities
  Deposits                             355,550,382             357,020,382
  Long term debt                           217,985                 217,985

Unrecognized Financial Instruments
  Commitments to extend credit          39,658,844              39,658,844
  Standby letters of credit              2,022,990               2,022,990



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

	Foothill Independent Bancorp (the "Company") is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are conducted by, Foothill Independent Bank, a California state chartered bank (the "Bank"). The Bank accounts for substantially all of the Company's revenues and income.

Results of Operations

	Net Interest Income. Net interest income is the principal determinant of a bank's income. Net interest income represents the difference or "margin" between the interest earned on interest-earning assets, such as loans, investment securities and Federal Funds sold, and the interest paid on interest-bearing liabilities, principally deposits. The Bank's net interest income increased by $256,000 or 4.6% and by $2,089,000 or 13.4% in the three and nine month periods ended September 30, 1995, respectively, as compared to the same three and nine month periods of 1994. These increases were primarily attributable to increases in interest and fees earned on loans and increases in interest earned on Federal Funds sold, which more than offset increases in interest expense. The increase in interest and fees earned on loans during the three months ended September 30, 1995 was due primarily to higher prevailing rates of interest in that quarter as compared to the same quarter of 1994; whereas the increase in interest and fees earned on loans in the nine months ended September 30, 1995 was attributable to increases in both the average volume of loans outstanding and prevailing rates of interest, as compared to the same nine months of 1994. The increases in the interest earned on Federal Funds sold were attributable primarily to increases in the volume of Federal Funds that were outstanding during the quarter and nine months ended September 30, 1995 and, to a lesser extent, to increases in prevailing rates of interest during those periods.

	The increases in interest expense in the three and nine months ended September 30, 1995 were attributable primarily to (i) an overall increase in the average volume of interest-bearing deposits outstanding during these periods, as compared to the corresponding periods of 1994, (ii) a change in the mix of deposits due to proportionately greater increases in the average volume of time deposits, which generally bear interest at higher rates than savings deposits, and (iii) somewhat higher interest rates paid on deposits as a result of increases in market rates of interest due primarily to the credit tightening actions taken in the first half of the year by the Board of Governors of the Federal Reserve System in response to concerns about inflation. The increases in interest expense, coupled with the slowing of loan growth in the third quarter of 1995 and a corresponding increase in the volume of lower yielding interest earning assets, such as Federal Funds sold, investment securities and cash held at other institutions, resulted in a decline in the Bank's net interest margin (i.e., net interest income expressed as a percentage of interest income) to 71.6% and 67.6%, respectively, in the three and nine month periods ended September 30, 1995, from 78.4% and 77.6% in the corresponding periods of 1994.

	Provision for Possible Loan Losses. The Bank follows the practice of maintaining a reserve for possible losses on loans and leases (the "Loan Loss Reserve" or the "Reserve") that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against the Reserve and the Reserve is adjusted periodically to reflect changes in the volume of outstanding loans increases and in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." The Bank made provisions for potential loan and lease losses of $170,000 in the third quarter of 1995, as compared to $640,000 in the corresponding quarter of 1994. For the first nine months of 1995 the provision for potential loan and lease losses (inclusive of the provision made in the third quarter) totaled $1,700,000, as compared to $1,504,000 for the first nine months of 1994. The increases in the provision during the nine months ended September 30, 1995 were made primarily in response to the increases, between October 1, 1994 and June 30, 1995, in the average volume of the Bank's outstanding loans and a continued softness in the market values of commercial real estate in Southern California, which adversely affected the values of the real properties that secure and could become the source of repayment for some of the Bank's non-performing loans. The provision made in the quarter ended September 30, 1995 was lower than for the corresponding period of 1994, due primarily to a slowing in the growth of the Bank's volume of outstanding loans and the assessment of the Bank's management that the amount of the Loan Loss Reserve was sufficient, in relation to the volume and condition of the Bank's outstanding loans, to permit a reduction in the amount of the provision as compared to the provision made in the quarter ended September 30, 1994.

	Other Income. Other income decreased by $352,000 or 26% and by $425,000 or 11%, respectively, in the quarter and nine months ended September 30, 1995, as compared to the same quarter and nine month periods of 1994. These decreases were due primarily to decreases in the volume of and, consequently, in the fees generated from, sales of SBA loans and the provision by the Bank of appraisal and other ancillary services, as compared to the same periods of 1994.

	Other Expense. Other expense, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) insurance, assessments and other operating and miscellaneous expenses, increased by $341,000 or 6.9%, and by $1,085,000 or 7.6%, respectively, in the three and nine month periods ended September 30, 1995 as compared in each case to the corresponding three and nine month periods of 1994. These increases were primarily attributable to internal growth in the Bank's assets and operations subsequent to June 30, 1994. In the first quarter of 1995, the Bank opened a new banking office in Glendale, California and hired additional personnel to staff that office. In July 1995, the Bank opened another new office, in Corona, California. The opening of those offices, together with the implementation of new marketing programs designed to attract new customers for the Bank, accounted for much of the increases in occupancy expense, salary and other employee expenses and other operating expenses in the quarter and nine months ended September 30, 1995. Also contributing to the increase in other operating expense in the quarter and nine months ended September 30, 1995 were increases of $290,000 and $92,000, respectively, as compared to the corresponding periods of 1994, in the provisions made for possible losses on other real estate owned, which is real property acquired by the Bank on defaulted loans and held for resale. These increases in the provision were made in response to continued softness in the market for commercial real property in Southern California which caused a decline in the value of some of those properties.

	Provision for Income Taxes. The higher provision for income taxes in the nine months ended September 30, 1995, as compared to the provision for income taxes in the corresponding period of 1994, is attributable to the increase in income before income taxes and the fact that the Company had less tax-exempt income during the nine months ended September 30, 1995 than it did in the first nine months of 1994.

Financial Condition and Liquidity

	Between January 1, 1995 and September 30, 1995, the Company's total assets increased by approximately $56,937,000, or 17.2%. That increase was primarily the result of the opening of two new banking offices and the implementation of marketing programs designed to attract new customers and increase deposits. The additional deposits that were generated by those programs were used primarily to increase the Bank's liquidity and, to a lesser extent, to fund new loans. As a result, the average volume of Federal Funds sold, investment securities and cash held at other banks increased significantly in the nine months ended September 30, 1995. At September 30, 1995, the Company had $31,970,000 of cash held on deposit at other financial institutions, $47,849,000 of investment securities and $43,575,000 in Federal Funds sold.

	For the quarter ended September 30, 1995, the average volume of time deposits ("TCD'S") in denominations greater than $100,000 was approximately $12,799,000 higher than the average volume of those deposits for the quarter ended December 31, 1994. Often, TCD's in denominations over $100,000 are of a short-term duration and are quite sensitive to changes in interest rates. As a result, reliance on these types of deposits can pose risks for banking institutions. To reduce such risks, the Bank has made it a policy to seek TCD's in denominations over $100,000 primarily from existing customers in its local market areas and not to rely unduly on "brokered" deposits, which tend to be more interest-sensitive and volatile.

	In the first quarter of 1995, the Board of Directors decided to discontinue payment of cash dividends in order to retain internally generated funds to support internal growth of the Bank. In addition to the new banking office opened in Glendale, California in March of 1995, the Bank opened a new bank office in Corona, California on July 17, 1995 and has filed an application for necessary regulatory approvals to open a new banking office in Chino, California either late in 1995 or early in 1996. The Board of Directors intends to consider, later in 1995, whether to resume cash dividends. However, it is not possible to predict at this time whether cash dividends will be resumed, as that will depend on a number of factors, including the Company's earnings and the growth of the Company's assets in 1995 and whether opportunities for further growth may arise in the future. During the first quarter of 1995, the Company did declare a 10% stock dividend on the Company's outstanding shares, which was distributed on May 1, 1995, and which, for accounting purposes, was recorded as a $2,940,000 reduction in retained earnings, offset by a corresponding $2,940,000 increase in the Company's contributed capital (see the Condensed Consolidated Statement of Changes in Stockholders' Equity included elsewhere in this Report).

	As a result of the increased earnings in the nine months ended September 30, 1995 and the retention of internally generated funds, the Company's total shareholders' equity increased by $3,027,000 to $29,899,000 at September 30, 1995 as compared to $26,871,000 at December 31, 1994. As a result, despite the substantial growth in assets that has occurred during the first nine months of 1995, the Bank's Tier 1 Capital Ratio, which is the ratio of shareholders' equity to average assets, remained substantially unchanged, at 7.55% at September 30, 1995, as compared to 7.77% at December 31, 1994, and is above the minimum regulatory requirement applicable to the Bank of 5%.

Federal bank regulations also require federally insured banks to meet a "risk-based capital ratio" of 8%. Under those regulations, a bank's assets are weighted according to certain risk formulas; and, the higher the risk profile of a bank's assets, the greater the amount of capital that is required to meet the risk-based capital ratio. An asset that poses no risk, such as a U.S. government security, is weighted at 0% and requires no capital; whereas, a commercial loan or lease is weighted at 100% and requires 100% of the capital requirement (i.e., 8%). Based upon the formulas set forth in the risk-based capital regulations, the Bank's ratio of capital to risk-based assets at September 30, 1995 was 11.6% , which is well in excess of the minimum ratio required by these regulations.


Part II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


		(a)	Exhibits:
				Exhibits 27.	Financial Data Schedule

		(b)	Reports on Form 8-K: None



SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:	November 13, 1995				FOOTHILL INDEPENDENT BANCORP




							By:       /S/CAROL ANN GRAF
                                              --------------------------------
									CAROL ANN GRAF
								   First Vice President
								 Chief Financial Officer
								  Assistant Secretary



INDEX TO EXHIBITS


								      Sequentially
Exhibit								Numbered Page

Exhibit 27.	Financial Data Schedule			         16