Form 10-K
period 1995-12-31
FOOTHILL INDEPENDENT BANCORP
filed 1996-03-28
CIK 718903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    -----------------------------------------

                                    FORM 10-K

(Mark One)
        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from            to
                                                  ----------    ----------

                         Commission file number 0-11337

                    -----------------------------------------

                          FOOTHILL INDEPENDENT BANCORP
             (Exact name of Registrant as specified in its charter)

                           California                                              95-3815805
 (State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

          510 South Grand Avenue, Glendora, California                               91741
            (Address of principal executive offices)                               (Zip Code)

                                 (909) 599-9351
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:                           None
Securities registered pursuant to Section 12(g) of the Act:                       Common Stock
                                                                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         As of March 22, 1996, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $30,781,855. .

         As of March 22, 1996, there were 3,973,131 shares of Common Stock were outstanding. On April 5, 1996 the number of outstanding shares of Common Stock will increase to 4,370,435 as a result of a 10% stock dividend that is payable on that date to shareholders of record as of March 22, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement for its 1996 Annual Meeting which will be filed with the Commission on or before April 29, 1996.

                    -----------------------------------------

                                                              Page 1 of 87 Pages
                                  Exhibit Index on Sequentially numbered Page 66

                                     PART I

ITEM 1.  BUSINESS

         Foothill Independent Bancorp (the "Company") is a one-bank holding company which owns all of the capital stock of Foothill Independent Bank, a California chartered bank (the "Bank"), that was organized and commenced business operations in 1973. The business of the Bank is carried on as a wholly-owned subsidiary of the Company. The Company, which was organized in 1982, is a California corporation and is registered under the Bank Holding Company Act of 1956, as amended.

         The Bank

         The Bank was organized as a national banking association under federal law and commenced operations under the name Foothill National Bank on June 1, 1973. The Bank converted from a national banking association to a California state-chartered bank effective July l, 1979 and changed its name to Foothill Independent Bank. The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is not a member of the Federal Reserve System.

         The Bank presently operates eleven banking offices, one in each of the communities of Glendora, Upland, Claremont, Irwindale, Ontario, Rancho Cucamonga, Covina, Walnut, Glendale, Corona and Chino, California, and a lending center in West Covina, California, which are located in the area of Southern California that includes the San Gabriel Valley of Los Angeles County and the western portions of San Bernardino and Riverside Counties commonly known as the Inland Empire. The Glendale office, which was opened in March 1995, extends the Bank's market areas into the west San Gabriel Valley, approximately 10 miles northeast of Los Angeles. All of the other offices are located further east, approximately 25 to 45 miles east of Los Angeles.

         Services Provided by Foothill Independent Bank

         The Bank's organization and operations have been designed to meet the banking needs of individuals and small-to-medium sized businesses located in the San Gabriel Valley and the Inland Empire in Southern California, where the Bank conducts its operations. The Bank emphasizes personalized service and convenience of banking and attracts banking customers by offering services that are designed to meet the banking requirements of the customers in its communities. Drive-up or walk-up facilities and 24-hour Automated Teller Machines ("ATM's") are available at nine of its banking offices. The Bank also offers a computerized telephone service which enables customers to obtain information concerning their bank deposit accounts telephonically at any time day or night.

         The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of commercial loans and real estate loans. In addition, the Bank provides safe deposit, collection, travelers checks, notary public and other customary non-deposit banking services.

         Deposits of Foothill Independent Bank

         Deposits represent the Bank's primary source of funds. As of December 31, 1995, the Bank had approximately 14,758 demand deposit accounts representing aggregate deposits of approximately $96,709,000 with an average account balance of $5,867; approximately 8,450 accounts representing approximately $94,500,000 in money market checking accounts with an average account balance of $11,498; approximately 9,599 accounts representing approximately $32,427,000 in savings deposits with an average account balance of $3,382; and approximately 3,491 accounts representing approximately $137,699,000 in time deposits ("TCD's") with an average account balance of $39,374. Of the total deposits at December 31, 1995, $61,921,000 were TCD's in denominations of $100,000 or more and $23,257,000 were municipal and other governmental deposits, both time and demand.

         During the twelve months ended December 31, 1995, average demand deposits increased by approximately $13,393,000 or 19.5%; average money market checking account deposits increased by approximately $3,809,000 or 8.9%; average savings deposits remained substantially unchanged; and average time deposits increased by approximately $35,778,000 or 39.1%, which was the result primarily of an increase of $15,188,000 in TCD's in denominations of $100,000 or more and an increase of approximately $20,590,000 in TCD's of less than $100,000 ("other time deposits").

         Although there are some public agency depositors that carry large deposits with the Bank, the Bank does not believe it is dependent on a single customer or a few customers for its deposits. Most of the Bank's deposits are obtained from individuals and small and moderate size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effect on liquidity which can result from the loss of a substantial depositor. With the exception of a public agency with $7,500,000 of time deposits, as of December 31, 1995 no individual, corporate or public agency depositor accounted for more than approximately 2% of the Bank's total deposits and the five largest deposit accounts represented, collectively, 4.7% of total deposits.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

         The following table sets forth the Company's condensed average balances for each principal category of assets and liabilities and also for stockholders' equity for each of the past three years. Average balances are based on daily averages for the Bank and quarterly averages for the Company, since the Company did not maintain daily average information. Management believes that the difference between quarterly and daily average data (where quarterly data has been used) is not significant.

                                                         Year Ended December 31,
                             ------------------------------------------------------------------------------
                                      1995                       1994                        1993
                             ----------------------      ----------------------      ----------------------
                             Average       Percent       Average       Percent       Average       Percent
                             Balance       of Total      Balance       of Total      Balance       of Total
                             -------       --------      -------       --------      -------       --------
                                                         (Dollars in Thousands)
ASSETS
Investment Securities
   Taxable  . . . . . .     $   34,809       9.5%      $    34,322       11.0%     $   39,185          14.1%
   Non-Taxable  . . . .          3,679       1.0             2,698        0.9           6,384           2.3
Federal Funds Sold  . .         33,762       9.2            12,384        4.0           8,653           3.1
Due from Banks -
   Time Deposits  . . .          2,798       0.8             1,534        0.5           2,781           1.0
Loans   . . . . . . . .        250,248      68.0           220,196       70.6         178,606          64.3
Direct Lease Financing           2,154       0.6             2,095        0.7           8,330           3.0
Reserve for Loan and
   Lease Losses   . . .         (3,586)     (1.0)           (2,432)      (0.8)         (2,205)         (0.8)
                            ----------     -----       -----------      -----      ----------         -----
Net Loans and Leases  .        248,816      67.6           219,859       70.5         184,731          66.5
   Total Interest
      Earning Assets  .        323,864      88.1           270,797       86.9         241,734          87.0
Cash and Non-interest
   Earning Assets   . .         24,712       6.6            23,288        7.5          20,834           7.5
Net Premises, Furniture
   and Equipment  . . .          6,924       1.9             7,656        2.5           5,450           2.0
Other Assets  . . . . .         12,763       3.4            10,133        3.1           9,915           3.5
                            ----------     -----       -----------      -----      ----------         -----
   Total Assets   . . .     $  368,263     100.0%      $   311,874      100.0%     $  277,933         100.0%
                            ==========     =====       ===========      =====      ==========         =====

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Savings Deposits (1)  .     $  127,467      34.6%      $   123,659       39.7%     $  112,628          40.5%
Time Deposits . . . . .        127,263      34.6            91,485       29.3          84,278          30.3
Long-term Borrowings  .            228       0.1               294        0.1             540           0.2
   Total Interest-Bearing
      Liabilities   . .        254,958      69.3           215,438       69.1         197,446          71.0
Demand Deposits . . . .         82,076      22.3            68,683       22.0          55,979          20.1
Other Liabilities . . .          1,297       0.4             1,836        0.6           1,530           0.6
                            ----------     -----       -----------      -----      ----------         -----
   Total Liabilities  .        338,331      92.0           285,957       91.7         254,955          91.7
Stockholders' Equity  .         29,932       8.0            25,917        8.3          22,978           8.3
                            ----------     -----       -----------      -----      ----------         -----
   Total Liabilities
      Stockholders' Equity  $  368,263     100.0%      $   311,874      100.0%     $  277,933         100.0%
                            ==========     =====       ===========      =====      ==========         =====

---------------
(1) Includes NOW, Super NOW and Money Market Account.

Interest Rates and Differentials

         The Company's earnings depend primarily upon the difference between the income the Bank receives from its loan portfolio and investment securities and the Bank's cost of funds, principally interest paid on savings and time deposits. Interest rates charged on the Bank's loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company's control, such as Federal economic and tax policies, general supply of money in the economy, governmental budgetary actions, and the actions of the Federal Reserve Board. (See "Business--Effects of Governmental Policies and Recent Legislation.")

         Information concerning average interest earning assets and interest bearing liabilities, along with the average interest rates earned and paid thereon is set forth in the following table. Averages were computed based upon daily balances.

                                                                    Year Ended December 31,
                                      ---------------------------------------------------------------------------------
                                                       1995                                       1994
                                      -------------------------------------        ------------------------------------
                                      Average                       Average        Average                      Average
                                      Balance       Interest         Rate          Balance       Interest         Rate
                                      -------       --------         ----          -------       --------         ----
                                                                     (Dollars in Thousands)
EARNING ASSETS:
Investment Securities
   U.S. Treasury  . . . . . .       $    10,080    $       468         4.6%      $   30,986     $    1,080         3.5%
   U.S. Government
      Agencies  . . . . . . .            22,467          1,445         6.4            1,609            227        14.1
   Municipal Leases(1)  . . .             3,679            240         6.5            2,698            131         4.9
   Other Securities   . . . .             2,262            132         5.8            1,727            138         8.0
                                    -----------    -----------                   ----------     ----------
      Total Investment
          Securities  . . . .            38,488          2,285         5.9           37,020          1,576         4.3
Federal Funds Sold  . . . . .            33,762          1,944         5.8           12,384            524         4.2
Due from Banks - Time
   Deposits   . . . . . . . .             2,798            165         5.9            1,534             60         3.9
Loans (2) . . . . . . . . . .           250,248         28,872        11.5          220,196         25,348        11.5
Lease Financing(1)  . . . . .             2,154            276        12.8            2,095            299        14.3
                                    -----------    -----------                   ----------     ----------
   Total Interest-Earning
      Assets (1)  . . . . . .       $   327,450    $    33,542        10.2%      $  273,229     $   27,807        10.2%
                                    ===========    ===========                   ==========     ==========

                                               Year Ended December 31,
                                      -------------------------------------
                                                       1993
                                      -------------------------------------
                                      Average                       Average
                                      Balance        Interest        Rate
                                      -------        --------        ----

EARNING ASSETS:
Investment Securities
   U.S. Treasury  . . . . . .       $    35,273    $     1,445        4.1%
   U.S. Government
      Agencies  . . . . . . .             2,077             75        3.6
   Municipal Leases(1)  . . .             6,384            623        9.8
   Other Securities   . . . .             1,835            143        7.8
                                    -----------    -----------
      Total Investment
          Securities  . . . .            45,569          2,286        5.0
Federal Funds Sold  . . . . .             8,653            252        2.9
Due from Banks - Time
   Deposits   . . . . . . . .             2,781            100        3.6
Loans (2) . . . . . . . . . .           178,606         18,688       10.5
Lease Financing(1)  . . . . .             8,330            681        8.2
                                    -----------    -----------
   Total Interest-Earning
      Assets (1)  . . . . . .       $   243,939    $    22,007        9.0%
                                    ===========    ===========

                                                                    Year Ended December 31,
                                      ---------------------------------------------------------------------------------
                                                       1995                                       1994
                                      -------------------------------------        ------------------------------------
                                      Average                       Average        Average                      Average
                                      Balance       Interest         Rate          Balance       Interest         Rate
                                      -------       --------         ----          -------       --------         ----
                                                                     (Dollars in Thousands)
INTEREST BEARING LIABILITIES:
Domestic Deposits and
   Borrowed Funds:
      Savings Deposits (3)  .       $   127,467    $     2,602         2.0%      $  123,659     $    2,160         1.7%
      Time Deposits   . . . .           127,263          7,149         5.6           91,485          3,876         4.2
      Long-Term Borrowings  .               228             35        15.4              294            170        57.8
      Repurchase Agreements                  --             --          --               --             --          --
                                    ===========    ===========                   ==========     ==========
   Total Interest-Bearing

      Liabilities   . . . . .       $   254,958    $     9,786         3.8%      $  215,438     $    6,206         2.9%
                                    ===========    ===========                   ==========     ==========


                                               Year Ended December 31,
                                      -------------------------------------
                                                       1993
                                      -------------------------------------
                                      Average                       Average
                                      Balance        Interest        Rate
                                      -------        --------        ----

INTEREST BEARING LIABILITIES:
Domestic Deposits and
   Borrowed Funds:
      Savings Deposits (3)  .       $   112,628    $     2,055        1.8%
      Time Deposits   . . . .            84,278          3,280        3.9
      Long-Term Borrowings  .               540             47        8.7
      Repurchase Agreements                  --             --         --
                                    ===========    ===========
   Total Interest-Bearing

      Liabilities   . . . . .       $   197,446    $     5,382        2.7%
                                    ===========    ===========


         The table below shows the net interest earnings and the net yield on average earning assets:
\

                                                           1995                         1994                        1993
                                                           ----                         ----                        ----
Total Interest Income  (1)(2) . . . . . . . . .      $       33,542               $      27,807             $        22,007
Total Interest Expense (3)  . . . . . . . . . .      $        9,786               $       6,206             $         5,382
Net Interest Earnings (1)(2)  . . . . . . . . .      $       23,756               $      21,601             $        16,625
Net Average Earning Assets  . . . . . . . . . .      $      327,450               $     273,229             $       243,939
Net Yield on Average Earning Assets (1)(2)  . .                 7.3%                        7.9%                        6.8%
Net Yield on Average Earning Assets
   (excluding Loan Fees) (1)(2)   . . . . . . .                 6.6%                        6.7%                        6.0%

---------------

(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 37.1 percent for 1995, 37.9 percent for 1994 and 30.6 percent for 1993.

(2) Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $3,586,000 in 1995, $2,432,000 in 1994 and
     $2,205,000 in 1993. Loan fees of $2,141,000 in 1995, $3,372,000 in 1994 and
     $1,965,000 in 1993 are included in loan interest income. Average loan balances include loans placed on non-accrual status during the period presented, but interest on such loans is excluded. There were forty-five non-accruing loans at December 31, 1995, sixty at December 31, 1994 and thirty-one at December 31, 1993.

(3)  Includes NOW, Super NOW, and Money Market Deposit Accounts.

         The following table sets forth the changes in interest earned, including loan fees, and interest paid. The net increase (decrease) is segmented into the change attributable to variations in volume and variations in interest rates. Changes in interest earned and interest paid due to both rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

                                  INVESTMENT
                                  SECURITIES
                                 ----------------
                                          NON-      FEDERAL                 DIRECT
                                 TAX-     TAX-      FUNDS                   LEASE FIN-    TIME
INTEREST EARNED ON:              ABLE     ABLE(1)    SOLD       LOANS(2)    ANCING(3)    DEPOSITS      TOTAL
-------------------              ----     -------    ----       --------    ---------    --------      -----
                                                             (In Thousands)
1995 compared to 1994 -
 Increase (decrease) due to:
  Volume Changes               $    21    $  121   $ 1,175     $   2,326    $     8    $    65     $  3,716
  Rate Changes                     579       (12)      245         1,198        (31)        40        2,019
                               -------    ------   -------     ---------    -------    -------     --------
Net Increase (Decrease)        $   600    $  109   $ 1,420     $   3,524    $   (23)   $   105     $  5,735
                               =======    ======   =======     =========    =======    =======     ========

1994 compared to 1993-
Increase (decrease) due to:
  Volume Changes               $  (101)   $ (471)  $   134     $   4,727    $  (701)   $   (49)    $  3,539
  Rate Changes                    (117)      (21)      138         1,933        319          9        2,261
                               -------    ------   -------     ---------    -------    -------     --------
Net Increase (Decrease)        $  (218)   $ (492)  $   272     $   6,660    $  (382)   $   (40)    $  5,800
                               =======    ======   =======     =========    =======    =======     ========

                                         SAVINGS         OTHER TIME         LONG TERM
INTEREST PAID ON:                        DEPOSITS         DEPOSITS         BORROWINGS(4)          TOTAL
-----------------                        --------         --------         -------------          -----
1995 compared to 1994 -
 Increase (decrease) due to:
    Volume Changes                        $   68          $  1,785          $  (135)            $  1,718
    Rate Changes                             374             1,488               --                1,862
                                          ------          --------          -------             --------
Net Increase(Decrease)                    $  442          $  3,273          $  (135)            $  3,580
                                          ======          ========          =======             ========
1994 compared to 1993 -
 Increase (decrease) due to:
    Volume Changes                        $  211          $    314          $   (30)            $    495
    Rate Changes                            (106)              282              153                  329
                                          ------          --------          -------             --------
Net Increase(Decrease)                    $  105          $    596          $   123             $    824
                                          ======          ========          =======             ========

---------------
(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 37.1% for 1995 and 37.9% for 1994.

(2) Gives effect to (i) a decrease in loan fees of $1,231,000 in 1995, which had the effect of partially offsetting the increases in interest rates on loans in 1995 as compared to 1994 and (ii) an increase in loan fees of $1,407,000 in 1994 as compared to 1993.

(3) The substantial decrease in interest earned on Lease Financing in 1994 is attributable to volume changes resulting from the sale in 1993 of the Bank's portfolio of leases.

(4) Long term borrowings in 1995 consist of an obligation secured by a deed of trust that bears interest at 10.0%. In 1994 such borrowings also included an unsecured note, at 1% over the City National Bank Base Prime Rate (which was 8.5% at December 31, 1994), that was repaid in April 1994.

INVESTMENT PORTFOLIO

         The objectives of the Bank's investment policy is to manage interest rate risk, provide adequate liquidity and reinvest in its community while maximizing earnings with a portfolio of investment-grade securities. Each security purchased is subject to the credit and maturity guidelines defined in the investment policy and is reviewed regularly to verify its continued creditworthiness.

         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and reclassified its investment security portfolio to differentiate between Investment Securities Held-to-Maturity and Investment Securities Available-For-Sale. Previously, the investment securities were carried at cost, adjusted for the accretion of discounts and amortization of premiums. The classification of securities is made by management at the time of acquisition.

         The following table summarizes the components of the Company's investment securities at the dates indicated (in thousands):

                                                             December 31,
                            -----------------------------------------------------------------------------
                                      1995                       1994                      1993(1)
                            ----------------------      ---------------------       ---------------------
                            Amortized       Market      Amortized      Market       Amortized      Market
                               Cost         Value          Cost         Value         Cost          Value
                               ----         -----          ----         -----         ----          -----
INVESTMENT SECURITIES
 HELD-TO-MATURITY:
 -----------------
  U.S. Treasury and
   Agency                   $   19,735   $   19,816    $    17,451   $ 17,264      $   39,815    $   39,837
  State and Political
     Subdivisions                3,506        3,516          2,759      2,677           2,311         2,323
  Other Securities                 250          250            250        250           1,827         1,827
                            ----------   ----------    -----------   --------      ----------    ----------
   Total Investment
   Securities               $   23,491   $   23,582    $    20,460   $ 20,191      $   43,953    $   43,987
                            ==========   ==========    ===========   ========      ==========    ==========

INVESTMENT SECURITIES
 AVAILABLE-FOR-SALE:
 -------------------
  U.S. Treasury and
   Agency                   $   11,804   $   11,811    $     8,921   $  8,917      $       --    $       --
  State and Political
     Subdivisions                4,434        4,477             --         --              --            --
  Other Securities               2,707        2,455          1,982      1,600              --            --
                            ----------   ----------    -----------   --------      ----------    ----------
   Total Investment
   Securities               $   18,945   $   18,743    $    10,903   $ 10,517      $       --    $       --
                            ==========   ==========    ===========   ========      ==========    ==========

---------------

(1) No allocation was made in 1993 between investment securities held-to-maturity and investment securities available for sale, because SFAS 115 was not adopted until January 1, 1994. Accordingly, for 1993 all investment securities have been classified as investment securities held-to-maturity.

         The following table shows the maturities of investment securities at December 31, 1995, and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 37.1% tax rate) of such securities.

                                                    AFTER ONE           AFTER FIVE
                                WITHIN             BUT WITHIN           BUT WITHIN              AFTER
                               ONE YEAR            FIVE YEARS            TEN YEARS            TEN YEARS
                            AMOUNT   YIELD       AMOUNT   YIELD        AMOUNT    YIELD       AMOUNT  YIELD
                            ------   -----       ------   -----        ------    -----       ------  -----
INVESTMENT SECURITIES
 HELD-TO-MATURITY:
 -----------------
  U.S. Treasury and
    Agencies  . . . . .    $ 8,441    5.57%    $ 11,294     6.24%    $      --       --%     $ --     --
  States and Political         959    4.29        2,291     5.62           256     5.92        --     --
  Other Securities  . .        250      --           --       --            --       --        --     --
                           -------    ----     --------     ----     ---------     ----      ----   ----
                           $ 9,650    5.40%    $ 13,585     6.12%    $     256     5.92%       --     --

INVESTMENT SECURITIES
 AVAILABLE-FOR-SALE:
 -------------------
  U.S. Treasury and
    Agencies  . . . . .    $ 9,802    5.99%    $  2,009     7.21%    $      --       --%     $ --     --
  States and Political          --      --          756     2.78         3,721     6.01        --     --
  Other Securities  . .      2,455     4.5           --       --            --       --        --     --
                           -------    ----     --------     ----     ---------     ----      ----   ----
                           $12,257    5.72%    $  2,765     5.97%    $   3,721     6.01%     $ --     --
                           -------    ----     --------     ----     ---------     ----      ----   ----
Total Investment
    Securities* . . . .    $21,907    5.58%    $ 16,350     6.09%    $   3,977     6.01%     $ --     --
                           =======    ====     ========     ====     =========     ====


---------------
* Excludes equity investments

LOAN PORTFOLIO

         The following table sets forth the amount of loans outstanding at December 31 of each of the years in the five year period ended December 31, 1995.

                                                                 December 31,
                                    -----------------------------------------------------------------------
                                        1995          1994           1993           1992           1991
                                        ----          ----           ----           ----           ----
TYPES OF LOANS                                                  (In Thousands)
--------------
Domestic:
  Commercial, Financial
       and Agricultural . . .       $    44,801    $    67,551    $   46,813     $   40,942     $   39,959
  Real Estate Construction  .            32,745         33,155        14,906         15,280         11,698
  Real Estate Mortgage(1) . .           171,321        129,650       112,472         93,621         95,467
  Consumer Loans  . . . . . .            10,887         15,986        18,606         15,057         25,938
  Lease Financing (2) . . . .             2,086          3,727         2,189         23,872         29,448
  All other Loans
       (including overdrafts)               178            112           178             34             25
                                    -----------    -----------    ----------     ----------     ----------
                                        262,018        250,181       195,164        188,806        202,535
Less:
  Unearned Discount . . . . .              (864)        (1,165)         (928)          (605)          (958)
  Reserve for Loan
       and Lease Losses . . .            (3,643)        (3,145)       (2,328)        (2,168)        (2,027)
                                    -----------    -----------    ----------     ----------     ----------
              Total . . . . .       $   257,511    $   245,871    $  191,908     $  186,033     $  199,550
                                    ===========    ===========    ==========     ==========     ==========

---------------
(1) A portion of these loans were made, not for the purpose of financing real properties, but for commercial or agricultural purposes. However, in accordance with the Bank's credit policies, such loans were secured by deeds of trust on real properties and, therefore, are classified as real estate mortgage loans.

(2) Lease financing includes residual values of $322,000 for 1995; $567,000 for 1994; $1,397,000 for 1993; $2,582,000 for 1992; and $3,688,000 for 1991;
     and is net of unearned income of $252,000 for 1995; $391,000 for 1994; $491,000 for 1993; $4,375,000 for 1992; and $5,807,000 for 1991. The
     significant decline in Lease Financing was due primarily to the sale in 1993 of a portfolio of $19,000,000 of municipal leases by the Bank, and the use of the proceeds thereof primarily to fund new loans and purchase additional investment securities.

MATURITIES AND SENSITIVITIES TO INTEREST RATES

The following table shows the maturities and sensitivities to changes in interest rates on loans outstanding at December 31, 1995.

                                                                MATURING
                                             ------------------------------------------------
                                               WITHIN            ONE TO              AFTER
                                             ONE YEAR          FIVE YEARS          FIVE YEARS       TOTAL
                                             --------          ----------          ----------       -----
                                                             (In Thousands)
Domestic:
    Commercial and Agricultural   . .        $    25,899      $     15,046       $     3,856      $   44,801
    Real Estate Construction  . . . .             25,146             4,342             3,257          32,745
    Real Estate Mortgage  . . . . . .             41,048            89,982            40,291         171,321
    Consumer Loans  . . . . . . . . .              4,334             6,385               168          10,887
    Lease Financing   . . . . . . . .                756             1,330                 0           2,086
    All Other Loans   . . . . . . . .                 36               128                14             178
                                             -----------      ------------       -----------      ----------
        Total   . . . . . . . . . . .        $    97,219      $    117,213       $    47,586      $  262,018
                                             ===========      ============       ===========      ==========

         Of the total amount of loans (exclusive of loans on non-accrual status) outstanding as of December 31, 1995 that had maturities of more than one year, $66,778,000 had predetermined, or fixed, rates of interest and $98,021,000 had floating or adjustable rates of interest.

ASSET/ LIABILITY MANAGEMENT

         The table below sets forth information concerning the interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1995. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

         Generally, where rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. When rate-sensitive liabilities exceed rate-sensitive assets generally the net interest margin will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates.

                                                              Over One
                                              Over Three        Year
                                    Three       Through       Through        Over        Non-
                                   Months       Twelve          Five         Five      Interest
                                   or Less      Months         Years        Years       Bearing        Total
                                   -------      ------         -----        -----       -------        -----
ASSETS:                                                (Dollars in Thousands)
Interest-bearing deposits
  in banks  . . . . . . . .      $    4,257   $   2,176      $      --   $       --   $       --   $    6,433
Investment securities . . .          22,796      11,319          7,162           --          957       42,234
Federal funds sold  . . . .          41,750          --             --           --           --       41,750
Net loans . . . . . . . . .          39,128      49,399        105,555       55,316        8,113      257,511
Noninterest-earning
  assets  . . . . . . . . .              --          --             --           --       47,253       47,253
                                 ----------   ---------      ---------   ----------   ----------   ----------
    Total assets  . . . . .      $  107,931   $  62,894      $ 112,717   $   55,316   $   56,323   $  395,181
                                 ----------   ---------      ---------   ----------   ----------   ----------
LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Noninterest-bearing
  deposits  . . . . . . . .      $       --   $      --      $      --   $       --   $   96,479   $   96,479
Interest-bearing deposits .         165,899      72,489         25,521          726           --      264,635
Short-term borrowings . . .              --          --             --           --           --           --
Long-term borrowings  . . .               9          26            141           32           --          208
Other liabilities . . . . .              --          --             --           --        2,817        2,817
Stockholders' equity  . . .              --          --             --           --       31,042       31,042
                                 ----------   ---------      ---------   ----------   ----------   ----------
   Total liabilities and
     stockholders' equity .      $  165,908   $  72,515      $  25,662   $      758   $  130,338   $  395,181
                                 ----------   ---------      ---------   ----------   ----------   ----------
Interest rate sensitivity
  gap . . . . . . . . . . .      $  (57,977)  $  (9,621)     $  87,055   $   54,558   $  (74,015)  $       --
                                 ==========   =========      =========   ==========   ==========   ==========
Cumulative interest rate
  sensitivity gap . . . . .      $  (57,977)  $ (67,598)     $  19,457   $   74,015   $       --   $       --
                                 ==========   =========      =========   ==========   ==========   ==========

RISK ELEMENTS

         Non-Accrual, Past Due and Restructured Loans

                                                                            DECEMBER 31
                                                    --------------------------------------------------------
                                                        1995      1994         1993        1992       1991
                                                        ----      ----         ----        ----       ----
                                                                           (In Thousands)
Loans More Than 90 Days Past Due(1):
    Aggregate Loan Amounts:
     Commercial   . . . . . . . . . . . . . .       $     584   $    281     $     92   $   2,349   $    360
     Real Estate  . . . . . . . . . . . . . .             869      2,117          -0-         116      2,171
     Consumer   . . . . . . . . . . . . . . .               3         51           36           7          8
Troubled Debt Restructurings(2) . . . . . . .           6,397      1,337          640         903         64
Non-Accrual Loans(3)  . . . . . . . . . . . .          12,620      8,621        9,424       3,963      3,680
                                                    ---------   --------     --------   ---------   --------
                                                    $  20,473   $ 12,407     $ 10,192   $   7,338   $  6,283
                                                    =========   ========     ========   =========   ========

---------------
(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.

(2) Troubled debt restructurings are loans for which the interest rate has been reduced or interest or principal payments have been deferred, usually because of an inability of the borrower to service the loan in accordance with its original terms. In those cases involving interest reductions or deferrals, interest income is accrued at the lower effective rate as long as the borrower is current under the revised terms of the loan. In 1995 and 1994, interest income was approximately $87,000 and $17,000 lower than would have been the case had the borrowers performed in accordance with the original terms of their loans. In years prior to 1994, the differences in interest income were immaterial.

(3) Ordinarily, a loan is placed on non-accrual status (that is, accrual of interest on the loan is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely. There were 45 loans on non-accrual status at December 31, 1995; 60 loans and at December 31, 1994; 31 loans at December 31, 1993; 16 loans at December 31, 1992; and 10 loans at December 31, 1991. The amount of interest that would have been collected on these loans had they remained current in accordance with their original terms was $812,000 in 1995, $510,000 in 1994, $504,000 in 1993,
     $262,000 in 1992, and $198,000 in 1991.

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a
Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income
Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loans' original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Company's consolidated financial statements as the Bank's existing policy of measuring loan impairment is consistent with methods prescribed in these standards.

         The Bank considers a loan to be impaired when, based upon current information and events, it believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Bank principally evaluates those loans, both performing and non-performing, that are large non-homogenous loans in its commercial and real estate mortgage and construction loan portfolios which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. In general, payment delays of less than 90 days or payment shortfalls of less than 1% are deemed insignificant and would not necessarily result in classification of a loan as impaired. However, management considers all non-accrual loans to be impaired. The Bank does not consider smaller balance, homogenous loans in determining loan impairment. These loans include consumer installment, credit card and direct lease financing.

         Loans identified as impaired are placed on non-accrual status and are evaluated for write-off, write-down or renegotiation with the borrower. Impaired loans are charged-off when the possibility of collecting the full balance of the loan becomes remote. The reserves set aside for possible losses related to impaired loans totaled approximately $565,000 for the year ended December 31, 1995 and were included in the Bank's Reserve for Loan Losses at December 31, 1995. The average balance of the impaired loans amounted to approximately $11,564,000 for the year ended December 31, 1995. Cash receipts during 1995 applied to reduce principal balances and recognized as interest income were approximately $336,000 and $363,000, respectively. For additional information regarding SFAS 114, see Note 5 to the Company's Consolidated Financial Statements set forth in part II, Item 8 of this Report.

Potential Problem Loans

         At December 31, 1995, there were no loans on accrual status where there were serious doubts as to the ability of the borrower to comply with then present loan repayment terms.

Foreign Outstandings

         The Bank did not have any loans, acceptances, interest-bearing deposits or other monetary assets of any foreign country.

Loan Concentrations

         The Bank does not have loans made to borrowers who are engaged in similar activities where the aggregate amount of the loans exceeds 10% of their loan portfolio that are not broken out as a separate category in the loan portfolio.

Other Interest-Bearing Assets

         The Bank does not have any interest-bearing assets as to which management believes that recovery of principal or interest thereon is at significant risk.

Summary of Loan Loss Experience

         The following table sets forth an analysis of the Bank's loan loss experience, by category, for the past five years.

                                                            Year Ended December 31,
                                    -----------------------------------------------------------------------
                                       1995           1994           1993           1992           1991
                                       ----           ----           ----           ----           ----
                                                    (Dollars in Thousands)
Average amount of loans
  and leases outstanding(1) . .     $   252,402    $   222,288    $   183,401    $  196,752     $  195,610
                                    ===========    ===========    ===========    ==========     ==========
Loan loss reserve
  balance at beginning of year      $     3,145    $     2,328    $     2,168    $    2,027     $    1,980
                                    -----------    -----------    -----------    ----------     ----------
Charge-Offs:
  Domestic:
    Commercial, financial
      and agricultural  . . . .          (1,414)        (1,114)          (773)       (1,380)          (204)
    Real Estate-construction  .              --             --             --            --             --
    Real Estate-mortgage  . . .            (543)          (516)           (84)           --             --
    Consumer Loans  . . . . . .            (109)          (207)           (94)         ( 58)          ( 32)
    Lease Financing . . . . . .              --             --             --            --             --
                                    -----------    -----------    -----------    ----------     ----------
                                         (2,066)        (1,837)          (951)       (1,438)          (236)
  Foreign:  . . . . . . . . . .              --             --             --            --             --
                                    -----------    -----------    -----------    ----------     ----------
Recoveries:
  Commercial, financial
      and agricultural  . . . .     $       283    $        78    $        75    $        9     $      110
    Real Estate-construction  .              --             --              1            --             --
    Real Estate-mortgage  . . .             186            140             --            --             --
    Consumer Loans  . . . . . .              79             72             10            15              5
    Lease Financing . . . . . .              --             --             --            --             --
                                    -----------    -----------    -----------    ----------     ----------
                                            548            290             86            24            115
  Net Charge-Offs . . . . . . .          (1,518)        (1,547)          (865)       (1,414)          (121)

Additions charged to operations           2,016          2,364          1,025         1,555            168
                                    -----------    -----------    -----------    ----------     ----------
Loan loss reserve
  balance at end of year  . . .     $     3,643    $     3,145    $     2,328    $    2,168     $    2,027
                                    ===========    ===========    ===========    ==========     ==========
Ratios:
 Net charge-offs to average loans
    and leases outstanding during
      the year  . . . . . . . .           0.60%          0.69%          0.47%         0.72%          0.06%
 Loan loss reserve to total gross
     loans  . . . . . . . . . .           1.39%          1.26%          1.20%         1.17%          1.00%
 Net loan charge-offs to loan
     loss reserve   . . . . . .          41.67%         49.19%         37.16%        65.22%          5.97%
 Net loan charge-offs to provision
     for loan losses  . . . . .          75.30%         65.44%         84.39%        90.93%         72.02%
Loan Loss Reserve to
 non-performing loans(2)  . . .          25.88%         28.41%         24.37%        33.69%         32.59%

---------------
(1)  Net of Unearned Discount
(2) For purposes of this ratio, non-performing loans consist of loans more than 90 days past due and non-accrual loans. Troubled debt restructured loans have been excluded because they are performing in accordance with the revised terms thereof.

         Loans and leases are charged against the reserve for loan losses when management believes that the collectability of principal is unlikely. The reserve is replenished through provisions charged against current period income. The amount of the provision is determined by management based on periodic evaluations of the loan and lease portfolio which result in the establishment of
(i) specific reserves for specific problem loans and leases, based on such factors as a deterioration in the financial condition of the borrower, a decline in the value of the assets securing repayment of the loan or payment delinquencies by the borrower, and (ii) general reserves for unidentified potential losses in the loan and lease portfolio, based upon historical experience and periodic evaluations of prevailing and anticipated economic conditions, such as increases in interest rates or the onset of recessionary conditions in the Bank's market areas, which can affect the ability of borrowers to meet their payment obligations to the Bank.

         The relatively higher levels of loan charge-offs in 1995, 1994, 1993 and 1992, as compared to years prior to 1992, were due primarily to the severity and duration of the economic recession in Southern California which began in the second half of 1990. The recession resulted in an increase in loan defaults by borrowers and forced the Bank, like many other banks in Southern California, to rely more heavily on sales of the assets collateralizing the defaulted loans for their repayment. However, at the same time, the recession caused a decline in the realizable value of such assets, making it more difficult for banks to obtain full recovery of defaulted loans. These circumstances led the Bank, as well as many other banks in Southern California, to reduce the amounts at which the loans of the affected borrowers were carried on its books to the amounts which, based on conservative valuation approaches mandated by federal and state banking regulators, could be expected to be recovered from the borrowers or from the sale of the assets collateralizing the loans.

         These loan charge-offs were, in accordance with applicable accounting principles, applied against the reserves that the Bank had established for potential loan losses. As a consequence, it was necessary for the Bank to replenish the reserve through additional "provisions" charged against operating income and bring the reserve back to a level which management deemed adequate in light of economic conditions.

         The risk of non-payment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is obtained to secure payment, and ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank has established lending limits for each of its officers having lending authority, in each case based upon the officer's experience level and prior performance. Whenever a proposed loan by itself, or when aggregated with outstanding extensions of credit to the same borrower, exceeds the officer's lending limits, the loan must be approved by a management committee which is comprised of the Chief
Executive Officer and the Chief Credit Officer of the Bank and two senior loan administrators or by the Loan Committee of the Board of Directors of the Bank. The Bank also maintains a program of periodic review of all existing loans. The Bank's administrative officers review a percentage of all loans and leases made, with emphasis placed on large credits. Loans and leases are reviewed for creditworthiness as well as documentation and compliance with the Bank's lending policies. Problem or substandard loans or leases identified in the review process are scheduled for special attention and remedial action.

         The reserve for possible loan losses should not be interpreted as an indication that charge-offs will occur in the amounts or proportions shown in the table above, or that the allocation of the reserve set forth in the table below indicates future charge-off trends. While management believes that the reserve for loan losses is adequate, future additions to the reserve can be expected as a result of any of a number of factors, including changes in economic conditions, increases in the volume of the Bank's outstanding loans or the incurrence of currently unanticipated losses on loans in the loan portfolio due to deterioration in the financial condition of the borrowers. In addition, both Federal and state banking regulatory agencies, as an integral part of their periodic oversight examinations of the Bank, routinely review the loan loss reserve and often recommend additions to the reserve based on their evaluation of the loan portfolio.

Allocation of Reserve for Loan Losses

         The loan loss reserve is allocated among the different loan categories, as set forth in the table below, as a result of the differing levels of risk associated with each loan category. The allocation is made based on historical loss experience within each category and management's periodic review of loans in the loan portfolio. However, the reserves allocated to specific loan categories are not the total amounts available for future losses that might occur within such categories because the total reserve is a general reserve applicable to the entire portfolio.

                                                           Year Ended December 31,
                                ----------------------------------------------------------------------------
                                        1995                       1994                       1993
                                ---------------------      ----------------------      ---------------------
                                               % of                        % of                       % of
                                Reserve      Loans to      Reserve       Loans to      Reserve      Loans to
                                 Loan         Total          Loan         Total         Loan          Total
                                Losses        Loans         Losses        Loans        Losses         Loans
                                ------        -----         ------        -----        ------         -----
                                                                                       (Dollars in Thousands)
Domestic:
    Commercial, Financial
    and Agricultural          $    1,640       17.10%    $   1,493        28.00%     $    1,084        23.99%
    Real Estate-construction         186       12.50           459        13.25             189         7.65
    Real Estate-mortgage           1,523       65.38         1,215        51.83             871        57.63
    Installment loans to
         individuals                 281        4.15           210         6.39             152         9.53
    Lease financing                   13        0.80            18         0.49               7         1.12
    Other                             --        0.07            --         0.04              --         0.09
    Foreign                           --          --            --           --              --           --
    Specific allocation               --          --            --           --              --           --
    Unallocated allowance             --          --          (250)          --              25           --
                              ----------       -----     ---------        -----      ----------        -----
                              $    3,643      100.00%    $   3,145       100.00%     $    2,328       100.00%
                              ==========      ======     =========       ======      ==========       ======


                                              Year Ended December 31,
                                -------------------------------------------------
                                         1992                        1991
                                ----------------------      ---------------------
                                                % of                       % of
                                Reserve       Loans to      Reserve      Loans to
                                  Loan         Total          Loan         Total
                                 Losses        Loans         Losses        Loans
                                 ------        -----         ------        -----
Domestic:
    Commercial, Financial
    and Agricultural            $  1,153        21.70%     $     817        19.72%
    Real Estate-construction         152         8.10            402         5.70
    Real Estate-mortgage             587        49.60            744        47.13
    Installment loans to
         individuals                 125         8.00             30        12.80
    Lease financing                   16        12.60             33        14.53
    Other                             --           --              1         0.12
    Foreign                           --           --             --           --
    Specific allocation               --           --             --           --
    Unallocated allowance            135           --             --           --
                                --------        -----      ---------        -----
                                $  2,168       100.00%     $   2,027       100.00%
                                ========       ======      =========       ======

DEPOSITS

         The average amount (in thousands) of and the average rate paid on deposits is summarized below:

                                                1995                       1994                       1993
                                        --------------------       ---------------------     ----------------------
                                        Average      Average       Average       Average     Average        Average
                                        Balance       Rate         Balance        Rate       Balance         Rate
                                        -------       ----         -------        ----       -------         ----
In Domestic Offices:

    Noninterest bearing
         demand deposits               $   82,076       --%       $  68,683         --%     $   55,979         --%
    Savings Deposits(1)                   127,467      2.0          123,659        1.7         112,628        1.8
    Time Deposits                         127,263      5.6           91,485        4.2          84,278        3.9
                                       ----------                 ---------                 ----------
         Total Deposits                $  336,806      2.9%       $ 283,827        2.1%     $  252,885        2.1%
                                       ==========                 =========                 ==========

(1)  Includes NOW, Super NOW, and Money Market Deposit Accounts.

         Set forth below is a maturity schedule of domestic time certificates of deposit of $100,000 or more:

                                                             DECEMBER 31,
                                                                 1995
                                                            --------------
                                                            (In Thousands)
         Three Months or Less                                  $ 6,619
         Over Three through Six Months                          11,322
         Over Six through Twelve Months                         22,600
         Over Twelve Months                                     23,062
                                                               -------
                                                               $63,603
                                                               =======

RETURN ON EQUITY AND ASSETS

         The following table sets forth the ratios of net income to average total assets (return on assets), net income to average equity (return on equity), dividends declared per share to net income per share (dividend payout ratio), and average equity to average total assets (equity to asset ratio).

                                                             1995             1994             1993
                                                             ----             ----             ----
         Return on Assets . . . . . . . . . . . .             0.97%            1.19%            1.13%
         Return on Equity . . . . . . . . . . . .            11.90%           13.33%           13.72%
         Dividend Payout Ratio  . . . . . . . . .               --%           40.82%           42.55%
         Equity to Asset Ratio  . . . . . . . . .             8.13%            8.31%            8.27%

Competition

         The banking business in the Bank's marketing areas is highly competitive. In those areas, the Bank competes for loans and deposits with other commercial banks, including branches of most of California's major banks, many of which have greater financial, marketing and other resources than those of the Bank. Larger commercial banks have greater lending limits than the Bank and offer certain services, such as trust services, which the Bank does not offer directly. Competition is expected to continue to increase as a result of legislation which permits bank holding companies in other states to acquire California banks and bank holding companies. See "Effects of Governmental Policies and Recent Legislation." The Bank also competes with savings and loan associations, finance companies, credit unions, mortgage companies, insurance companies, brokerage firms, leasing companies and other financial institutions in its market areas. In competing with other financial institutions, the Bank places emphasis on providing a high level of personal service and convenience to its customers and offering banking services that are designed to meet the particular banking needs of customers in its communities. The Bank also conducts local advertising and promotional programs and activities in its market areas to attract new customers.

Supervision and Regulation

         Regulations Applicable to the Company

         The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act (the "Act"). The Act requires every bank holding company to obtain the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or the "FRB") before it may acquire substantially all of the assets of any bank or acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Federal Reserve Board may not approve the acquisition by the Company of voting shares, or substantially all the assets, of any bank located in any state other than California unless the laws of such state specifically authorize such an acquisition.

         Under the Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, except that it may engage in certain activities which, in the opinion of the Federal Reserve Board, are so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or a bank holding company unless that company is engaged in activities which the Federal Reserve Board has determined are a proper incident to banking. If a company is engaged in prohibited activities, then the Federal Reserve Board's approval must be obtained before the shares of any such company can be acquired by the Company or before the Company can open new offices. In ruling on applications for approval of acquisitions of shares, the Federal Reserve Board is required to consider whether performance of the activity to be carried on by the proposed subsidiary can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board has followed for some time a restrictive policy in permitting the entry or expansion of bank holding companies and other bank affiliates into domestic and foreign banking and banking-related activities. The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

         The major non-banking activities that have been permitted to bank holding companies with certain limitations are: making, acquiring or servicing loans that would be made by a mortgage, finance, credit card or factoring company; operating an industrial loan company; leasing real and personal property; acting as an industrial agent, broker, or principal with respect to insurance that is directly related to the extension of credit by the bank holding company or any of its subsidiaries and limited to repayment of the credit in the event of death, disability or involuntary unemployment; issuing and selling money orders, savings bonds and travelers checks; performing certain trust company services; performing appraisals of real estate and personal property; providing investment and financial advice; providing data processing services; providing courier services; providing management consulting advice to nonaffiliated depository institutions; arranging commercial real estate equity financing; providing certain securities brokerage services; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; acting as a futures commission merchant; providing investment advice on financial futures and options on futures; providing consumer financial counseling; providing tax planning and preparation services; providing check guarantee services; engaging in collection agency activities; and operating a credit bureau. The Federal Reserve Board has also requested comments on a proposal that would allow bank holding companies to engage in certain types of real estate investment activities subject to certain restrictions on the manner in which such activities may be conducted.

         Under the Act, bank holding companies are required to file with the FRB annual reports and such additional information regarding the business operations of the holding company and its subsidiaries as the FRB may require. The FRB may conduct examination of such holding companies and their subsidiaries. The FRB also has authority to regulate provisions of certain bank holding company debt. Under the Act and regulations adopted by the FRB, a bank holding company and its subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services.

         In connection with its regulation and supervision of bank holding companies, the FRB has established capital maintenance guidelines, under which, on a consolidated basis, a bank holding company must maintain a minimum ratio of total capital (inclusive of loan loss reserves)- to-total assets of not less than 6.0% and a ratio of primary capital to total assets of not less than 5.5%. The FRB utilizes total capital "zones" whereby a banking organization with a ratio of total capital to total assets of less than 6% will be considered undercapitalized, absent extenuating circumstances. Institutions with a total capital ratio of 6-7% may be considered to be adequately capitalized if other financial and managerial factors are satisfactory. Institutions with a total capital ratio in excess of 7% will generally be considered to be well capitalized unless there are significant adverse financial and managerial factors present. Regardless of the level of total capital, a banking organization with a primary capital ratio of less than 5.5% will generally be considered undercapitalized. At December 31, 1995, the Company, on a consolidated basis, had total and primary capital of approximately $34,686,000 and a primary capital-to-asset ratio of approximately 8.8%.

         Under FRB capital adequacy guidelines, bank holding companies are also required to maintain a minimum level of "qualifying capital" determined on the basis of a holding company's total consolidated weighted risk assets. For purposes of satisfying the FRB guidelines, "qualifying capital" equals "core capital" plus "supplementary capital" less certain required deductions. Core capital consists of common stock, related surplus and retained earnings (net of treasury stock), perpetual preferred stock in an aggregate amount of up to 25% of total core capital including such stock, and minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital consists of allowances for loan and lease losses in an amount of up to 1.25% of total weighted risk assets, perpetual preferred stock, long-term preferred stock with a maturity of twenty years or more and related surplus (to the extent not included as core capital), certain "hybrid" capital instruments (i.e., instruments having characteristics of both debt and equity), mandatory convertible debt, term subordinated debt and intermediate-term preferred stock in an aggregate amount of up to 50% of core capital (net of goodwill), and perpetual debt. The amounts to be deducted from capital to determine qualifying capital consist of goodwill, which must be deducted from core capital, and investments in certain subsidiaries and reciprocal holdings of capital instruments (i.e., cross-holdings resulting from formal or informal arrangements in which two or more banking organizations swap, exchange or otherwise agree to hold each other's capital instruments), 50% of which generally must be deducted from core capital and 50% from supplementary capital.

         Total weighted risk assets, for purposes of the FRB guidelines, is determined by assigning to one of four risk categories the holding company's consolidated assets and credit equivalent amounts of off-balance sheet items. The dollar amount of the items in each category will then be multiplied by the risk weight assigned to that category (i.e., 0%, 20%, 50% or 100%). The resulting weighted values from each risk category will be added together and the sum of such values will constitute the holding company's total weighted risk assets. Total qualifying capital is divided by total weighted risk assets to determine the holding company's risk-based capital ratio. The guidelines require that all bank holding companies must have a minimum ratio of qualifying capital to total weighted risk assets of 8%, and a minimum ratio of core capital-to-total weighted risk assets of 4%. At December 31, 1995, the Company's risk-based capital ratio, determined in accordance with the FRB regulations, was 11.6% which exceeds the minimum ratio required to comply with those regulations.

         The Company is an affiliate of the Bank and is subject to various legal restrictions which limit the extent to which the Bank can supply funds to the Company. Such restrictions also apply to any non-banking entities which the Company might acquire or become affiliated with in the future. In particular, the Bank is subject to certain restrictions imposed by federal law on any extensions of credit to the Company, on investments in stock or other securities thereof, on the taking of such securities as collateral for loans to borrowers, and on the purchase of assets from the Company. Such restrictions prevent the Company from borrowing from the Bank unless the loans are secured by specified obligations and are limited in amount as to the Company to 10% of the Bank's capital and surplus and as to the Company and all affiliates to an aggregate of 20% of the Bank's capital and surplus.

         The Bank is subject to restrictions applicable to the payment of cash dividends to the Company, which are the principal source of cash available for the payment of dividends by the Company to its shareholders. Under California law, the approval of the California Superintendent of Banks is required before a state-chartered bank, such as the Bank, may declare a dividend which would exceed the lesser of: (i) the Bank's retained earnings or (ii) its net income for the immediately preceding three years (after deducting all dividends paid during that period). At December 31, 1995, the maximum dividend payable by the Bank to the Company under these restrictions would have been approximately $7,444,000. See "Item 5. - Dividends" below.

         Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, acting directly or indirectly or through or in concert with one or more persons, generally must give 60 days' prior written notice to the FRB. "Control" exists when the acquiring party has voting control of at least 25 percent of the insured institution's voting power, or the power directly or indirectly, to direct the management or policies of such bank. Under FRB regulations, the power to direct the management or policies of a bank holding company is presumed to exist where the acquiring party has ownership, control or the power to vote at least 10 percent of a class of voting securities of the bank holding company, if (i) the bank holding company has any class of voting securities which is registered under Section 12 of the 1934 Act, or (ii) immediately after the transaction no other person will own a greater proportion of that class of voting securities. The statute authorizes the FRB to disapprove the proposed transaction on certain specified grounds.

         Regulations Applicable to the Bank

         The Bank is subject to regulation, supervision and regular examination by the California State Banking Department and the FDIC. The regulations and policies of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, the requirements for branch offices, the permissible scope of the Bank's activities, and various other requirements. In addition, as part of their regular examinations of the Bank, the California State Banking Department and FDIC consider and make recommendations with respect to the adequacy of the Bank's capital and the efficacy of lending, investment and other policies established and implemented by the Bank. The Bank is also subject to certain reporting requirements of the State Banking Department and the FDIC. Although the Bank is not a member of the Federal Reserve System, it is nevertheless also subject to certain regulations of the Federal Reserve Board.

         The FDIC has adopted regulations and a statement of policy which define and establish certain minimum requirements for capital adequacy. Under the regulations, insured state non-member banks are required to maintain a ratio (known as the "leverage capital ratio") of "Tier 1" or "core" capital-to-average total assets of 3% in the case of banks that are financially strong and are not experiencing significant asset growth; and between 4% and 5% in the case of most other banks. However, the FDIC has the authority to impose higher leverage ratio requirements where warranted by the risk profile of the bank, as determined by the FDIC. As defined in the regulations, "Tier 1" capital consists of common shareholders' equity, less intangible assets and assets classified loss; and "average total assets" consist of total assets, less intangible assets and assets classified loss. At December 31, 1995, the Bank's Tier 1 leverage ratio was approximately 7.77%, which was substantially unchanged from the ratio at December 31, 1994, despite the fact that its average total assets were higher in 1995 than in 1994.

         Banks with capital ratios below the minimum do not have adequate capital, and will be subject to appropriate administrative actions, including the issuance by the FDIC of a capital directive requiring that the bank restore its capital to the minimum required level within a specified period of time and denial of applications for mergers, new branches, etc. Any insured bank operating with a leverage capital ratio of less than 3% will be deemed to be operating in an unsafe and unsound condition, and will be subject to appropriate administrative actions.

         In addition, under FDIC regulations, FDIC-insured banks are required to maintain a so-called "risk-based" capital ratio that is determined on the basis of a bank's weighted risk asset base. The weighted risk asset base is determined by assigning each of the bank's assets and certain off-balance sheet items to one of five separate risk categories, after which the aggregate dollar value of the items in each category is multiplied by a risk factor assigned to each specific asset category. After the items in each category have been totaled and multiplied by the category's risk factor, the total of the adjusted capital base is divided by the weighted risk assets to derive the bank's risk-based asset ratio. FDIC-insured banks are required to maintain a ratio of total capital to total risk-weighted assets of 8.0%. At December 31, 1995, the Bank's risk-based capital ratio, determined on the basis of the FDIC rules, was approximately 11.3%.

         As an insured bank, the Bank also is subject to certain FDIC requirements designed to maintain the safety and soundness of individual banks and the banking system. The FDIC periodically conducts examinations of insured banks and, based upon its findings, may revalue assets of an insured bank and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. During the past three months, there has been a pronounced increase in regulatory oversight activity by the FDIC and the California State Banking Department in response to recessionary conditions and a resulting increase in non-performing loans at many banking institutions in California. As part of that oversight activity, both of these agencies have increased the standards by which they evaluate the quality and collectability of loans and, through a number of regulatory devices, have required banks in California to devote greater resources on efforts to reduce the level of non-performing loans and to increase loan loss reserves against the possibility that economic conditions in California will not improve and loan defaults by borrowers will increase.

         In response to FDIC examinations of the Bank in 1992 and 1993, the Bank increased loan loss reserves and implemented more stringent credit and loan collection policies. Despite the increases in reserves, which are made by means of charges against income, and substantial increases in total assets in 1994 and 1995, between January 1, 1992 and December 31, 1995 the Bank was able to increase its leverage ratio to 7.77% from 7.20%.

Effects of Governmental Policies and Recent Legislation

         Government Monetary Policies. A principal determinant of a bank's earnings is the difference between the income it receives on its loans and investment securities and the cost of its funds, primarily interest paid on savings and time deposits and other liabilities. The interest rates charged on loans are affected by, and are highly sensitive to, the demand and the supply of money for loans, which are, in turn, directly affected by general economic conditions, the general supply of money in the economy, and the policies of various governmental and regulatory agencies.

         The earnings and business of the Company are and will be affected by the policies of various regulatory authorities of the United States, including the Federal Reserve Board. Important functions of the Federal Reserve Board, in addition to those enumerated under "Supervision and Regulation" above, are to regulate the supply of credit and to deal with general economic conditions within the United States. The monetary policies adopted by the Federal Reserve Board for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on earning assets.

         The Federal Reserve Board has broad powers to, and does, regulate money, credit conditions, and interest rates in order to influence general economic conditions. For example, in times of inflation it has exercised such powers to increase the cost of money which affects (i) the interest rates which the Bank can charge on loans and the interest and yields it can obtain on its investment securities, (ii) the interest which the Bank must pay on deposits and other liabilities, and (iii) the yields on money market investments which compete with the Bank for the funds of the Bank's depositors. These policies, as well as the specific policies of other governmental agencies, have a significant effect upon the overall growth, distribution and yields of the Bank's loans and investments and the interest rates it must pay for time deposits, as well as the extent to which such rates will be attractive to the Bank's customers. At times, such regulations result in the cost of money to the Bank, as well as other banks, increasing at a rate greater than the increase in the rate at which the Bank is able to lend, resulting in a reduction of gross profit margins. At other times, such regulations can result in increases in the spread between the cost of money to the Bank and the price at which the Bank lends, thus potentially increasing its gross profit margins.

         During the three years ended December 31, 1993, the Federal Reserve Board followed a policy of reducing interest rates to promote borrowing and investments in response to recessionary conditions in the economy. Although this policy led to reductions in yields on loans and investments which the Bank made during that period, it also had the effect of significantly reducing interest rates on deposits, which reduced the cost of funds to the Bank and contributed to the increase in net interest income in 1993. In 1994, the Federal Reserve Board began increasing interest rates because of concerns about potential increases in inflation due to improvements in the general economy. Those increases in interest rates occurred at various times during 1994 and contributed to increases in the Bank's interest expense in 1994 and 1995. It is not possible to predict with any certainty, however, the impact of the Federal Reserve Board's actions upon the future business and earnings of the Company.

         Recent Legislation. In 1992, the FDIC adopted and began implementing regulations under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which will impose potentially far-reaching and extensive government regulation over and restrictions on the operations of most federally-insured banks. FDICIA established five criteria or levels of capital adequacy by which the financial condition of banks is measured, ranging from "well capitalized" to "critically undercapitalized," and imposes increased operating restrictions and greater regulatory control over a bank as its level of capital declines. A bank is deemed to be "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage ratio of at least 5%, and is not subject to any written agreement or prompt corrective action directive issued by the FDIC to meet and maintain a specific capital level for any capital measure. A bank is "adequately capitalized" if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and either a leverage ratio of at least 4% or a leverage ratio of at least 3% if the bank is rated composite 1 under the CAMEL rating system in the most recent examination and is not experiencing or anticipating significant growth.

         FDICIA also authorizes the FDIC to take supervisory actions against a bank based on a determination, after notice and an opportunity for hearing, that a bank is in an unsafe and unsound condition or is engaging in an unsafe or unsound practice. In such circumstances, the FDIC may reclassify a well capitalized bank as adequately capitalized, or require an adequately capitalized bank to comply with one or more requirements applicable to undercapitalized banks, such as submitting a plan for restoration of adequate capital, limiting asset growth or being prohibited from making an acquisition or engaging in a new line of business.

         FDICIA also requires that all insured institutions with total assets greater than $150 million prepare and submit to the FDIC annual financial statements audited by an independent public accounting firm. The annual report must include a statement by management concerning the establishment and maintenance, within the institution, of internal control mechanisms to ensure compliance with applicable laws and regulations. In addition, FDICIA requires that the appropriate Federal or State banking authority conduct an annual on-site examination of each insured institution, the cost of which is to be borne by the institution. Civil penalties may be assessed under FDICIA against an institution and its officers and directors for a failure to provide information or otherwise cooperate with the examination.

         FDICIA also requires that FDIC-insured state-chartered banks, like the Bank, comply with certain restrictions on investment activities that are applicable to national banks pursuant to regulations adopted by the U.S. Comptroller of the Currency. Those restrictions are not expected to materially affect the Bank's operations.

         Based upon the Bank's capital ratios and its overall financial condition, the Bank is classified as a "well-capitalized" bank and is not subject to any significant operating restrictions under FDICIA.

         Other legislation and government regulations have been proposed which could also affect the business activities of the Bank and it is likely that additional legislation affecting such business will be introduced in Congress or in state legislatures in the future. The proposed legislation includes wide-ranging proposals to alter the structure, regulation and competitive relationships of the nation's financial institutions, such as proposals to alter the present statutory separation of commercial and investment banking; to permit bank holding companies and banks to engage in certain securities underwriting and distribution activities and certain real estate investment activities; to permit bank holding companies, banks and savings and loan associations to operate mutual funds; to permit bank holding companies to own or control thrift institutions; to subject banks to increased disclosure and reporting requirements; and to generally expand the range of financial services which can be provided by bank holding companies as well as by other financial institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the present of future business of the Bank may be affected thereby.

Employees

         At December 31, 1995, the Bank had approximately 202 full-time and 56 part-time employees.

Executive Officers of the Company

         Set forth below is certain information regarding the executive officers of the Company and the Bank:

           Name               Age     Position with the Company        Position with the Bank
           ----               ---     -------------------------        ----------------------
George E. Langley              54     President and Chief              President and Chief
                                      Executive Officer                Executive Officer

Tom Kramer                     52     Executive Vice President         Executive Vice President,
                                      and Secretary                    Chief Credit Officer and
                                                                       Secretary

Donna Miltenberger             40     N/A                              Executive Vice President and
                                                                       Chief Administrative Officer

Carol Ann Graf                 50     First Vice President, Chief      First Vice President, Chief
                                      Financial Officer and            Financial Officer and
                                      Assistant Secretary              Assistant Secretary

         All officers hold office at the pleasure of the Board of Directors, except that Mr. Langley is employed under an Employment Agreement with the Bank.

         George E. Langley. Mr. Langley has been the President and Chief Executive Officer of the Company and the Bank since April 1992. From 1982 to April 1992, Mr. Langley served as the Executive Vice President, Chief Financial Officer and Secretary of the Company and the Bank. From 1976 to 1982 Mr. Langley held various executive positions with the Bank.

         Tom Kramer. Mr. Kramer is, and since April 1994 has been, Executive Vice President and Chief Credit Officer of the Bank and has been an Executive Vice President of the Company since its organization in December 1982. From March 1982 to April 1994 he served as Executive Vice President - Loan Administrator of the Bank. From 1979 to 1982, Mr. Kramer held various executive positions with the Bank, including Senior Vice President - Loan Administrator and Assistant Secretary.

         Donna Miltenberger. Ms. Miltenberger has been an Executive Vice President of the Bank since November 1993. Due to an increase in the scope of her responsibilities, she was appointed to the position of Chief Administrative Officer of the Bank and was designated as an executive officer by the Company's Board of Directors in 1994. From June 1992 to November 1993, Ms. Miltenberger held the position of Senior Vice President of the Bank. Prior to June 1992, Ms. Miltenberger held various management positions with Chino Valley Bank, in Chino, California, including Executive Vice President -- Cashier.

         Carol Ann Graf. Ms. Graf was appointed Chief Financial Officer of the Company and First Vice President and Chief Financial officer of the Bank in January 1993. From April 1988 to January 1993, Ms. Graf served as Vice President and Comptroller, and from 1984 to April 1988 as Assistant Comptroller, of the Bank.

ITEM 2.  PROPERTIES

         The Company's executive offices are located at the Bank's main banking office at 510 South Grand Avenue, Glendora, California. The Bank owns the building and the land on which its main banking office is located; owns the building and leases, under a 20-year ground lease, the land on which its Claremont banking office is located; and occupies its eight other banking offices, and the facilities where its loan center and service center are located, under leases expiring at various dates through 2027. The Bank has recently entered into a five-year lease of a building where its new banking office, in the city of Chino, California, will be located. Management believes that the Bank's present facilities are adequate for its present purposes and anticipated growth in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings in which the Company or the Bank is a party or to which any of their respective properties are subject other than ordinary routine litigation incident to the Bank's business, the outcome of which is not expected to be material to the Company or its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol "FOOT." The following table sets forth the high and low closing sales prices per share of the Company's Common Stock as reported on the NASDAQ National Market for all four quarters of 1994 and 1993. On March 22, 1996, the closing per share price of the Company's Common Stock on the NASDAQ National Market was $9.125 and, as of that same date, there were 1,084 record shareholders of the Company.

                                    Bid Prices of            Per Share Cash
                                   Common Stock(1)         Dividends Declared
                                   ---------------         ------------------
                                   High        Low
                                   ----        ---
         1995(1)
         -------
         First Quarter           $   8.75    $   7.75           $      --
         Second Quarter              8.50       7.375                  --
         Third Quarter               9.00        7.75                  --
         Fourth Quarter              9.00        7.75                  --

         1994
         ----
         First Quarter           $   9.75    $   8.00           $     .10
         Second Quarter              9.00        7.75                 .10
         Third Quarter               9.50        8.00                 .10
         Fourth Quarter              8.75        7.50                 .10

---------------

(1) In May 1995, the Company distributed a 10% stock dividend to all shareholders of record as of April 10, 1995. The trading prices in this table for periods prior to the stock dividend have not been adjusted for that dividend.

Dividends

         Dividend Policy. It has been the Company's policy to pay cash dividends out of internally generated funds that are not required to meet capital and cash requirements or to support growth of the Company's business. Pursuant to that policy, the Company paid cash dividends of $.25 per share in 1984; $.25 per share in 1987; $.37 per share in 1988; $.16 per share in both 1989 and 1990; $.47 per share in 1991; and $0.40 per share in each of 1992, 1993 and 1994.

         In order to take advantage of opportunities to achieve further growth and in order to support that growth through increases in capital, in March 1995 the Board of Directors determined, in accordance with its dividend policy, that the Company should retain its earnings in 1995. Accordingly, no cash dividends were paid in 1995. The Board of Directors has determined to continue to retain earnings to support growth in 1996 and, therefore, it is not expected that cash dividends will be paid in 1996. However, The Board of Directors declared a 10% stock dividend payable on April 5, 1996 to shareholders of record at

March 22, 1996, and if cash or capital requirements in 1996 prove to be less than currently anticipated, the Board of Directors will consider declaring a cash dividend in late 1996 or early 1997.

         Restrictions Applicable to the Payment of Dividends. The principal source of funds available to the Company for cash dividends is cash dividends from the Bank. Under California law, dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Superintendent of Banks, the lesser of (i) net income of the Bank for the year and retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the Bank's retained earnings. However, because the payment of cash dividends has the effect of reducing capital, as a practical matter capital requirements imposed on federally insured banks operate to preclude the payment of cash dividends in amounts that might otherwise be permitted by California law; and the FDIC, as part of its supervisory powers, generally requires insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable laws.

         In addition, Section 23(a) of the Federal Reserve Act restricts any banking subsidiary of the Company from extending credit to the Company unless the loans are secured by specified obligations and are limited in amount to no more than 10% of the banking subsidiary's contributed capital and retained earnings.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected income statement data set forth below for the fiscal years ended December 31, 1995, 1994 and 1993, and the selected balance sheet data as of December 31, 1995 and 1994, are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day and Company, certified public accountants, and included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected income statement data for the fiscal years ended December 31, 1992 and 1991, and the selected balance sheet data as of December 31, 1993, 1992 and 1991, are derived from audited consolidated financial statements examined by Vavrinek, Trine, Day and Company which are not included in this Report.

                                                    Dollars in Thousands, Except Per Share Data
                                      -----------------------------------------------------------------------
STATEMENT OF INCOME DATA                  1995           1994           1993           1992           1991
                                      -----------    -----------    -----------    ----------     ----------
Interest Income . . . . . . . . .     $    33,403    $    27,690    $    21,732    $   23,482     $   25,448
Interest Expense  . . . . . . . .           9,786          6,206          5,382         7,316         10,596
                                      -----------    -----------    -----------    ----------     ----------
Net Interest Income . . . . . . .          23,617         21,484         16,350        16,166         14,852
Provision for Possible Loan
  Losses  . . . . . . . . . . . .          (2,016)        (2,364)        (1,025)       (1,555)          (168)
                                      -----------    -----------    -----------    ----------     ----------
Net Interest Income after
  Provision
  for Possible Loan Losses  . . .          21,601         19,120         15,325        14,611         14,684
Other Income  . . . . . . . . . .           4,687          5,052          5,962         4,294          3,911
Other (Expense) . . . . . . . . .         (20,625)       (18,613)       (16,925)      (14,600)       (13,457)
                                      -----------    -----------    -----------    ----------     ----------
Income Before Income Taxes  . . .           5,663          5,559          4,362         4,305          5,138
Applicable Income Taxes . . . . .           2,100          2,105          1,335         1,152          1,502
                                      -----------    -----------    -----------    ----------     ----------
Net Income Before Cumulative
  Effect of Change in Accounting
  for Income Taxes  . . . . . . .           3,563          3,454          3,027         3,153          3,636
Cumulative Effect of Change in
  Accounting for Income Taxes(1).              --             --            126            --            --
                                      -----------    -----------    -----------    ----------     ----------
 Net Income . . . . . . . . . . .     $     3,563    $     3,454    $     3,153    $    3,153     $    3,636
                                      ===========    ===========    ===========    ==========     ==========
Cash Dividends(2) . . . . . . . .     $        --    $     1,417    $     1,310    $    1,235     $    1,723

                                      -----------    -----------    -----------    ----------     ----------
BALANCE SHEET DATA                        1995           1994           1993          1992            1991
                                      -----------    -----------    -----------    ----------     ----------
Investment Securities . . . . . .     $    42,234    $    30,977    $    43,953    $   28,554     $   23,695
Loans and Leases (net)  . . . . .         257,510        245,871        191,908       183,033        199,550
Assets  . . . . . . . . . . . . .         395,180        331,262        280,494       266,878        261,823
Deposits  . . . . . . . . . . . .         361,114        301,222        253,298       242,667        238,066
Long Term Debt (3)  . . . . . . .             208            245            446           558            648
Shareholders' Equity  . . . . . .          31,042         26,871         24,959        21,779         19,517

                                      -----------    -----------    -----------    ----------     ----------
PER COMMON SHARE DATA                     1995           1994           1993          1992            1991
                                      -----------    -----------    -----------    ----------     ----------
Income Before Cumulative Effect .     $      0.82    $       .81    $       .75    $      .81     $      .95
Cumulative Effect . . . . . . . .              --             --            .03            --             --
                                      -----------    -----------    -----------    ----------     ----------
Net Income(4) . . . . . . . . . .            0.82    $       .81    $       .78    $      .81     $      .95
Cash Dividends  . . . . . . . . .              --            .40            .40           .40            .47
Book Value (At year-end)  . . . .     $      7.85    $      7.57    $      7.07    $     6.96     $     6.35
Number of Shares used in
 Per Share Calculation(4) . . . .       4,326,095      4,282,910      4,039,788     3,894,489      3,840,486

---------------
(1) For information regarding the cumulative effect of the changes in accounting for income taxes, see Note 15 to the Company's Consolidated Financial Statements.
(2) For information regarding restrictions affecting the ability of the Company to pay cash dividends, see Note 13 to the Company's Consolidated Financial Statements.
(3) For information regarding long term debt, see Note 9 to the Company's Consolidated Financial Statements.
(4)  Retroactively adjusted for stock dividends and stock splits.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's principal operating subsidiary is Foothill Independent Bank, a California state chartered commercial bank (the "Bank"), which accounts for substantially all of the Company's revenues and income. Accordingly, the following discussion focuses primarily on the operations and financial condition of the Bank.

         NET INTEREST INCOME. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by approximately $2,132,000 or 9.9% in 1995 compared to 1994, and by approximately $5,135,000 or 31.4% in 1994 compared to 1993. The increase in 1995 was attributable to increases in interest earned on loans due to higher interest rates during the first half of 1995 and to growth in the average volume of the Bank's interest-earning assets, which increased by approximately 20% during 1995. The increase in net interest income in 1994 was due to a 12% increase in the average volume of interest-earning assets and increases in market rates of interest during 1994.

         RATE SENSITIVITY AND EFFECT ON NET INTEREST INCOME. The "spread" between the interest earned on interest-earning assets and the interest paid on deposits (the "net interest margin") will be affected by the extent to which interest rates charged on loans and leases are subject to adjustment in response to changes in market conditions that affect the interest rates a bank must offer to maintain and attract deposits, its principal source of funds. Banks that are heavily dependent on interest-sensitive deposits to fund loans and other interest-earning assets must increase the rates they pay to retain and attract deposits during periods of rising interest rates. As a result, unless their loans and other interest-earning assets have variable interest rates or short-term maturities, such banks will experience reductions in net interest margins during periods of increasing interest rates. On the other hand, during periods of declining interest rates, interest income on interest-sensitive (variable interest rate) assets will decline and banks with a high portion of variable rate or short-term loans may sustain reductions in net interest income during such periods.

         The Bank attempts to reduce its exposure to interest rate fluctuations, and thereby at least to maintain and, if possible, to increase its net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are time certificates of deposit ("TCD's"), and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. During 1995, the Bank was able to increase, in absolute dollars, the volume of the Bank's demand and savings deposits, as compared to 1994 and 1993. Due in part to the increase in the volume of demand and savings deposits, the relative stability of those deposits, and the decision of the Federal Reserve Board to begin reducing interest rates, the Bank was able, during the second half of 1995, to increase the volume of fixed rate loans in order to maintain yields on earning assets in a declining interest rate market. As a result, at December 31, 1995, the volume of loans with variable interest rates declined to 60.1% of the Bank's totals loans outstanding, as compared to 69.4% and 65.2%, at December 31, 1994 and 1993, respectively.

         Despite the increase in the volume of savings and demand deposits and the increase in the volume of fixed rate loans, the Bank's net interest margin (i.e., net interest income stated as a percentage of interest income) in 1995 declined to 70.7% from 77.6% in 1994 and 75.2% in 1993. This decline in 1995 was attributable to a combination of: (i) increases in interest expense due to the rise in the rates paid on interest-bearing time deposits in 1994 and the first half of 1995; (ii) increases in 1995 in the average volume of time certificates of deposits ("time deposits" or "TCD's"), on which the Bank pays higher rates of interest than on savings and demand deposits; (iii) a slowing of loan growth in 1995 and an increase in the volume of other types of interest-earning assets, such as Federal funds sold, investment securities and deposits held at other institutions, which generally are lower-yielding assets than are loans; and (iv) a decline in market rates of interest during the second half of 1995, which had a more immediate impact on variable-rate or short-term interest earning assets than it did on the rates of interest paid on time deposits. The increase in the volume of the Bank's time deposits, which was greater than the increase in the volume of savings and demand deposits in 1995, were used to fund the Bank's internal growth and increase the Bank's liquidity, which had declined in 1994 primarily because of a 28% increase during that year in the Bank's outstanding loans. As time deposits mature during 1996, the Bank expects that they will be replaced by deposits at the lower rates of interest corresponding to current market interest rates.

         The ability of the Bank to maintain its net interest margin is not entirely within its control because the interest rates the Bank is able to charge on loans and the interest rates it offers to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in the Bank's service areas. In addition, the effect on a bank's net interest margins of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin.

         The Bank currently anticipates an improvement in net interest margin in 1996, as compared to 1995, due to a number of factors, including, a decline in market rates of interest and an anticipated run-off of some of the Bank's higher interest bearing TCD's in denominations of $100,000 or more, which should reduce interest expense, and somewhat greater loan growth which is expected to result from the decline in interest rates, a slowly improving economy in Southern California and the consolidations of larger banks in its market area which, based on past experience, can lead some of their customers to transfer their business to community banks, such as the Bank, to obtain improved service. However, there are a number of uncertainties and risks that could adversely affect the Bank's net interest margin in 1996, including the possibility of adverse changes in economic conditions in Southern California, changes in market rates of interest and the possibility of increased competition in the Bank's market areas, both from other banks and from financial institutions and from securities brokerage firms that offer competing loan and investment products.

YEARS ENDED DECEMBER 31, 1995 AND 1994

         INTEREST INCOME. Interest income increased by approximately $5,712,000 or 20.6% in 1995, compared to 1994, due to an increase of approximately $4,755,000 in interest earned on loans and other interest earning assets that was attributable both to increases in market rates of interest during the first half of 1995 and to increases in the volume of the Bank's interest-earning assets, but which was partially offset by a decline, as compared to 1994, of approximately $1,231,000 in loan fees, as loan growth was lower in 1995 than in 1994.

         INTEREST EXPENSE. The increase in interest expense in 1995 of approximately $3,580,000 or 57.7%, compared to 1994 figures, was primarily attributable to a 18.4 % increase in the average volume of interest-bearing deposits and to increases in interest rates paid on deposits as a result of a change in the mix of deposits to a higher percentage of time deposits on which the Bank pays interest at higher rates and increases in market rates of interest during the first half of 1995.

         PROVISION FOR LOAN AND LEASE LOSSES. The Bank maintains a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (primarily reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against the Reserve and the Reserve is adjusted periodically to reflect changes in the volume of outstanding loans and in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." In 1995 this provision was $2,016,000, compared to $2,364,000 in 1994, and the Reserve at December 31, 1995 was approximately $3,644,000 or 1.4% of total loans and leases outstanding compared to a reserve of approximately $3,145,000 or 1.3% of total loans and leases outstanding at December 31, 1994. The decrease in the provision made in 1995, as compared to the provision made in 1994, was due primarily to a slowing in the growth of the Bank's volume of outstanding loans and the assessment of the Bank's management that the amount of the Loan Loss Reserve was adequate in relation to the volume and condition of the Bank's outstanding loans. Net loan charge-offs in 1995 aggregated $1,517,000, representing sixty-one hundredths of one percent (0.61%) of the average volume of loans and leases that were outstanding in 1995, as compared to net loan charge-offs in 1994 of $1,547,000, which represented sixty- nine hundredths of one percent (0.69%) of average loans and leases outstanding.

         OTHER INCOME. Other income decreased by $365,000 or 7.2% in 1995 compared to 1994. This decrease was primarily due to decreases in the volume of and, consequently, in the fees generated from, sales of Small Business Administration ("SBA") guaranteed loans.

         OTHER EXPENSES. The Bank's non-interest expense increased by approximately $2,012,000 or 10.8% during 1995. This increase included a $974,000 increase in salaries and employee benefits and a $456,000 increase in occupancy expense. The increase in salaries and employee benefits was due primarily to staffing requirements for two new banking offices established by the Bank, one in Glendale, California that was opened in March 1995, and the second in Corona, California that was opened in July 1995. Also contributing to the increase in occupancy expense in 1995 was an increase in rental expense resulting from the sale and leaseback in December of 1994 of the building housing the Bank's San Dimas, California service center, that was effectuated to convert a non-earning asset into cash that could be invested in earning assets. Also contributing to the increase in other operating expenses in 1995 was a provision of $879,000 made to increase the Bank's reserves for possible losses on other real estate owned, which is real property that was acquired by the Bank on defaulted loans and is being held for resale. This compares to the provisions of $771,000 in 1994 and $151,000 in 1993. The increases in the provision in 1995 and 1994 were made in response to declining real estate values due to the continued softness in demand for commercial real estate in Southern California, which is a sector of the local economy which has not experienced any material improvement during the past three years. The reserves for possible losses on other real estate owned totaled $ 776,000 at December 31, 1995, as compared to $516,000 and $151,000 at December 31, 1994 and 1993, respectively.

         INCOME TAXES. Income taxes decreased by approximately $6,000 or 0.3% during 1995 compared to 1994, as a result of the increase in the volume of tax-exempt investment securities held by the Bank.

YEARS ENDED DECEMBER 31, 1994 AND 1993

         INTEREST INCOME. The increase in interest income of approximately $5,958,000 or 27.4% in 1994 compared to 1993 was attributable to an increase in the volume of the Bank's outstanding loans and, to a lesser extent, an increase in market rates of interest.

         INTEREST EXPENSE. Interest expense increased by approximately $824,000 or 15.3% in 1994 compared to 1993, primarily as a result of increases in the average volume of time deposits on which the Bank pays higher rates of interest than on savings deposits, and, to a lesser extent, increases in the rates paid on those deposits.

         PROVISIONS FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses made in 1994 was $2,364,000 as compared to $1,025,000 during 1993. Net charge-offs for 1994 aggregated $1,547,000, representing approximately sixty-nine hundredths of one percent (0.69%) of average loans and leases, as compared to net loan charge-offs in 1993 of $865,000, which represented forty-seven hundredths of one percent (0.47%) of average loans and leases outstanding.

         OTHER INCOME. The Bank's other income decreased approximately $910,000 or 15.3% in 1994 as compared to 1993. This decrease was primarily attributable to the fact that other income in 1993 included (i) a one time gain of approximately $478,000 from the sale of the Bank's portfolio of municipal leases in March 1993, and (ii) a gain of $406,500 on the sale of the government guaranteed portion of the Bank's SBA loans, as compared to gains from the sale of SBA loans of $212,700 in 1994.

         OTHER EXPENSES. The Bank's non-interest expense, consisting primarily of salaries and other employee benefits, occupancy expenses, furniture and equipment expenses, insurance expenses, data processing expenses, and professional expenses, increased by approximately $1,688,000 or 10.0% during 1994 as compared to 1993. This increase was primarily due to an increase of $1,046,000 in salaries and employee benefits to facilitate the service needs of increased deposits and loans and a $240,000 increase, as compared to 1993, in the provision made for possible losses on other real estate owned.

         INCOME TAXES. Income taxes increased by approximately $771,000 or 57.8% during 1994 as compared to 1993, primarily as a result of the increase in pre-tax income in 1994 and a reduction in the proportion of the Bank's interest income that was exempt from federal income taxes.

FINANCIAL CONDITION

         The Company's total assets at December 31, 1995 were approximately $63,919,000, or 19.3%, higher than at December 31, 1994. Average total assets for 1995 increased by approximately $56,389,000 or 18% to $368,263,000 from $311,874,000 for 1994. These increases were primarily the result of the implementation of marketing programs designed to attract new customers and increase deposits throughout the Bank, and to a lesser extent, the opening of two new banking offices in 1995. The additional deposits that were generated by those programs were used primarily to fund increases in deposits held at other banks, Federal funds sold and investment securities, thereby increasing the Bank's liquidity and, to a lesser extent, to fund new loans.

         The average volume of interest bearing deposits held at other financial institutions increased by 82% to $2,798,000 in 1995 from $1,534,000 in 1994 and the average volume of Federal funds sold by the Bank in 1995 increased by approximately 173% to $33,762,000 from $12,384,000 in 1994. The average volume of investment securities held by the Bank during 1995 increased by approximately $1,468,000 or 4% compared to 1994 figures. The average volume of loans and leases (less reserves) outstanding during 1995 increased by approximately $28,958,000, a 13% increase from 1994.

         As a result of the addition in 1995 of the two new banking offices, and the programs implemented to attract new deposits to the Bank, total deposits at December 31, 1995 had increased by approximately $59,891,000 or 19.9% as compared to total deposits at December 31, 1994. At December 31, 1995, time deposits in denominations of less than $100,000 had increased to 21% of the Bank's total deposits from approximately 17% at December 31, 1994. However, although the aggregate volume of TCD's in denominations of $100,000 or more increased during 1995, such deposits constituted approximately 17% of total deposits at December 31, 1995, the same percentage as at December 31, 1994. TCD's in denominations of more than $100,000 are more sensitive to changes in the market rates of interest than other types of deposits. For that reason, the Bank has made it a policy to seek TCD's in denominations over $100,000 primarily from existing customers or from public agencies and does not rely unduly on "brokered" deposits, which tend to be more interest-sensitive and volatile. Of the TCD's in denominations of $100,000 or more outstanding at December 31, 1995, approximately $12,719,000 had maturities of three months or less, approximately $22,129,000 had maturities of between three and twelve months and the balance had maturities of more than twelve months. Although no assurances can be given, based on the fact that the holders of a large portion of these TCD's are local depositors who in the past have renewed their TCD's with the Bank, the Company anticipates that a substantial portion of these deposits will be renewed, at interest rates which, due to declining market rates of interest, are expected to be lower than those that were in effect when such TCD's were originated, and that net withdrawals of these deposits in 1996 should not materially exceed approximately $10,000,000.

         The Company anticipates more modest growth in the Bank's total assets and total deposits in 1996, as compared to 1995, during which the Bank opened two new banking offices and implemented marketing programs designed to increase deposits to fund that growth and increase the Bank's liquidity. Among other things, the Bank intends to allow a run-off of, rather than to renew, some of the shorter term TCD's in denominations of $100,000 as they mature in 1996, which should have the effect of offsetting deposit growth anticipated within other deposit categories.

         LIQUIDITY MANAGEMENT. Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable the Bank to fund its customers' requirements for loans and deposit withdrawals. In conformity with those policies, the Bank maintains short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At December 31, 1995, the principal source of asset liquidity consisted of $26,278,000 in cash and demand balances due from banks and $41,750,000 of Federal Funds sold which, together, totaled $68,028,000, compared to a total of $36,668,000 at December 31, 1994. Other sources of liquidity included $18,743,000 in securities available for sale, of which approximately $12,567,000 mature within one year. The Bank also has established facilities to borrow Federal funds from other banks in excess of $10,100,000 and has established a borrowing line of credit with the Federal Home Loan Bank in the amount of $8,500,000. Furthermore, substantially all of the Bank's installment loans and leases, the amount of which aggregated $12,973,000 at December 31, 1995, require regular installment payments, providing a steady flow of cash funds to the Bank. Accordingly, the Company believes that the Bank has adequate cash and cash equivalent resources to meet any increases in demand for loans and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

         CAPITAL RESOURCES. During 1995, the Board of Directors discontinued payment of cash dividends in order to retain internally generated funds to support internal growth of the Bank. In addition to the new banking offices opened in Glendale in March 1995 and in Corona in July 1995, the Bank has recently opened a new banking office in Chino, California. The Board of Directors intends to consider, later in 1996, whether to resume cash dividends. However, it is not possible to predict at this time whether cash dividends will be resumed, as that will depend on a number of factors, including the Company's earnings and the growth of the Company's assets in 1996 and whether opportunities for further growth may arise in the future. During the first quarter of 1995, the Board of Directors declared a 10% stock dividend on the Company's outstanding shares, which was distributed on May 1, 1995, and which, for accounting purposes, was recorded as a $2,940,000 reduction in retained earnings, offset by a corresponding $2,940,000 increase in the Company's stated capital.

         As a result of the increased earnings in 1995 and the retention of internally generated funds, the Company's total shareholders' equity increased by approximately $4,171,000 or 15.5% to $31,042,000 at December 31, 1995 from $26,871,000 at December 31, 1994. Earnings in 1995 represent a return on beginning assets (that is, total assets as of January 1, 1995) of 1.08% and a return on beginning equity (total shareholders' equity as of January 1, 1995) of 13.26%, as compared to 1.23% and 13.84%, respectively, in 1994.

         In January 1996, the Company declared another 10% stock dividend on its outstanding shares that will be distributed on April 5, 1996 to shareholders of record as of March 22, 1996. It is anticipated that an additional 395,680 shares will be issued to the Company's shareholders as a result of this stock dividend and that the stock dividend will be accounted for as a $3,560,000 approximate reduction in retained earnings and an offsetting approximate increase of $3,560,000 in stated capital, so that the Company's total shareholders' equity will not be diminished as a result of this stock dividend.

         Federal regulations require that banks maintain a minimum ratio of capital (exclusive of loan loss reserves) to average assets of between 3% and 5% (the "Tier 1 Capital Ratio" or "Tier 1 Leverage Ratio"). Despite the increases in average assets during 1995, the Bank's Tier 1 capital ratio at December 31, 1995 remained unchanged from the December 31, 1994 percentage of 7.7%.

         Federal bank regulations also require banks to meet a minimum "risk-based capital ratio" of 8%. Under those regulations, a bank's assets are weighted according to certain risk formulas; and, the higher risk profile of a bank's assets, the greater of the amount of capital that is required to meet the risk-based capital ratio. On the basis of the formulas set forth in those regulations, the Bank's risk-based capital ratio at December 31, 1995 was 11.3%.

                       -----------------------------------

         The foregoing discussion in Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking information which reflect Management's current views of future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including but not limited to, the effects on future performance of increased competition from other financial institutions and firms that offer competitive loan and investment products; local economic conditions that affect loan demand, the ability of borrowers to meet their loan obligations to the Bank and the ability of the Bank to recover potential losses from sales of collateral securing non-performing loans; national economic conditions and the monetary policies of the FRB that affect the cost of funds to the Bank and the yields it can realize on its earning assets; and the regulatory policies of the federal and state bank regulatory agencies that regulate the Bank. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                 Page
                                                                                                 ----
Foothill Independent Bancorp and Subsidiaries:

         Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   35

         Consolidated Balance Sheets at December 31, 1995 and 1994  . . . . . . . . . . . . . .   36

         Consolidated Statements of Income for the Years Ended
           December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .   37

         Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . .   38

         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .   39

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .   41

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Foothill Independent Bancorp and Subsidiaries
Glendora, California

We have audited the accompanying consolidated balance sheets of Foothill Independent Bancorp and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foothill Independent Bancorp and Subsidiaries as of December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Vavrinek, Trine, Day & Co.
Rancho Cucamonga, California
January 26, 1996

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                                     ASSETS
                                                                     ------
                                                                                                  1995              1994
                                                                                             ---------------   ---------------
 Cash and due from banks (minimum Federal Reserve balance at
   December 31, 1995 was $6,810,000)                                                         $    26,277,669   $    28,722,660
 Federal Funds sold                                                                               41,750,000         7,450,000
                                                                                             ---------------   ---------------
 Total Cash and Cash Equivalents                                                                  68,027,669        36,172,660
                                                                                             ---------------   ---------------
 Interest-bearing deposits in other financial institutions                                         6,433,209         1,188,000
 Investment Securities Held to Maturity                                                      ---------------   ---------------
 U.S. Treasury                                                                                     4,958,323        16,454,851
 U.S. Government Agencies                                                                         14,777,382           996,104
 Municipal Agencies                                                                                3,505,503         2,759,135
 Other Securities                                                                                    250,000           250,000
                                                                                             ---------------   ---------------
 Total Investment Securities Held to Maturity (Notes 1C and 2)                                    23,491,208        20,460,090
                                                                                             ---------------   ---------------
 Investment Securities Available-For-Sale (Notes 1C and 2)                                        18,743,254        10,517,101
                                                                                             ---------------   ---------------
 Loans, net of unearned income (Notes 1D, 3 and 6)                                               259,067,800       245,289,324
 Direct lease financing (Notes 1F and 4)                                                           2,086,233         3,726,697
 Less reserve for possible loan and lease losses (Notes 1E and 5)                                 (3,643,594)       (3,145,193)
                                                                                             ---------------   ---------------
                                                                                                 257,510,439       245,870,828
                                                                                             ---------------   ---------------
 Bank premises and equipment (Notes 1G and 7)                                                      7,352,380         6,626,777
 Accrued interest                                                                                  2,850,334         2,393,707
 Other real estate owned  (Notes 1H, 20 and 21)                                                    3,878,891         2,469,469
 Cash surrender value of life insurance                                                            3,149,362         2,862,019
 Prepaid expenses                                                                                    916,481           527,170
 Deferred tax asset (Notes 1J and 8)                                                               1,607,278         1,103,663
 Other assets                                                                                      1,220,343         1,070,175
                                                                                             ---------------   ---------------
 Total Assets                                                                                $   395,180,848   $   331,261,659
                                                                                             ===============   ===============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------
 Deposits
 Demand deposits                                                                                  96,478,018        77,385,387
 Savings and NOW deposits                                                                         78,143,475        78,966,296
 Money market deposits                                                                            48,783,730        41,954,406
 Time deposits in denominations of $100,000 or more                                               61,457,272        51,294,361
 Other time deposits                                                                              76,251,030        51,621,654
                                                                                             ---------------   ---------------
 Total Deposits                                                                                  361,113,525       301,222,104
 Accrued employee benefits (Note 14)                                                               1,195,123           992,955
 Accrued interest and other liabilities                                                            1,621,672         1,654,427
 Accrued income taxes (Notes 1J and 8)                                                                -                275,809
 Long-term debt (Note 9)                                                                             208,488           245,098
                                                                                             ---------------   ---------------
 Total Liabilities                                                                               364,138,808       304,390,393
                                                                                             ---------------   ---------------
 Stockholders' Equity
     Common stock - authorized 12,500,000 shares without par value, issued and outstanding
       3,955,761 shares in 1995 and 3,547,565 in 1994                                             10,788,474         7,439,924
     Additional paid-in capital                                                                      455,997           455,997

 Retained earnings                                                                                19,999,433        19,361,463
 Valuation Allowance for Investments (Notes 1C and 2)                                               (201,864)         (386,118)
                                                                                             ---------------   ---------------
 Total Stockholders' Equity                                                                       31,042,040        26,871,266
                                                                                             ---------------   ---------------
 Total Liabilities and Stockholders' Equity                                                  $   395,180,848   $   331,261,659
                                                                                             ===============   ===============

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                              1995            1994            1993
                                                                           -----------     -----------     -----------
INTEREST INCOME

Interest and fees on loans (Note 1D)                                       $28,872,030     $25,348,380     $18,688,173
Interest on investment securities
Taxable                                                                      2,045,081       1,444,787       1,662,881
Exempt from Federal taxes                                                      175,324          95,633         459,849
Interest on deposits                                                           164,726          59,701          99,507
Interest on Federal funds sold                                               1,944,058         523,549         251,754
Lease financing income (Note 1F)
Taxable                                                                         43,425         104,846         317,763
Exempt from Federal taxes                                                      158,046         113,367         251,967
                                                                           -----------     -----------     -----------
                                                                            33,402,690      27,690,263      21,731,894
                                                                           -----------     -----------     -----------

INTEREST EXPENSE

Interest on savings and NOW deposits                                         1,210,563       1,187,126       1,187,603
Interest on money market deposits                                            1,390,957         973,351         866,929
Interest on time deposits in denominations of
  $100,000 or more                                                           3,440,878       2,040,122       1,852,890
Interest on other time deposits                                              3,708,203       1,835,457       1,427,708
Interest on borrowings                                                          35,445         169,833          47,220
                                                                           -----------     -----------     -----------
                                                                             9,786,046       6,205,889       5,382,350
                                                                           -----------     -----------     -----------
Net Interest Income                                                         23,616,644      21,484,374      16,349,544
PROVISIONS FOR LOAN AND LEASE LOSSES (Notes 1E and 5)                       (2,016,111)     (2,363,650)     (1,024,988)
                                                                           -----------     -----------     -----------
        Net Interest Income After Provision for Loan and Lease Losses       21,600,533      19,120,724      15,324,556


OTHER INCOME
Service fees                                                                 4,299,986       4,612,549       4,390,254
Gain on sale of lease portfolio                                                   -              -             478,328
Gain on sale of SBA loans                                                       45,525         212,703         406,526
Other                                                                          342,196         227,110         686,869
                                                                           -----------     -----------     -----------
                                                                             4,687,707       5,052,362       5,961,977
                                                                           -----------     -----------     -----------
OTHER EXPENSES
Salaries and employee benefits                                               9,740,165       8,765,783       7,720,253
Net occupancy expense of premises                                            1,928,484       1,472,406       1,303,174
Furniture and equipment expenses                                             1,260,475       1,222,455       1,181,857
Other expenses (Note 12)                                                     7,696,051       7,152,351       6,719,708
                                                                           -----------     -----------     -----------
                                                                            20,625,175      18,612,995      16,924,992
                                                                           -----------     -----------     -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                                       5,663,065       5,560,091       4,361,541
                                                                           -----------     -----------     -----------
INCOME TAXES (Notes 1J and 8)
Currently payable                                                            2,603,550       2,674,776       2,036,580
Deferred                                                                      (503,615)       (568,926)       (701,882)
                                                                           -----------     -----------     -----------
                                                                             2,099,935       2,105,850       1,334,698
                                                                           -----------     -----------     -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE IN ACCOUNTING FOR INCOME TAXES                                    3,563,130       3,454,241       3,026,843
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
     INCOME TAXES                                                                 -              -             126,158
                                                                           -----------     -----------     -----------
NET INCOME                                                                 $ 3,563,130     $ 3,454,241     $ 3,153,001
                                                                           ===========     ===========     ===========
NET INCOME PER COMMON SHARE (Notes 15, 23 and 25)
   Income before cumulative effect                                              0.82            0.81           0.75
    Cumulative effect                                                             -              -             0.03
                                                                           ===========     ==========      ===========
Net Income                                                                  $   0.82        $   0.81        $  0.78
                                                                           ===========     ==========      ===========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                            VALUATION
                                        NUMBER                  ADDITIONAL                  ALLOWANCE
                                      OF SHARES      COMMON      PAID-IN      RETAINED         FOR
                                     OUTSTANDING      STOCK      CAPITAL      EARNINGS     INVESTMENTS     TOTAL
                                     -----------   -----------  ----------  ------------   -----------  -----------
BALANCE, December 31, 1992            $3,131,286   $ 4,509,784   $455,997   $17,011,904    $(199,026)   $21,778,659
  Cash dividend paid                         -             -          -      (1,305,337)         -       (1,305,337)
  5% stock dividend (Note 23)            165,577     1,531,588        -      (1,531,588)         -              -
  Cash paid in lieu of fractional
    shares                                   -             -          -          (4,253)         -           (4,253)
  Exercise of stock options              234,597     1,293,251        -             -            -        1,293,251
  Net unrealized gain on
    marketable securities                    -             -          -             -         43,729         43,729
  Net income for the year                    -             -          -       3,153,001          -        3,153,001
                                      ----------   -----------   --------   -----------    ---------    -----------

BALANCE December 31, 1993              3,531,460     7,334,623    455,997    17,323,727     (155,297)    24,959,050
  Cash dividend paid                         -             -          -      (1,061,748)         -       (1,061,748)
  Cash dividend declared                     -             -          -        (354,757)         -         (354,757)
  Exercise of stock options               10,500        59,000        -             -            -           59,000
 Common stock issued under
    dividend reinvestment and
    optional investment plan               5,605        46,301        -             -            -           46,301
  Net unrealized loss on securities
    available for sale                       -             -          -             -         (4,240)        (4,240)
  Net unrealized loss on
    marketable securities                    -             -          -             -       (226,581)      (226,581)
  Net income for the year                    -             -          -       3,454,241          -        3,454,241
                                      ----------   -----------   --------   -----------    ---------    -----------

BALANCE, December 31, 1994             3,547,565     7,439,924    455,997    19,361,463     (386,118)    26,871,266
  10% stock dividend (Note 23)           356,433     2,939,689        -      (2,939,689)         -              -
 Cash paid in lieu of fractional
    shares                                   -             -          -          (2,685)         -           (2,685)
  Exercise of stock options                8,610        52,000        -             -            -           52,000
  Common stock issued under
    employee benefit and dividend
    reinvestment and optional
    investment plans                      43,153       356,861        -             -            -          356,861
  Net unrealized gain on securities
    available for sale                       -             -          -             -         53,925         53,925
  Net unrealized gain on
    marketable securities                    -             -          -          17,214      130,329        147,543
  Net income for the year              3,563,130     3,563,130
                                      ----------   -----------   --------   -----------    ---------    -----------
BALANCE, DECEMBER 31, 1995            $3,955,761   $10,788,474   $455,997   $19,999,433    $(201,864)   $31,042,040
                                      ==========   ===========   ========   ===========    =========    ===========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                               1995           1994             1993
                                                                           ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
    CASH FLOWS FROM OPERATING ACTIVITIES
      Interest and fees received                                           $ 32,579,793    $ 27,129,375    $ 21,864,843
      Service fees and other income received                                  4,268,614       3,848,146       5,962,088
      Financing revenue received under leases                                   201,471         218,213         569,730
      Interest paid                                                          (9,450,495)     (5,822,844)     (5,425,138)
      Cash paid to suppliers and employees                                  (20,730,427)    (17,474,639)    (17,284,086)
      Income taxes paid                                                      (2,408,711)     (2,399,060)     (1,818,602)
                                                                           ------------    ------------    ------------
             Net Cash Provided by Operating Activities                        4,460,245       5,499,191       3,868,835
                                                                           ------------    ------------    ------------
    CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturity of investment securities                        63,914,492      43,735,793      57,507,738
      Purchase of investment securities                                     (74,815,933)    (31,241,464)    (77,051,876)
      Proceeds from maturity of deposits in other financial institutions        792,000       2,758,975       6,808,000
      Purchase of deposits in other financial institutions                   (6,037,209)     (1,880,975)     (5,419,000)
      Net (increase) decrease in credit card and revolving
        credit receivables                                                       19,688        (314,375)        (40,475)
      Recoveries on loans previously written off                                548,796         290,864          90,361
      Net (increase) decrease in loans                                      (15,544,905)    (54,745,815)    (29,483,063)
      Net (increase) decrease in leases                                       1,746,428        (924,006)     22,958,277
      Capital Expenditures                                                   (2,806,318)        845,509      (2,394,207)
      Proceeds from sale of other real estate owned                           4,102,223       2,063,933       2,369,611
      Proceeds from sale of property, plant and equipment                       216,039          61,268         105,850
      Capitalized other real estate owned expenditures                          359,518             -           (40,914)
      Purchase of other real estate owned                                    (5,715,413)     (2,084,009)     (1,445,248)
                                                                           ------------    ------------    ------------
             Net Cash (Used) in Investing Activities                        (33,220,594)    (41,434,302)    (26,034,946)
                                                                           ------------    ------------    ------------
    CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand deposits, NOW accounts,
        savings accounts and money market deposits                           25,313,431      22,720,033      19,297,441
      Net increase in certificates of deposit with
        maturities of three months or less                                   37,757,537      20,432,511       3,220,757
      Proceeds from exercise of stock options                                    52,000          59,000       1,293,251
      Proceeds from stock issue                                                 356,861          46,301             -
      Net increase (decrease) in certificates of deposits with
        maturities of more than three months                                 (2,965,250)      4,795,347      (5,445,515)
      Principal payment on long-term debt                                       (36,610)       (220,640)        (92,498)
      Dividends paid                                                           (357,957)     (1,419,147)     (1,305,337)
                                                                           ------------    ------------    ------------
             Net Cash Provided by Financing Activities                       60,120,012      46,413,405      16,968,099
                                                                           ------------    ------------    ------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     31,359,663      10,478,294      (5,198,012)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           36,668,006      25,694,366      30,892,378
                                                                           ------------    ------------    ------------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                               $ 68,027,669    $ 36,172,660    $ 25,694,366
                                                                           ============    ============    ============

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES                               1995         1994          1993
                                                                ----------    ----------    ----------
NET INCOME                                                      $3,563,130    $3,454,241    $3,153,001
                                                                ----------    ----------    ----------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
Cash Provided by Operating Activities
Depreciation and amortization                                      703,873       761,448       771,833
Provision for possible credit losses                             2,975,111     3,134,860     1,024,988
Provision for deferred taxes                                      (168,620)     (568,926)     (701,882)
Gain on sale of equipment                                              -         (43,374)      (51,435)
Decrease in taxes payable                                         (775,521)     (293,210)          -
(Increase) decrease in other assets                               (831,480)      (97,772)       91,458
(Increase) decrease in interest receivable                        (456,627)     (342,675)      709,679
Increase (decrease) in discounts and premiums                     (164,799)     (247,844)      113,631
Increase (decrease) in interest payable                            335,551       383,045        39,028
(Increase) decrease in fees and other receivables                 (389,311)     (948,139)         (110)
Increase (decrease) in accrued expenses and other liabilities      (94,102)      472,004        86,453
Loss (gain) on sale of other real estate owned                         -          98,336      (100,088)
Increase in cash surrender value of life insurance                (287,343)      (50,100)     (382,867)
Gain on sale of investments and other assets                        50,383      (212,703)     (884,854)
                                                                ----------    ----------    ----------
Total Adjustments                                                  897,115     2,044,950       715,834
                                                                ----------    ----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       $4,460,245    $5,499,191    $3,868,835
                                                                ==========    ==========    ==========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Foothill Independent Bancorp (the "Company") and Subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. A summary of the significant accounting and reporting policies consistently applied in the preparation of the accompanying financial statements follows:

A. Principals of Consolidation: The consolidated financial statements include the Company and its wholly owned subsidiaries, Foothill Independent Bank ("Bank"), and Foothill BPC, Inc. Intercompany balances and transactions have been eliminated.

B. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. Investment Securities: The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994 which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Pursuant to SFAS No. 115, securities are classified in three categories and accounted for as follows: "Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as either available-for-sale and are measured at fair value with a separate component of stockholders' equity.

D. Loans and Interest on Loans: Loans are stated at unpaid principal balances, and net of deferred loan fees and unearned discounts. The Bank recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and credited to income over the term of the loan.

E. Provision and Reserve for Loan and Lease Losses: The determination of the balances in the reserves for loan and lease losses is based on an analysis of the respective portfolios and reflects an amount which, in Management's judgement, is adequate to provide for potential losses after giving consideration to the character of the portfolios, current economic conditions, past loss experiences and such other factors as deserve current recognition in estimating losses. The provisions for loan and lease losses are charged to expense.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

F. Direct Lease Financing: The investment in lease contracts is recorded using the finance method of accounting. Under the finance method, an asset is recorded in the amount of the total lease payments receivable and estimated residual value, reduced by unearned income. Income, represented by the excess of the total receivable over the cost of the related asset, is recorded in income in decreasing amounts over the term of the contract based upon the principal amount outstanding. The financing lease portfolio consists of equipment with terms from three to seven years.

G. Bank Premises, Equipment and Leasehold Improvements: Bank premises, equipment and leasehold improvements are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred. Depreciation is computed on the straight line basis over the estimated useful lives of the related assets. Depreciation expense is based on the following depreciable lives: buildings (including leasehold premises) 20 to 30 years; leasehold improvements 3 to 20 years; and equipment 3 to 20 years.

H. Other Real Estate Owned: Other real estate owned, which represents real estate acquired through foreclosure, is stated at the lower of the carrying value of the loan or the estimated fair market value (less selling costs) of the related real estate. Loan balances in excess of the fair market value of the real estate acquired at the date of acquisition are charged against the allowance for loan and lease losses. Any subsequent operating expenses or income and gains or losses on disposition of such properties are charged to current operations.

I. Consolidated Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

J. Income Taxes: Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of nontaxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, "Accounting for Income Taxes".

K. Loan Sales and Servicing: Gains and losses from the sale of participating interests in loans guaranteed by the Small Business Administration (SBA) are recognized after a ninety day right of cancellation period has elapsed based on the premium received or discount paid and the cost basis of the portion of the loan sold. The cost basis of the portion of the loan sold was arrived at by allocating the total cost of each loan between the guaranteed portion of the loan sold and the unguaranteed portion of the loan retained, based on their relative fair values. The book value allocated to the unguaranteed portion of the loan, if less than the principal amount, is recorded as a discount on the principal amount retained. The discount is accreted to interest income over the remaining estimated life of the loan. The Bank retains the servicing on the portion of the loans sold and recognizes income on the servicing fees when they are received.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE #2 - INVESTMENT SECURITIES

Based upon the guidelines of SFAS No. 115 and management's analysis of 0securities holdings, the Company's securities were classified as held-to-maturity and available-for-sale, respectively, as follows:

Held-To-Maturity Securities

The amortized cost and estimated fair value of held-to-maturity securities were as follows for the dates indicated:

                                                                   DECEMBER 31, 1995
                                            -----------------------------------------------------------
                                                               GROSS          GROSS
                                             AMORTIZED       UNREALIZED     UNREALIZED      FAIR VALUE
                                               COST            GAINS          LOSSES            (a)
                                            -----------     -----------     -----------     -----------
U.S. Treasury Securities                    $ 4,958,323         $27,096          $  -       $ 4,985,419
Securities of Other U.S.
  Government Agencies                        14,777,382          53,203             -        14,830,585
Municipal Agencies                            3,505,503          14,651           4,150       3,516,004
Other Securities                                250,000             -               -           250,000
                                            -----------         -------          ------     -----------
      Total Held-To-Maturity Securities     $23,491,208         $94,950          $4,150     $23,582,008
                                            ===========         =======          ======     ===========

                                                                   DECEMBER 31, 1994
                                            -----------------------------------------------------------
                                                               GROSS          GROSS
                                             AMORTIZED       UNREALIZED     UNREALIZED      FAIR VALUE
                                               COST            GAINS          LOSSES            (a)
                                            -----------     -----------     -----------     -----------
U.S. Treasury Securities                    $16,454,851          $  244        $183,304     $16,271,791
Securities of Other U.S.
 Government Agencies                            996,104             -             3,918         992,186
Municipal Agencies                            2,759,135           4,625          86,483       2,677,277
Other Securities                                250,000             -               -           250,000
                                            -----------          ------        --------     -----------
      Total Held-To-Maturity Securities     $20,460,090          $4,869        $273,705     $20,191,254
                                            ===========          ======        ========     ===========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE #2 - INVESTMENT SECURITIES, Continued

Available-For-Sale Securities

The amortized cost and estimated fair value of available-for-sale securities were as follows for the dates indicated:

                                                                   DECEMBER 31, 1995
                                           -----------------------------------------------------------
                                                               GROSS          GROSS
                                             AMORTIZED       UNREALIZED     UNREALIZED      FAIR VALUE
                                               COST            GAINS          LOSSES            (a)
                                           ------------     -----------     -----------    -----------
Securities of Other U.S. Government
  Agencies                                 $11,803,631         $11,875        $  4,936     $11,810,570
Certificates of Participation                4,434,279          42,746             -         4,477,025
Other Securities                             2,707,208             -           251,549       2,455,659
                                           -----------         -------        --------     -----------
      Total Available-For-Sale Carried
        at Fair Value                      $18,945,118         $54,621        $256,485     $18,743,254
                                           ===========         =======        ========     ===========

                                                                   DECEMBER 31, 1994
                                           -----------------------------------------------------------
                                                               GROSS          GROSS
                                             AMORTIZED       UNREALIZED     UNREALIZED      FAIR VALUE
                                               COST            GAINS          LOSSES            (a)
                                           ------------     -----------    ------------    -----------
U.S. Treasury Securities                   $ 2,460,923        $    -       $     1,290     $ 2,459,633
Securities of Other U.S. Government
  Agencies                                   6,460,020             -             2,950       6,457,070
Other Securities                             1,982,276             -           381,878       1,600,398
                                           -----------          ------     -----------     -----------
      Total Available-For-Sale Carried
        at Fair Value                      $10,903,219        $    -       $   386,118     $10,517,101
                                           ===========          ======     ===========     ===========

(a) The Bank's portfolio of securities primarily consists of investment-grade securities. The fair value of actively-traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.

Proceeds from maturities of investment securities held-to-maturity during 1995 were $26,946,061. Proceeds from maturities of investment securities available-for-sale during 1995 were $29,858,042. There were no gains or losses recognized. Included in shareholders' equity at December 31, 1995 is $201,864 of net unrealized losses on investments available-for-sale.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE #2 - INVESTMENT SECURITIES, Continued

Proceeds from maturities of investment securities held-to-maturity during 1994 were $38,680,262. Proceeds from maturities of investment securities available-for-sale during 1994 were $5,055,531. There were no gains or losses recognized. Included in shareholders' equity at December 31, 1994 is $403,332 of net unrealized loss on investments available-for-sale.

Securities with a book value of $32,723,000, and $28,127,281 and market value of $32,800,887 and $27,858,448 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost, estimated fair value and average yield of securities at December 31, 1995 by contractual maturity were as follows:

                                                                              HELD-TO-MATURITY SECURITIES
                                                                     ----------------------------------------------
           MATURITIES SCHEDULE OF SECURITIES                          AMORTIZED                           AVERAGE
                   DECEMBER 31, 1995                                     COST            FAIR VALUE       YIELD (a)
----------------------------------------------------------           -----------         -----------      ---------
Due in one year or less                                              $ 9,650,483         $ 9,659,250        5.40%
Due after one year through five years                                 13,585,100          13,665,915        6.12%
Due after five years through ten years                                   255,625             256,843        5.92%
                                                                     -----------         -----------        ----
              Carried at Book Value                                  $23,491,208         $23,582,008        5.82%
                                                                     ===========         ===========        ====

                                                                             AVAILABLE-FOR-SALE SECURITIES
                                                                     ----------------------------------------------
                                                                       AMORTIZED         FAIR VALUE       AVERAGE
                                                                         COST                             YIELD (a)
                                                                     -----------         -----------      ---------
Due in one year or less                                              $12,459,343         $12,257,479        5.72%
Due after one year through five years                                  2,765,148           2,765,148        5.97
Due after five years through ten years                                 3,720,627           3,720,627        6.01
                                                                     -----------         -----------        ----
              Carried at Fair Value                                  $18,945,118         $18,743,254        5.81%
                                                                     ===========         ===========        ====

(a) The average yield is based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

The Bank did not own investment securities of any issuer, except U.S. Government obligations, for which the aggregate book value exceeded 10% of stockholders' equity at December 31, 1995 or 1994.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE #3 - LOANS

The composition of the loan portfolio at December 31, 1995 and 1994, was as follows:

                                                              1995               1994
                                                          -------------      -------------
Commercial, Financial and Agricultural                    $ 44,800,916       $ 67,550,677
Real Estate - construction                                  32,097,794         32,507,769
Real Estate - mortgage
    Commercial                                             141,462,218        106,932,181
    Residential                                             30,504,815         23,380,244
Loans to individuals for household, family, and other
   personal expenditures                                    10,887,316         15,986,722
All other loans (including overdrafts)                         178,285             96,786
                                                          ------------       ------------
                                                           259,931,344        246,454,379
Deferred income on loans                                      (863,544)        (1,165,055)
                                                          ------------       ------------
                Loans, Net of Deferred Income             $259,067,800       $245,289,324
                                                          ============       ============

Nonaccruing loans totaled approximately $12,620,367 and $8,620,776 at December 31, 1995 and 1994, respectively. Interest income that would have been recognized on nonaccrual loans if they had performed in accordance with the terms of the loans was approximately $812,117 and $509,953 and $511,783 for the years ended December 31, 1995, 1994 and 1993, respectively.

At December 31, 1995 and 1994, the Bank had approximately $1,456,000 and $2,449,000 in loans past due 90 days or more in interest or principal and still accruing interest. These loans are collateralized and in the process of collection.


NOTE #4 - DIRECT LEASE FINANCING

The Bank leases equipment to parties under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investment in direct lease financing at December 31, 1995 and 1994, consists of the following:

                                                      1995              1994
                                                   -----------      -----------
Lease payments receivable                          $ 2,086,234      $ 3,726,697
Estimated residual values                              322,242          567,144
                                                   -----------      -----------
                                                     2,408,476        4,293,841
Unearned income                                       (252,237)        (391,172)
Lease residual balance account                         (70,006)        (175,972)
                                                   -----------      -----------
                                                   $ 2,086,233      $ 3,726,697
                                                   ===========      ===========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE #4 - DIRECT LEASE FINANCING, Continued

At December 31, 1995, the Bank had no outstanding lease commitments.

At December 31, 1995, future minimum lease payments receivable under direct financing leases are as follows:

                    1996                       $  691,243
                    1997                          513,163
                    1998                          479,846
                    1999                          376,725
                    2000                           25,256
                                               ----------
                                               $2,086,233
                                               ==========


NOTE #5 - RESERVE FOR LOAN AND LEASE LOSSES

Transactions in the reserve for loan and lease losses are summarized as follows:

                                                  1995             1994             1993
                                               -----------      -----------      ----------
Balance at beginning of year                   $ 3,145,193      $ 2,328,316      $2,168,475
Recoveries on loans previously charged off         548,796          290,864          90,361
Provision charged to operating expense           2,016,111        2,363,650       1,024,988
Loans charged off                               (2,066,506)      (1,837,637)       (955,508)
                                               -----------      -----------      ----------
Balance at end of year                         $ 3,643,594      $ 3,145,193      $2,328,316
                                               ===========      ===========      ==========

The Bank adopted SFAS No. 114, (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. The statement generally requires those loans identified as "impaired" to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

The Bank has identified all nonaccruing loans as being impaired loans. The allowance for loan losses related to impaired loans amounted to approximately $565,000 for the year ended December 31, 1995, and is included in the above balance. The average balance of these loans amounted to approximately $11,564,000 for the year ended December 31, 1995. Cash receipts during 1995 applied to reduce principal balance and recognized as interest income was approximately $336,000 and $363,000, respectively.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE #6 - LOANS TO DIRECTORS AND OFFICERS

During prior years, the Bank has granted in the ordinary course of its business, loans to directors, principal shareholders and their associates. All such loans were made under terms which are consistent with the Bank's normal lending policies.

An analysis of the activity with respect to such aggregate loans to related parties during 1995 and 1994 is as follows:

                                                     1995              1994
                                                  -----------       -----------
Outstanding balance, Beginning of Year            $ 1,975,761       $ 2,428,374
       Credit granted including renewals               82,322               -
       Repayments and other reductions             (2,007,804)         (452,613)
                                                  -----------       -----------
Outstanding balance, End of Year                  $    50,279       $ 1,975,761
                                                  ===========       ===========

NOTE #7 - BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment are summarized as follows:

                                                         1995              1994
                                                     ------------      ------------
Buildings                                             $ 2,424,374       $ 2,664,357
Furniture and equipment                                 8,532,145         7,499,662
Leasehold improvements                                  2,111,282         1,522,672
                                                      -----------       -----------
                                                       13,067,801        11,686,691
Less:  Accumulated depreciation and amortization       (6,937,121)       (6,309,614)
                                                      -----------       -----------
                                                        6,130,680         5,377,077
Land                                                    1,221,700         1,249,700
                                                      -----------       -----------
                  Total                               $ 7,352,380       $ 6,626,777
                                                      ===========       ===========


NOTE #8 - INCOME TAXES

                                                              1995            1994            1993
                                                           ----------      ----------      ----------
Tax provision applicable to income before income taxes     $2,099,935      $2,105,850      $1,334,698
                                                           ==========      ==========      ==========
Federal Income Tax
       Current                                              1,903,349       1,930,526       1,553,911
       Deferred                                              (425,121)       (427,841)       (576,430)
State Franchise Tax
       Current                                                700,201         744,250         482,669
       Deferred                                               (78,494)       (141,085)       (125,452)
                                                           ----------      ----------      ----------
                  Total                                    $2,099,935      $2,105,850      $1,334,698
                                                           ==========      ==========      ==========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE #8 - INCOME TAXES, Continued

Deferred tax expense results from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:

                                                      1995                   1994                      1993
                                            ----------------------  ----------------------   ------------------------
                                             FEDERAL      STATE      FEDERAL      STATE        FEDERAL        STATE
                                            ----------  ----------  ----------  ----------   -----------    ----------
Tax effect of
    Nonaccrual loan interest computed
       differently on tax returns than for
       financial statements                 $ (49,915)  $ (18,148)  $  17,000   $   5,500     $(171,612)    $ (55,521)
    Direct lease financing                     23,400       2,375    (273,955)   (101,249)      (76,480)      (12,744)
    Depreciation computed differently
       on tax returns than for financial
       statements                              (9,050)      8,781      74,724      19,158      (180,451)       (9,714)
    OREO transactions computed
       differently on tax return than
       for financial statements              (191,109)    (33,212)     22,833       7,387       (51,340)      (16,600)
    Deferred compensation plan                (75,236)    (24,340)    (62,791)    (20,437)      (61,380)      (19,858)
    Provision for loan loss deduction
       on tax return over or (under)
       amount charged for financial
       statement purposes                     (71,692)    (11,500)   (155,902)    (50,760)      (38,970)      (12,540)
    Other                                     (51,519)     (2,450)    (49,750)       (684)        3,803         1,525
                                            ---------   ---------   ---------   ---------     ---------     ---------
          Total                             $(425,121)  $ (78,494)  $(427,841)  $(141,085)    $(576,430)    $(125,452)
                                            =========   =========   =========   =========     =========     =========

As a result of the following items, the total tax expenses for 1995, 1994 and 1993 were less than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes:

                                      1995                     1994                     1993
                              ---------------------    ---------------------    ---------------------
                                            PERCENT                  PERCENT                  PERCENT
                                              OF                       OF                       OF
                                            PRETAX                   PRETAX                   PRETAX
                                AMOUNT      INCOME       AMOUNT      INCOME       AMOUNT      INCOME
                              ----------    -------    ----------    -------    ----------    -------
Federal rate                  $1,925,442     34.0%     $1,890,431     34.0%     $1,482,924     34.0%
Changes due to
  State income tax, net of
    Federal tax benefit          402,078      7.1         394,760      7.1         309,669      7.1
 Exempt interest                (154,281)    (3.1)       (127,882)    (2.3)       (362,876)    (8.3)
 Other                           (73,304)    (0.9)        (51,459)    (0.9)        (95,019)    (2.2)
                              ----------     ----      ----------     ----      ----------     ----
Total                         $2,099,935     37.1%     $2,105,850     37.9%     $1,334,698     30.6%
                              ==========     ====      ==========     ====      ==========     ====

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE #9 - LONG-TERM DEBT

The long-term debt consists of one obligation. This note is a secured obligation and bears interest at 10%. Principal and interest are payable monthly in installments of $4,956, beginning October 1, 1990, until maturity at September 1, 2000.

The following is a schedule of future payments:

 YEAR               PRINCIPAL          INTEREST             TOTAL
------              ---------          --------           --------
 1996               $ 40,443           $ 19,029           $ 59,472
 1997                 44,677             14,795             59,472
 1998                 49,358             10,114             59,472
 1999                 54,526              4,946             59,472
 2000                 19,484                341             19,825
                    --------           --------           --------
                    $208,488           $ 49,225           $257,713
                    ========           ========           ========


NOTE #10 - COMMITMENTS AND CONTINGENCIES

The Bank leases land and buildings under noncancelable operating leases expiring at various dates through 2014. The following is a schedule of future minimum lease payments based upon obligations at year end.

                    YEAR
                  ---------
                    1996                            $ 1,028,467
                    1997                                911,477
                    1998                                894,371
                    1999                                890,521
                    2000                                890,521
                  Succeeding years                    7,077,396
                                                    -----------
                                                    $11,692,753
                                                    ===========

Total rental expense for the three years ended December 31, 1995, 1994 and 1993 was $1,086,695, $760,051, $645,120, respectively. The increase in occupancy expense in 1995 was due to an increase in rental expense from the sale and leaseback of the service center, and rental expense incurred as a result of the opening of two new banking offices.

The Bank is involved in various litigation. In the opinion of Management and the Company's legal counsel, the disposition of all litigation pending will not have a material effect on the Company's financial statements.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE #10 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby commercial letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1995 and 1994, the Bank had commitments to extend credit of $35,641,901 and $55,257,113, respectively, and obligations under standby letters of credit of $1,981,713 and $2,324,396, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

NOTE #11 - STOCK OPTION PLAN

The Company's 1993 incentive stock option and nonqualified stock option plan approved by the stockholders provide that an aggregate of 442,267 shares (after giving retroactive effect for 5 percent and 10 percent stock dividend) of the Company's unissued common stock may be granted to certain officers, key employees, and directors at prices not less than the fair market value of such shares at dates of grant. Options granted expire within a period of not more than ten years from the date the option is granted.


Transactions involving options granted under the 1993 plan and an earlier stock option plan for the three years ended December 31, 1995, are summarized as follows:

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE #11 - STOCK OPTION PLAN, Continued

                                                    NUMBER OF SHARES
                                  ------------------------------------------------------
                                  AVAILABLE    INCENTIVE    NONQUALIFIED       PRICE
                                     FOR        OPTIONS       OPTIONS           PER
                                  GRANTING    OUTSTANDING   OUTSTANDING        SHARE*
                                  ---------   -----------   ------------    ------------
Balance, December 31, 1992             -        163,680       230,000       $4.762-6.494
Options available for granting     400,000          -             -          7.251-7.662
Options expired                        -         (4,000)          -               -
Options granted                    (83,500)      68,500        15,000        7.251-7.662
Options exercised                      -        (64,597)     (170,000)       4.762-6.494
Options canceled                       -        (18,733)          -               -
5% stock dividend                   15,825        9,500         3,750             -
                                   --------    --------      --------
Balance, December 31, 1993         332,325      154,350        78,750        4.762-7.662
Options expired                        -         (4,200)          -                5.628
Options granted                    (52,000)         -          52,000        7.386-7.954
Options exercised                      -        (10,500)          -          4.762-5.628
Options canceled                    14,100          -         (14,100)       7.662-7.954
                                   --------    --------      --------
Balance, December 31, 1994         294,425      139,650       116,650        5.628-7.662
Options expired                     17,325      (17,325)          -                7.662
Options granted                   (162,500)     118,500        44,000        7.900-8.250
Options exercised                      -         (8,610)          -                5.628
Options canceled                     6,310       (6,310)          -          7.662-7.900
     10% stock dividend             26,442       13,334        14,665             -
                                   --------    --------      --------
Balance, December 31, 1995         182,002      239,239       175,315       $5.628-8.250
                                   ========    ========      ========

*Retroactively adjusted for 10% stock dividend for 1995 and 5% stock dividend in 1993. This table is not affected by the subsequent stock dividend as discussed in Note #25.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE #12 - OTHER EXPENSES

The following is a breakdown of other expenses for the years ended December 31, 1995, 1994 and 1993.

                                             1995          1994          1993
                                          ----------    ----------    ----------
Data processing                           $  903,472    $  889,340    $  830,774
Marketing expenses                           808,511       545,356       422,208
Office supplies, postage and telephone     1,043,573       842,279       631,544
Bank insurance                               454,011       468,393       492,548
FDIC assessments                             472,814       616,569       618,594
Legal fees                                   558,389       494,650       391,035
Operating losses                             389,188       337,856       594,727
OREO and provision for OREO                1,230,159     1,185,095       306,356
Other                                      1,835,934     1,772,813     2,431,922
                                          ----------    ----------    ----------
              Total                       $7,696,051    $7,152,351    $6,719,708
                                          ==========    ==========    ==========


NOTE #13 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the State Banking Department, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20% of its contributed capital and retained earnings. At December 31, 1995, the combined amount of funds available from these two sources amounted to approximately $13,500,000 or 43% of consolidated stockholders equity.


NOTE #14 - DEFERRED COMPENSATION

The Bank maintained a nonqualified, unfunded deferred compensation plan for certain key management personnel whereby they may defer compensation which will then provide for certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement. The plan provides for reduced benefits upon early retirement, disability, or termination of employment. The deferred compensation expense for 1995 was $155,184 ($93,111 net of income taxes), 1994 was $206,365 ($123,819 net of income taxes), and 1993 was $205,434 ($123,260 net of income taxes).

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE #15 - NET INCOME PER COMMON SHARE

Income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period, which were 4,326,095, 4,282,910, and 4,039,788 for the years ending December 31, 1995, 1994 and 1993, respectively, after a 10% stock dividend in 1996, and 1995 and a 5% stock dividend in 1994. Stock options granted did not have a dilutive effect, and they have been excluded from the calculation of income per share.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE #16 - CONDENSED FINANCIAL INFORMATION OF FOOTHILL INDEPENDENT
               BANCORP (PARENT COMPANY)

                                                   BALANCE SHEETS
                                                                                 1995           1994           1993
                                                                              ------------   ------------   -----------
ASSETS
     Cash                                                                     $   195,401    $   428,030    $ 1,387,177
     Investment in subsidiary                                                  30,135,300     25,456,166     23,197,095
     Time certificates of deposit                                                  95,000        693,000        198,000
     Accounts receivable                                                           36,870         16,348         86,520
     Loans                                                                         14,931         15,448         15,918
     Excess of cost over net assets of company acquired (net)                     254,694        297,143        339,592
     Prepaid and other                                                            309,844        319,888        283,407
                                                                              -----------    -----------    -----------
             Total Assets                                                     $31,042,040    $27,226,023    $25,507,709
                                                                              ===========    ===========    ===========
LIABILITIES
     Interest payable                                                                 -              -            3,760
     Dividends payable                                                                -          354,757        357,399
     Long-term debt                                                                   -              -          187,500
                                                                              -----------    -----------    -----------
             Total Liabilities                                                        -          354,757        548,659
                                                                              -----------    -----------    -----------
STOCKHOLDERS' EQUITY
     Common stock                                                              10,788,474      7,439,924      7,334,623
     Additional paid-in capital                                                   455,997        455,997        455,997
     Retained earnings                                                         19,797,569     18,975,345     17,168,430
                                                                              -----------    -----------    -----------
             Total Stockholders' Equity                                        31,042,040     26,871,266     24,959,050
                                                                              -----------    -----------    -----------
             Total Liabilities and Stockholders' Equity                       $31,042,040    $27,226,023    $25,507,709
                                                                              ===========    ===========    ===========
                                                   STATEMENTS OF INCOME
INCOME
     Equity in undistributed income of subsidiaries                           $ 3,677,151    $ 3,528,689    $ 3,338,111
     Interest                                                                      18,178         28,954          6,242
                                                                              -----------    -----------    -----------
                                                                                3,695,329      3,557,643      3,344,353
                                                                              -----------    -----------    -----------
EXPENSE
     Amortization and other expenses                                              169,069        116,667        244,924
     Interest expense                                                                 -            3,083         17,746
                                                                              -----------    -----------    -----------
                                                                                  169,069        119,750        262,670
                                                                              -----------    -----------    -----------
             Total Operating Income                                             3,526,260      3,437,893      3,081,683
Tax benefit of parent's operating expenses                                         36,870         16,348         71,318
                                                                              -----------    -----------    -----------
             Total Income                                                     $ 3,563,130    $ 3,454,241    $ 3,153,001
                                                                              ===========    ===========    ===========
Net Income per Common Share                                                   $       .82    $       .81    $       .78
                                                                              ===========    ===========    ===========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE #16 - CONDENSED FINANCIAL INFORMATION OF FOOTHILL INDEPENDENT
           BANCORP (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                   1995            1994            1993
                                                                                -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received for tax benefit from Foothill Independent Bank                 $    36,870     $    16,348      $      -
   Dividend received from Foothill Independent Bank                                     -         1,054,000       1,337,273
   Interest received                                                                 18,178          28,954           6,242
   Interest paid                                                                        -             3,083         (17,746)
   Cash paid for operating expenses                                                (242,827)        135,344         (51,274)
   Income taxes paid                                                                 (1,739)            -              (800)
                                                                                -----------     -----------     -----------
          Net Cash Provided by Operating Activities                                (189,518)      1,237,729       1,273,695
                                                                                -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of OREO                                                           -               -           211,143
   Net decrease (increase) in loans                                                     470             470         (15,918)
   Purchase of deposits in other financial institutions                             (95,000)       (693,000)       (198,000)
                                                                                -----------     -----------     -----------
          Net Cash Used in Investing Activities                                     (94,530)       (692,530)         (2,775)
                                                                                -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                  (357,442)     (1,422,147)     (1,265,782)
   Capital stock purchased                                                          356,861          46,301             -
   Proceeds from exercise of stock options                                           52,000          59,000       1,293,251
   Principal payment on long-term debt                                                  -          (187,500)        (62,500)
   Purchase of other assets                                                             -               -           (40,915)
                                                                                -----------     -----------     -----------
          Net Cash Used by Financing Activities                                      51,419      (1,504,346)        (75,946)

Net increase (decrease) in cash                                                    (232,629)       (959,147)      1,194,974

CASH at beginning of year                                                           428,030       1,387,177         192,203
                                                                                -----------     -----------     -----------
CASH at end of year                                                             $   195,401     $   428,030     $ 1,387,177
                                                                                ===========     ===========     ===========

RECONCILIATION OF NET INCREASE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                                                      $ 3,563,130     $ 3,454,241     $ 3,153,001
                                                                                -----------     -----------     -----------
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
   Depreciation and amortization                                                     42,449          42,449          42,449
      Undistributed earnings of subsidiaries                                     (4,424,180)     (1,614,382)     (2,308,787)
      Increase (decrease) in interest and income taxes payable                          -            18,962          (2,813)
      (Increase) decrease in prepaids and other                                      10,044         (36,481)        407,087
      Increase (decrease) in long-term debt                                             -          (187,500)        (62,500)
      (Increase) decrease in accounts receivable                                     20,522          54,970         259,176
      Increase in time certificates of deposit                                      598,000        (495,000)       (198,000)
      Decrease (increase) in loans                                                      517             470         (15,918)
                                                                                -----------     -----------     -----------
                Total Adjustments                                                (3,752,648)     (2,216,512)      2,738,268
                                                                                -----------     -----------     -----------
   Net Cash Provided by Operating Activities                                    $  (189,518)    $ 1,237,729     $ 5,891,269
                                                                                ===========     ===========     ===========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE #17 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following quarterly financial information for the Company and its subsidiaries for the two years ended December 31, 1995, is summarized below:

(In thousands, except per share amounts)                                 1995
                                                         ------------------------------------
                                                         FIRST     SECOND    THIRD     FOURTH
                                                         ------    ------    ------    ------
Summary of Operations
  Interest income                                        $7,769    $8,345    $8,620    $8,669
  Interest expense                                        1,877     2,358     2,788     2,763
  Net interest income                                     5,892     5,987     5,832     5,906
  Provision for loan losses                                 630       870       170       347
  Net interest income after provision for loan losses     5,262     5,117     5,662     5,559
  Other income                                            1,235     1,145     1,022     1,286
  Other expense                                           5,234     4,809     5,258     5,324
  Income before taxes                                     1,263     1,453     1,426     1,521
  Applicable income taxes                                   481       552       523       544
                                                         ------    ------    ------    ------
          Net Income                                     $  782    $  901    $  903    $  977
                                                         ======    ======    ======    ======
Net Income Per Share                                     $ 0.18    $ 0.20    $ 0.21    $ 0.23
                                                         ======    ======    ======    ======

                                                                         1994
                                                         ------------------------------------
                                                         FIRST     SECOND    THIRD     FOURTH
                                                         ------    ------    ------    ------
Summary of Operations
  Interest income                                        $5,822    $6,925    $7,188    $7,755
  Interest expense                                        1,274     1,426     1,613     1,892
  Net interest income                                     4,548     5,499     5,575     5,863
  Provision for loan losses                                 129       735       640       860
  Net interest income after provision for loan losses     4,419     4,764     4,935     5,003
  Other income                                            1,120     1,331     1,375     1,226
  Other expense                                           4,509     4,790     4,917     4,398
  Income before taxes                                     1,030     1,305     1,393     1,831
  Applicable income taxes                                   350       476       549       730
                                                         ------    ------    ------    ------
        Net Income                                       $  680    $  829    $  844    $1,101
                                                         ======    ======    ======    ======
Net Income Per Share                                     $ 0.16    $ 0.19    $ 0.20    $ 0.26
                                                         ======    ======    ======    ======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE #18 - RISK-BASED CAPITAL ADEQUACY

The federal bank regulatory authorities have adopted risk-based capital guidelines which require Bank Holding Companies to maintain minimum total capital of 8.00% (of which 4% must consist of Tier 1 capital) of risk weighted assets. The Company's ratio of total capital to risk weighted assets in accordance with these guidelines was approximately 12% and 11% at December 31, 1995 and 1994, respectively. Management believes that, under current regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future.


NOTE #19 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments at December 31, 1995. FASB Statement 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                          DECEMBER 31, 1995
                                                    ----------------------------
                                                      CARRYING          FAIR
                                                       AMOUNT           VALUE
                                                    ------------    ------------
FINANCIAL ASSETS
   Cash                                             $ 74,460,878    $ 74,460,878
   Investment securities                              42,234,462      42,325,262
   Real estate loans                                  29,325,713      29,327,000
   Installment loans                                  12,878,389      13,001,000
   Commercial loans                                  213,232,782     212,282,000
   Direct lease financing                              2,072,565       1,998,000

FINANCIAL LIABILITIES
  Deposits                                           361,113,525     364,451,525
  Long-term debt                                         208,488         208,488

UNRECOGNIZED FINANCIAL INSTRUMENTS

   Commitments to extend credit                       35,641,901      35,641,901
   Standby letters of credit                           1,981,713       1,981,713

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE #19 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

The following methods and assumptions were used to estimate the fair value of financial instruments:

Investment Securities

For U.S. Treasury and U.S. Government Agency securities, fair values are based on market prices. For other investment securities, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities as the basis for a pricing matrix.

Loans

The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at December 31, 1995. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Notes Payable

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.


NOTE #20 - OTHER REAL ESTATE OWNED

As discussed in Note #1H, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31 were as follows:

                                                       1995             1994
                                                    -----------     -----------
Balance at Beginning of Year                        $ 2,469,469     $ 4,321,234
   Additions                                          5,715,413       2,084,009
   Valuation adjustment and other reductions         (4,305,991)     (3,935,774)
                                                    -----------     -----------
Balance at End of Year                              $ 3,878,891     $ 2,469,469
                                                    ===========     ===========

The balances at December 31, 1995 and 1994 are shown net of reserves.


NOTE #21 - RESERVE FOR POSSIBLE LOSSES ON OTHER REAL ESTATE OWNED

Transactions in the reserve for other real estate owned are summarized for 1995 and 1994.

                                                       1995             1994
                                                     ---------        ---------
Balance at Beginning of Year                         $ 515,503        $ 151,271
  Provision charged to other expense                   879,000          771,210
   Charge-offs and other reductions                   (485,152)        (406,978)
                                                     ---------        ---------
Balance at End of Year                               $ 909,351        $ 515,503
                                                     =========        =========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE #22 - NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. An impairment loss shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. After an impairment is recognized, the reduced carrying amount of the asset shall be accounted for as its new cost.

In May 1995, FASB issued Statement No. 122, "Accounting for Mortgage Servicing Rights". SFAS 122 amends certain provisions of SFAS 65 "Accounting for Certain Mortgage Banking Activities" to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Accounting for the cost of mortgage servicing rights in accordance with SFAS 122, regardless of the origin of those costs the cost of acquisition includes the cost of the related mortgage servicing rights. If the mortgage banking enterprise sells a mortgage and a note and retains servicing rights, the total cost of the mortgage loans should be allocated to the mortgage servicing rights and the loan based upon the fair value of each. If the values are not practicably determinable, the entire cost of the acquisition should be allocated to the loan only.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement establishes a fair value based method of accounting for stock based compensation plans and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

The Bank has not elected early adoption of any of the statements and has not determined the potential impact of the statements on its financial statements. The statements are effective for financial statements issued for fiscal years beginning after December 15, 1995.

NOTE #23 - STOCK DIVIDEND

On May 1, 1995, the Bank distributed 356,433 shares of common stock in connection with a 10% stock dividend. As a result of the stock dividend, common stock was increased by $2,939,689 and retained earnings was decreased by $2,939,689. On January 11, 1994, the Bank distributed 165,577 shares of common stock in connection with a 5% stock dividend. As a result of the stock dividend, common stock was increased by $1,531,588 and retained earnings was decreased by $1,531,588. All references in the accompanying financial statements to the number of common shares and per share amounts for 1994 and 1993 have been restated to reflect the stock dividends.

NOTE #24 - DEFINED CONTRIBUTION PLAN (401K)

The Company sponsors a defined contribution pension plan that covers all employees with 1,000 or more hours worked in a year. Contributions to the plan are based on the employee's gross salary less the IRS Section 125 flex plan. For the years ending December 31, 1995, 1994 and 1993, the amount of pension expense was $112,049, $105,468, and $119,770, respectively.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE #25 - SUBSEQUENT EVENTS

On January 23, 1996, the Board of Directors declared a 10% stock dividend payable on April 5, 1996 to stockholders of record on March 22, 1996. Per share amounts in the accompanying financial statements have been restated for the stock dividend.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for information regarding the Registrant's executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement, for the Company's 1996 annual meeting of shareholders, to be filed with the Commission on or before April 29, 1996.


ITEM 11.          EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1996 for the Company's 1996 annual shareholders' meeting.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1996 for the Company's 1996 annual shareholders' meeting.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1996 for the Company's 1996 annual shareholders' meeting.

                                                  PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         The following documents are filed as part of this Form 10-K:

                  (1)      Financial Statements:
                           ---------------------
                           See Index to Financial Statements in Item 8 on Page 34 of this Report.

                  (2)      Financial Statement Schedules:
                           ------------------------------
                           All schedules are omitted as the information is not required, is not material or is otherwise furnished.

                  (3)      Exhibits:
                           ---------
                           See Index to Exhibits of this Annual Report on Form 10-K.

                  (4)      Reports on Form 8-K:
                           --------------------
                           None.

                                POWER OF ATTORNEY

         Each person whose signature appears below hereby authorizes George E. Langley, Tom Kramer or Carol Ann Graf, individually, as attorney-in-fact, to sign in his behalf and in each capacity stated below, and to file, all amendments and/or supplements to this Annual Report on Form 10-K.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 1996.


                                        FOOTHILL INDEPENDENT BANCORP
                                        (Registrant)


                                        By:   /s/ GEORGE E. LANGLEY
                                        ------------------------------------
                                            George E. Langley, President
                                            and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the registrant in the capacities indicated on March 26, 1996.

                  Signature                                                   Title
                  ---------                                                   -----
/s/ GEORGE E. LANGLEY                                President, Chief Executive Officer (Principal
---------------------------------------              Executive Officer) and Director
George E. Langley


/s/ CAROL ANN GRAF                                   Chief Financial Officer (Principal Financial
---------------------------------------              and Accounting Officer)
Carol Ann Graf


/s/ WILLIAM V. LANDECENA                             Chairman of the Board of Directors
---------------------------------------
William V. Landecena


/s/ RICHARD H. BARKER                                Director
---------------------------------------
Richard H. Barker

                  Signature                           Title
                  ---------                           -----
/s/ CHARLES G. BOONE                                 Director
---------------------------------------
Charles G. Boone


/s/ O. L. MESTAD                                     Director
---------------------------------------
O. L. Mestad


                                                     Director
---------------------------------------
Earl A. Musser


/s/ DOUGLAS F. TESSITOR                              Director
---------------------------------------
Douglas F. Tessitor


/s/ MAX E. WILLIAMS                                  Director
---------------------------------------
Max E. Williams

                                INDEX TO EXHIBITS

                                                                                                  Sequentially
Exhibit                                                                                             Numbered
Number                                                                                                Page
-------                                                                                           ------------
   3.1            Articles of Incorporation of Registrant, as amended to date                         (R-8)

   3.2            Bylaws of Registrant                                                                (R-1)

   4              Specimen Common Stock Certificate for Registrant                                    (R-1)

  10.1            Registrant's Incentive Stock Option Plan-1981                                       (R-2)

  10.2            Registrant's Nonqualified and Incentive Stock  Option Plan-1983                     (R-2)

  10.3            Foothill Independent Bank--Glendora Office Ground Lease                             (R-1)

  10.4            Foothill Independent Bank--Rancho Cucamonga Branch Office Lease                     (R-1)

  10.5            Foothill Independent Bank--Ontario (South Euclid) Branch Office Lease               (R-1)

  10.6            Foothill Independent Bank--Ontario (Grove) Branch Office Lease                      (R-1)

  10.7            Foothill Independent Bank--Upland Branch Office Lease                               (R-1)

  10.8            Foothill Independent Bank--Claremont Branch Office Ground Lease                     (R-1)

  10.11           Foothill Independent Bank--Amendment to Ontario (Grove)
                  Branch Office Lease                                                                 (R-3)

  10.12           Foothill Independent Bank--Deferred Compensation Plan                               (R-4)

  10.13           Agreement and Plan of Reorganization and Merger dated as of
                  December 13, 1985 and amended and restated as of May 16, 1986
                  among the Company, the Bank and Inland National Bank                                (R-4)

  10.14           Foothill Independent Bank--West Covina Branch Office Lease                          (R-5)

  10.15           Foothill Independent Bank--Walnut Branch Office Lease                               (R-5)

  10.16           Employment Agreement dated as of November 24, 1987 between
                  the Bank and J.T. Waller                                                            (R-6)

  10.17           Employment Agreement dated as of April 1, 1993 between the Bank and
                  George E. Langley                                                                   (R-7)

  10.18           Foothill Independent Bancorp 1993 Stock Incentive Plan                              (R-7)

  10.19           Employment Agreement dated as of March 31, 1995 between the Bank and George E. Langley (replacing the Employment Agreement entered into
                  as of April 1, 1993)                                                                  68

                                                                                                  Sequentially
Exhibit                                                                                             Numbered
Number                                                                                                Page
-------                                                                                           ------------
  21              Subsidiaries of Registrant                                                           76

  23.1            Consent of Independent Certified Public Accountants with respect to
                  the Financial Statements of the Registrant                                           77

  23.2            Consent of Independent Certified Public Accountants with respect to the
                  Financial Statements of the Registrant's 401K Plan included as Exhibit 99
                  to this Report                                                                       78

  24.1            Power of Attorney-- (Included on Signature Page)

  27              Financial Data Sheet                                                                 79

  99.1            Financial Statements of the registrant's 401k Plan (Partners in Your Future)
                  required by Form 11-K, which is being filed as part of this Annual Report
                  pursuant to Rule 15d-21 under the Securities Exchange Act of 1934                    80

Compensation Plan and Arrangements

                  Nonqualified and Incentive Stock Option Plan -- See Exhibit 10.2 above

                  Foothill Independent Bank - Deferred Compensation Plan -- See Exhibit 10.2 above

                  Foothill Independent Bancorp - 1993 Stock Incentive Plan -- See Exhibit 10.18 above

                  Employment Agreement dated as of March 31, 1995 between Foothill Independent Bank and
                  George E. Langley -- See Exhibit 10.19 above

___________________________
(R-1) Incorporated by reference to the same numbered exhibit to Registration Statement on Form S-14 (File No. 2-83329) filed on May 10, 1983.
(R-2) Incorporated by reference to the same numbered exhibit to Registration Statement on Form S-8 (File No. 2-89744) filed on March 2, 1984.
(R-3) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.
(R-4) Incorporated by reference to Exhibit A to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 (File No. 33-5898) filed on May 22, 1986.
(R-5) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.
(R-6) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.
(R-7) Incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year-ended December 31, 1992.
(R-8) Incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.