Form 10-Q
period 1996-03-31
FOOTHILL INDEPENDENT BANCORP
filed 1996-05-15
CIK 718903

SECURITIES AND EXCHANGE COMMISSION
	                    		    Washington, D.C.  20549
                   	 		  ---------------------------

                           				  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               March 31, 1996

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

              		       (818) 963-8551  or  (909) 599-9351
     	      (Registrants's telephone number, including area code)


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





                  			4,377,164 shares of Common Stock
                  			     as of April 29, 19965

		           FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
              			     CONSOLIDATED BALANCE SHEETS
                      				    (UNAUDITED)

		        ASSETS                         MARCH 31, 1996      DECEMBER 31, 1995
Cash and due from banks                  $ 32,107,084           $ 26,277,669
Federal funds sold                         20,750,000             41,750,000
                                   					 ------------           ------------
       Total Cash and Cash Equivalents     52,857,084             68,027,669
                                   					 ------------           ------------
Interest-bearing deposits in other
  financial institutions                    9,196,000              6,433,209
                                   					 ------------           ------------
Investment Securities Held-To-Maturity
  (approximate market value $17,235,370
  in 1996 and $23,582,008 in 1995)
    U.S. Treasury                           4,179,801              4,958,323
    U.S. Government Agencies                9,297,512             14,777,382
    Municipal Agencies                      3,497,718              3,505,503
    Other Securities                          250,000                250,000
                                   					 ------------           ------------
       Total Investment Securities
       	 Held-To-Maturity                  17,225,031             18,743,254
                                   					 ------------           ------------
Investment Securities Available-For-Sale   40,010,847             18,743,254
                                   					 ------------           ------------

Loans, net of unearned discount and
  prepaid points and fees                 264,589,085            259,067,800
Direct lease financing                      1,970,902              2,086,233
  Less reserve for possible loan
    and lease losses                       (3,980,645)            (3,643,594)
                                   					 ------------           ------------
       Total Loans & Leases, net          262,579,342            257,510,439
                                   					 ------------           ------------

Bank premises and equipment                 7,671,601              7,352,380
Accrued interest                            2,534,761              2,850,334
Other real estate owned, net of allowance
  for possible losses of $789,421 in 1996
  and $909,351 in 1995                      4,454,886              3,878,891
Cash surrender value of life insurance      3,214,987              2,850,334
Prepaid expenses                              728,155                916,481
Deferred income taxes                       1,607,278              1,607,278
Other assets                                1,008,167              1,220,343
                                   					 ------------           ------------
       TOTAL ASSETS                      $403,088,139           $395,180,848
                                   					 ============           ============

	 LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                        $102,203,592           $ 96,478,018
  Savings and NOW deposits                 83,701,835             78,143,475
  Money market deposits                    49,934,249             48,783,730
  Time deposits in denominations of
    $100,000 or more                       59,787,858             61,457,272
  Other time deposits                      72,994,227             76,251,030
                                   					 ------------           ------------
       Total deposits                     368,621,761            361,113,525

Accrued employee benefits                   1,175,535              1,195,123
Accrued interest and other liabilities      1,308,808              1,621,672
Long-term debt                                198,751                208,488
                                   					 ------------           ------------
       Total Liabilities                  371,304,855            364,138,808
                                   					 ------------           ------------

Stockholders' Equity
  Stock dividend to be distributed          3,571,560                      -
  Contributed capital
    Capital stock-authorized 12,500,000
     shares without par value; issued and
     outstanding 3,973,427 shares in 1996
     and 3,566,005 in 1995                 10,940,226             10,788,474
  Additional Paid-in Capital                  455,997                455,997
  Retained Earnings                        17,250,689             19,999,433
  Valuation Allowance for Investments        (435,188)              (201,864)
                                   					 ------------           ------------
       Total Stockholders' Equity          31,783,284             31,042,040
                                   					 ------------           ------------

       Total Liabilities and
       	Stockholders' Equity             $403,088,139           $395,180,848
                                   					 ============           ============

See accompanying notes to financial statements

        		       FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
		                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        				    (UNAUDITED)

                                  	 				   Three Months Ended March 31,
                                   					     1996                   1995
INTEREST INCOME
  Interest and fees on loans             $ 7,249,737             $ 6,727,834
  Interest on investment securities
    U.S. Treasury                             60,094                 174,576
    Obligations of other U.S. government
      agencies                               446,392                 181,453
    Municipal agencies                       106,202                  23,037
    Other securities                          51,673                  34,267
    Interest on deposits                     111,336                  16,941
    Interest on Federal funds sold           334,196                 254,150
    Lease financing income                    31,476                  49,219
                                   					  ----------              ----------
    Total Interest Income                  8,763,516               7,768,739
                                   					  ----------              ----------

INTEREST EXPENSE
  Interest on savings & NOW deposits         298,262                 309,874
  Interest on money market deposits          393,715                 280,658
  Interest on time deposits in denominations
   of $100,000 or more                       929,303                 602,478
   Interest on other time deposits         1,014,525                 665,231
   Interest on borrowings                      5,132                  18,637
                                   					  ----------              ----------
    Total Interest Expense                 2,640,937               1,876,878
                                   					  ----------              ----------
    Net Interest Income                    6,122,579               5,891,861

PROVISION FOR LOAN AND LEASE LOSSES          490,000                 630,000
                                   					  ----------              ----------
Net Interest Income After Provisions
  for Loan and Lease Losses                5,632,579               5,261,861
                                   					  ----------              ----------

OTHER INCOME
  Fees and service charges                 1,179,805               1,071,182
  Other                                       66,622                 163,461
					                                     ----------              ----------
    Total other income                     1,246,427               1,234,643
                                   					  ----------              ----------
OTHER EXPENSES
  Salaries and benefits                    2,504,725               2,273,719
  Occupancy expenses, net of revenue
    of $31,061 in 1996 and $30,546 in 1995   508,498                 441,141
  Furniture and equipment expenses           342,862                 314,457
  Other expenses (Note 2)                  2,197,370               2,204,890
                                   					  ----------              ----------
    Total other expenses                   5,553,455               5,234,207
                                   					  ----------              ----------

INCOME BEFORE INCOME TAXES                 1,325,551               1,262,297
                                   					  ----------              ----------

INCOME TAXES
  Current payable                            502,735                 481,275
  Deferred                                         0                       0
                                   					  ----------              ----------
    Total income taxes                       502,735                 481,275
                                   					  ----------              ----------

NET INCOME                               $   822,816             $   781,022
                                   					  ==========              ==========

EARNINGS PER SHARE OF COMMON STOCK             $0.19                   $0.18
  (Note 3)                                ==========              ==========

See accompanying notes to financial statements

     			       FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
		    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
					                         (UNAUDITED)


        			    THREE MONTHS ENDED MARCH 31, 1996 AND 1995

							                                                 	                 	  	     VALUATION
                       	       NUMBER OF                 ADDITIONAL                ALLOWANCE
                            				SHARES        CAPITAL     PAID-IN     RETAINED        FOR
                     			      OUTSTANDING      STOCK      CAPITAL     EARNINGS    INVESTMENT     TOTAL
                     			      -----------     -------    ---------    --------    ----------  -----------
BALANCE, January 1, 1995        3,547,565  $ 7,439,924  $ 455,997  $ 19,361,463  $ (386,118) $ 26,871,266

  10% stock dividend to be
   distributed 5/1/95                        2,941,925               (2,941,925)                        -

  Exercise of stock options         6,300       39,000                                             39,000

  Common stock issued under
   employee benefit and dividend
   reinvestment plans              12,140       99,665                                             99,665

  Net income for three
    months                                                              781,022                   781,022

  Net unrealized loss on
   marketable equity securities
   available for sale                                                                42,894        42,894

  Change in net unrealized
   loss on securities
   available for sale                                                                17,218        17,218
                            				---------   ----------   --------   -----------  ----------   -----------
BALANCE, March 31, 1996         3,566,005  $10,520,514  $ 455,997  $ 17,200,560  $ (326,006) $ 27,851,065
                            				=========   ==========   ========   ===========  ==========   ===========

BALANCE, January 1, 1996        3,955,761  $10,788,474  $ 455,997  $ 19,999,433  $ (201,864) $ 31,042,040

  10% stock dividend to be
   distributed 4/5/96                        3,571,560               (3,571,560)                        -

  Common stock issued under
   employee benefit and
   dividend reinvestment plans     17,666      151,752                                            151,752

  Net income for the three
   months                                                               822,816                   822,816

  Net unrealized loss on
   marketable equity
   securities available for sale                                                    (87,117)      (87,117)

  Change in net unrealized
   loss on securities available
   for sale                                                                        (146,207)     (146,207)
                     			       ---------    ----------   --------   -----------   ---------   -----------
BALANCE, March 31, 1996        3,973,427   $14,511,786  $ 455,997  $ 17,250,689  $ (435,188) $ 31,783,284
                     			       =========    ==========   ========   ===========   =========   ===========

See accompanying notes to financial statements

         		     FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
		             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				                           (UNAUDITED)

           		    THREE MONTHS ENDED MARCH 31, 1996 AND 1995
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1996             1995
  Cash Flows From Operating Activities:
    Interest and fees received                     $ 9,112,605      $ 7,716,905
    Service fees and other income received           1,187,597        1,099,092
    Financing revenue received under leases             31,476           49,219
    Interest paid                                   (2,821,318)      (1,961,733)
    Cash paid to suppliers and employees            (5,375,299)      (5,508,178)
    Income taxes paid                                 (235,556)        (415,968)
                                          						    ----------       ----------
      Net Cash Provided by Operating Activities      1,899,505          979,337
                                          						    ----------       ----------
  Cash Flows From Investing Activities:
    Proceeds from maturity of investment
     securities                                     60,320,000       11,840,000
    Purchase of investment securities              (75,681,360)     (11,077,524)
    Proceeds from maturity of deposits in
      other financial institutions                           -          297,000
    Purchase of deposits in other financial
      institutions                                  (2,762,791)        (396,000)
    Net (increase) decrease in credit card and
      revolving credit receivables                     100,600           87,125
    Recoveries on loans previously written off          66,738          101,366
    Net (increase) decrease in loans                (5,842,442)       4,418,355
    Net (increase) decrease in leases                  160,908          337,901
    Capital expenditures                            (1,170,697)      (2,812,696)
    Proceeds from sale of property, plant
     and equipment                                       6,511           75,581
                                          						    ----------       ----------
      Net Cash Used in Investing Activities        (24,802,533)       2,871,108
                                          						    ----------       ----------
  Cash Flows From Financing Activities:
    Net increase (decrease) in demand deposits,
     NOW accounts, savings accounts, and money
     market deposits                                12,516,645        7,442,678
    Net increase (decrease) in certificates of
     deposit with maturities of three months or less    68,278       (9,371,283)
    Net increase (decrease) in certificates of
     deposit with maturities of more than three
     months                                         (4,994,495)      13,935,866
    Proceeds from exercise of stock options                  -           39,000
    Proceeds from stock issued under employee
     benefit and dividend reinvestment plans           151,752           99,665
    Principal payment on long term debt                 (9,737)          (8,814)
    Dividends paid                                           -         (354,757)
                                          						    ----------       ----------
      Net Cash Provided by Financing Activities      7,732,443       11,782,355
                                          						    ----------       ----------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                      (15,170,585)      15,632,800
Cash and Cash Equivalents at Beginning of Year      68,027,669       36,172,660
                                          						    ----------       ----------
Cash and Cash Equivalents at March 31, 1996 & 1995 $52,857,084      $51,805,460
                                          						    ==========       ==========

See accompanying notes to financial statements

 	          	   FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
           		  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         				  (UNAUDITED)

           		   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES


                                                 							1996             1995
Net Income                                         $   822,816      $   781,022


Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities


    Depreciation and amortization                      262,175           50,009
    Provision for possible credit losses               490,000          630,000
    (Gain) loss on disposition of property,
     plant & equipment                                   6,795          (75,581)
    (Increase) decrease in taxes payable               267,179           65,307
    (Increase) decrease in other assets                354,925          317,828
    Increase (decrease) in interest receivable         380,565           (2,615)
    (Increase) decrease in interest payable           (180,381)         (84,855)
    Increase (decrease) in fees and other
     receivables                                       (65,625)         (59,970)
    (Increase) decrease in accrued expenses
     and other liabilities                            (438,944)        (611,808)
    Gain on sale of investments and other assets             -          (30,000)
                                          						    ----------      -----------
	    Total Adjustments                               1,076,689          198,315
                                          						    ----------      -----------

Net Cash Provided by Operating Activities          $ 1,899,505      $   979,337
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


                      			MARCH 31, 1996 AND 1995


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K the year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE #2 - OTHER EXPENSES


The following is a breakdown of other expenses for the three month periods ended March 31, 1996.


                                   					    Three Months Ended March 31,
                                          						  1996           1995
Data processing                             $   217,429     $   217,723
Marketing expenses                              217,048         116,846
Office supplies, postage
  and telephone                                 283,365         234,519
Bank insurance & assessment                     149,728         289,376
Professional expenses                           214,985         259,243
Litigation Settlement Costs                     452,500               -
Provision for OREO loss                          90,000         570,000
Other expenses                                  572,315         517,183
                                   					    -----------     -----------
  Total Other Expenses                      $ 2,197,370     $ 2,204,890
                                   					    ===========     ===========

NOTE #3 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding during each period. Stock options have been excluded from the computation of earning per share, as their effect is immaterial.

The weighted average number of shares used to compute earnings per share was 4,360,886 in 1996 and 4,301,953 in 1995. The weighted average number of shares for 1995 has been adjusted for the 10% stock dividends in 1995 and 1996.

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at March 31, 1996.
The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at March 31, 1996.

The estimated fair value of the Bank's financial instruments are as follows:

                                          						  MARCH 31, 1996
                        				         Carrying Amount            Fair Value
                            				     ---------------          --------------
Financial Assets
  Cash                                  62,053,084              62,053,084
  Investment securities                 57,235,878              57,246,217
  Real estate loans                     28,005,533              28,005,533
  Installment loans                     12,794,757              12,908,757
  Commercial loans                     217,820,392             216,414,392
  Direct lease financing                 1,959,084               1,867,084

Financial Liabilities
  Deposits                             368,621,761             371,765,761
  Long term debt                           198,751                 198,751

Unrecognized Financial Instruments
  Commitments to extend credit          34,264,774              34,264,774
  Standby letters of credit              1,920,263               1,920,263



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


General

	Foothill Independent Bancorp (the "Company") is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are conducted by, Foothill Independent Bank, a California state chartered bank (the "Bank"). The Bank accounts for substantially all of the Company's revenues and income.

Results of Operations

	Net Interest Income. Net interest income is the principal determinant of a bank's income. Net interest income represents the difference or "margin" between the interest earned on interest-earning assets, such as loans and investment securities, Federal funds sold, and deposits held at other financial institutions and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $231,000 or 4.0%, for the three months ended March 31, 1996, as compared to the same period in 1995. This increase was the result primarily of a $995,000 increase in interest income that was attributable to a 9.5% increase in the average volume of loans and leases, and a 56.5% increase in the average volume of government securities and other investments, that were outstanding during the first quarter of 1996.
 The increase in interest income more than offset a $764,000 increase in interest expense that was primarily attributable to an increase of $35,016,000, or 15%, in the average volume of interest-bearing deposits outstanding during the three months ended March 31, 1996 as compared to the same three months of 1995. Increases in the volume of time deposits, including both time deposits in denominations of less than $100,000 and time certificates of deposits in denominations of $100,000 or more ("Time Deposits"), which generally bear higher rates of interest than other interest-bearing deposits, accounted for approximately 80% of the increase in the volume of outstanding interest bearing deposits.

	 The increases in the average volume of interest bearing deposits were primarily the result of the Bank's internal growth and marketing programs initiated in 1995 to increase the Bank's liquidity. As a result, the additional funds generated by the deposit growth were invested primarily in government securities and other investments and, to a lesser extent, in new loans made by the Bank. Since the Bank realizes somewhat lower yields on investment securities, than it does on the loans that it makes, the change in the mix of the Bank's earning assets to a higher proportion of investment securities, together with the increase in the average volume of the Time Deposits, caused the Bank's net interest margin (i.e., net interest income expressed as a percentage of interest income) to decline to 69.9% in the three months ended March 31, 1996 from 75.8% in the same three month period of 1995. However, the Bank's net interest margin in the three months ended March 31, 1996 remained relatively unchanged from the Bank's net interest margin for the immediately preceding three months ended December 31, 1995, as a result of a decision by management, during the quarter ended March 31, 1996, to allow outstanding Time Deposits to "run-off" as they reached maturity, rather than to seek their renewal. Consequently, the volume of Time Deposits outstanding at March 31, 1996 had declined by 3.6% as compared to the volume of such deposits outstanding at December 31, 1995. At the same time, the outstanding volume of demand, savings and money market deposits, on which the Bank pays lower rates of interest than on Time Deposits, was 5.5% higher at March 31, 1996 than at December 31, 1995.

	Provision for Possible Loan Losses. The Bank maintains a reserve for possible losses on loans or leases (the "Loan Loss Reserve" or the "Reserve") that occur from time to time as a incidental part of the banking business. Write-offs of loans and leases (essentially reductions in or write-offs of the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against the Reserve and the Reserve is adjusted periodically to reflect changes in the volume of outstanding loans and leases and increases in the risk of potential losses due to a deterioration in the condition of borrowers, in the value of property securing non-performing loans or in local or general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." The Bank made provisions for potential loan and lease losses of $490,000 for the first three months of 1996, as compared to $630,000 for the first three months of 1995, and the Loan Loss Reserve was $3,981,000, or 1.5% of total loans and leases outstanding, at March 1, 1996, as compared to $3,644,000, or 1.4% of total loans and leases outstanding, at March 1, 1995. The decrease in the provision made in the first quarter of 1996, was due primarily to a slowing in the growth of the Bank's volume of outstanding loans and a determination by the Bank's management that the amount of the Loan Loss Reserve was adequate in relation to the volume and condition of the Bank's outstanding loans. Net loan charge-offs aggregated $221,000, or eight hundredths of one percent (0.08%) of average loans and leases outstanding, for the three months ended March 31, 1996. This compares to loan charge-offs of $268,000, or eleven hundredths of one percent (0.11%) of average loans and leases outstanding, for the three months ended March 31, 1995.

	Other Income. Other income increased by $12,000 or 1.0% in the first three months of 1996, as compared to the same three months of 1995, as an increase of approximately $109,000 in fees and service charges, attributable primarily to an increase in the volume of deposit and other banking transactions, was offset by (i) a $97,000 decrease in other income generated from the provision of ancillary services by the Bank, including a $30,000 decline in fees generated from sales of SBA loans, and (ii) the fact that other income in the first quarter of 1995 benefitted from a one-time gain of $62,000 from a sale and leaseback of the facility at which the Bank's data processing and service center is located.

	Other Expense.  Other expense, consisting primarily of
(i) salaries and other employee expenses, (ii) occupancy expenses,
(iii) furniture and equipment expenses, and (iv) insurance, assessments and other operating and miscellaneous expenses, increased by approximately $319,000 or 6.1% during the quarter ended March 31, 1996, as compared to the same quarter of 1995. Contributing to this increase were (i) a $231,000 increase in salaries and other employee benefits that was primarily attributable to staffing requirements for the three new banking offices opened by the Bank, respectively, in Glendale, California, in the first quarter of 1995, Corona, California in the third quarter of 1995 and Chino Hills, California in the first quarter of 1996; (ii) a $100,000 increase in marketing expenses due to increased newspaper, magazine and radio advertising, as well as other business promotions, that were primarily designed to attract customers of banks in its service areas that had been acquired by larger state-wide banks; and (iii) payments aggregating $452,500 made in settlement of certain outstanding litigation. These increases were partially offset by a $480,000 reduction in the provision for possible losses on other real estate owned, which is real property that has been acquired by the Bank on or in lieu of foreclosure of defaulted loans ("OREO"), that was made as a result of the disposition of certain OREO properties subsequent to the first quarter of 1995 and a determination by the Bank's management that the current level of reserves for potential OREO losses was adequate.

	Provision for Income Taxes. The higher provision for income taxes in the quarter ended March 31, 1996, as compared to the same quarter of 1995, was the result of the increase in pre-tax earnings in the quarter ended March 31, 1996.

Financial Condition and Liquidity

	Between January 1, 1996 and March 31, 1996, the Company's total assets increased by approximately $7,907,000 or 2.0%, which is a lower rate of growth than in the four prior quarters of 1995 and reflects the results of management's decision to reduce the Bank's volume of Time Deposits, which had grown significantly in 1995 primarily as a result of programs designed to attract such deposits to increase the Bank's liquidity. The Company continues to have adequate cash resources with approximately $43,303,000 of cash held on deposit at other financial institutions, $57,236,000 of investment securities and $20,750,000 in Federal funds sold at March 31, 1996.

	During the first quarter of 1996, the Bank initiated new marketing programs designed to increase the volume of demand, savings and NOW deposits, which are either non-interest bearing or bear interest at rates which are substantially lower than those paid on Time Deposits, which generally bear higher rates of interest than other deposits. Often, Time Deposits in denominations over $100,000 ("TCD's") are of a short-term duration and are quite sensitive to changes in interest rates. As a result, reliance on these types of deposits can pose risks for banking institutions. To reduce such risks, the Bank has made it a policy to seek such deposits primarily from existing customers in its local market areas and not to rely on "brokered" deposits, which tend to be more interest-sensitive and volatile. At March 31, 1996, the volume of TCD's had decreased by $1,669,000, or 2.7%, from the volume outstanding at December 31, 1995, while demand deposits increased by $5,726,000 and savings and NOW deposits increased by $6,709,000 at March 31, 1996 as compared to the volume of those deposits outstanding at December 31, 1995.

	During 1995, the Board of Directors made the decision to discontinue the payment of cash dividends in order to retain internally generated funds to support the growth of the Bank. In addition to the two new offices opened during 1995, the Bank opened its eleventh office, in Chino Hills, California on March 25, 1996. During the first quarter of 1996, the Company declared its second 10% stock dividend in two years, which was distributed on April 5, 1996 and for accounting purposes will be recorded as a $3,571,560 reduction in retained earnings, offset by a corresponding $3,571,560 increase in the Company's contributed capital (see Condensed Consolidated Statement of Changes in Stockholders' Equity included elsewhere in this Report). As a result of the increased earnings and the retention of internally generated funds, the Company's shareholders' equity increased by $741,000 to $31,783,000 at March 31, 1996, as compared to $31,042,000 at December 31, 1995. As a result, the Bank's "Tier 1 capital ratio" (the ratio of total shareholders' equity-to-total average assets) rose to 7.90% at March 31, 1996, as compared to 7.77% at December 31, 1995, and continued to be above the minimum bank regulatory requirements applicable to the Bank of 6%.

	Federal bank regulations also require federally insured banks to meet a "risk-based capital ratio" of 8%. Under those regulations, a bank's assets are weighted according to certain risk formulas; and, the higher the risk profile of a bank's assets, the greater the amount of capital that is required to meet the risk-based capital ratio. An asset that poses no risk, such as a U.S. government security, is weighted at 0% and requires no capital; whereas, a commercial loan or lease is weighted at 100% and requires 100% of the capital requirement (i.e., 8%). Based upon the formulas set forth in the risk-based capital regulations, the Bank's ratio of capital to risk-based assets at March 31, 1996 was 11.44%, which is well in excess of the minimum ratio required by these regulations.

	Under accounting principles that became applicable to the Company in 1994 that address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, the Company is required to report the unrealized gain or loss on securities that are held for sale and certain other equity securities. Since any such gains or losses are unrealized, and any actual gain or loss will not be determined unless and until there is a sale or other disposition of the securities, any unrealized gain is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity, rather than being reflected as income or loss for income statement purposes. At March 31, 1996, the Company recorded a valuation reserve for unrealized losses on such securities aggregating approximately $435,000. Of this amount, $339,000 related to certain investments in mutual funds, which are classified as investments in marketable equity securities, and which the Company has held for several years and intends to continue to hold for the foreseeable future.



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


Date:   May 10, 1996                          FOOTHILL INDEPENDENT BANCORP




	                                   				      By:      /S/CAROL ANN GRAF
                                   					         ----------------------------
                                                  							CAROL ANN GRAF
                                           						     First Vice President
                                            					   Chief Financial Officer
                                           						     Assistant Secretary

                     			       INDEX TO EXHIBITS


                                                  						 Sequentially
Exhibit                                                 Numbered Page

Exhibit 27.     Financial Data Schedule                       16