Form 10-Q
period 1996-06-30
FOOTHILL INDEPENDENT BANCORP
filed 1996-08-14
CIK 718903

SECURITIES AND EXCHANGE COMMISSION
			                         Washington, D.C.  20549
		                     	  ---------------------------

                             				  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               June 30, 1996

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





                  	 		4,383,392 shares of Common Stock
			                        as of July 29, 1996

		             FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
			                   CONSOLIDATED BALANCE SHEETS
                      				    (UNAUDITED)
			                    (dollars in thousands)

		     ASSETS                            JUNE 30, 1996      DECEMBER 31, 1995
Cash and due from banks                   $  29,871             $  26,278
Federal funds sold                           14,690                41,750
					                                     ---------             ---------
       Total Cash and Cash Equivalents       44,561                68,028
			                                   		  ---------             ---------
Interest-bearing deposits in other
  financial institutions                      8,994                 6,433
                                   					  ---------             ---------
Investment Securities Held-To-Maturity
  (approximate market value $13,061
  in 1996 and $23,582 in 1995)
    U.S. Treasury                             2,387                 4,958
    U.S. Government Agencies                  7,300                14,777
    Municipal Agencies                        3,139                 3,506
    Other Securities                            250                   250
                                   					  ---------             ---------
       Total Investment Securities
	 Held-To-Maturity                           13,076                23,491
                                   					  ---------             ---------
Investment Securities Available-For-Sale     40,257                18,743
                                   					  ---------             ---------

Loans, net of unearned discount and
  prepaid points and fees                   265,491               259,068
Direct lease financing                        1,784                 2,086
  Less reserve for possible loan
    and lease losses                         (3,804)               (3,644)
                                   					  ---------             ---------
       Total Loans & Leases, net            263,471               257,510
                                   					  ---------             ---------

Bank premises and equipment                   7,487                 7,353
Accrued interest                              2,699                 2,851
Other real estate owned, net of allowance
  for possible losses of $786 in 1996
  and $909 in 1995                            3,799                 3,879
Cash surrender value of life insurance        3,401                 3,149
Prepaid expenses                              1,175                   917
Deferred income taxes                         1,607                 1,607
Other assets                                    909                 1,220
                                   					  ---------             ---------
       TOTAL ASSETS                       $ 391,436             $ 395,181
                                    				  =========             =========

	 LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                         $ 104,758             $  96,478
  Savings and NOW deposits                   83,726                78,144
  Money market deposits                      54,507                48,784
  Time deposits in denominations of
    $100,000 or more                         48,966                61,457
  Other time deposits                        63,906                76,251
                                   					  ---------             ---------
       Total deposits                       355,863               361,114

Accrued employee benefits                     1,241                 1,195
Accrued interest and other liabilities        1,324                 1,622
Long-term debt                                  189                   208
                                    				  ---------             ---------
       Total Liabilities                    358,617               364,139
                                   					  ---------             ---------

Stockholders' Equity
Contributed capital
    Capital stock-authorized 12,500,000
     shares without par value; issued and
     outstanding 4,382,362 shares in 1996
     and 3,936,583 in 1995                   14,610                10,789
  Additional Paid-in Capital                    456                   456
  Retained Earnings                          18,200                19,999
  Valuation Allowance for Investments          (447)                 (202)
                                   					  ---------             ---------
       Total Stockholders' Equity            32,819                31,042
                                   					  ---------             ---------

       Total Liabilities and
	Stockholders' Equity                     $ 391,436             $ 395,181
                                   					  =========             =========

See accompanying notes to financial statements

         		    FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
		              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        				    (UNAUDITED)
                  		      (dollars in thousands)

                                   					     Six Months Ended June 30,        Three Months Ended June 30,
	                                          					1996            1995             1996             1995
INTEREST INCOME
  Interest and fees on loans                 $ 14,986         $ 14,297         $  7,362         $  7,262
  Interest on investment securities
    U.S. Treasury                                 108              290               48              115
    Obligations of other U.S. government
      agencies                                  1,075              458              629              276
      Municipal agencies                          216               43              110               20
    Other securities                              102               67               50               33
    Interest on deposits                          229               45              118               29
    Interest on Federal funds sold                495              792              161              538
    Lease financing income                         60              122               29               72
                                   					     --------         --------         --------         --------
    Total Interest Income                      17,271           16,114            8,507            8,345
                                   					     --------         --------         --------         --------

INTEREST EXPENSE
  Interest on savings & NOW deposits              613              617              315              307
  Interest on money market deposits               791              603              397              323
  Interest on time deposits in denominations
   of $100,000 or more                          1,719            1,455              790              853
   Interest on other time deposits              1,913            1,535              898              870
   Interest on borrowings                          10               24                5                6
                                      		     --------         --------         --------         --------
    Total Interest Expense                      5,046            4,234            2,405            2,359
                                    				     --------         --------         --------         --------
    Net Interest Income                        12,225           11,880            6,102            5,986

PROVISION FOR LOAN AND LEASE LOSSES             1,025            1,500              535              870
                                   					     --------         --------         --------         --------
Net Interest Income After Provisions
  for Loan and Lease Losses                    11,200           10,380            5,567            5,116
                                   					     --------         --------         --------         --------

OTHER INCOME
  Fees and service charges                      2,365            2,127            1,185            1,055
  Other                                           189              253              122               89
					                                        --------         --------         --------         --------
    Total other income                          2,554            2,380            1,307            1,144
                                   					     --------         --------         --------         --------
OTHER EXPENSES
  Salaries and benefits                         5,120            4,758            2,615            2,484
  Occupancy expenses, net of revenue
    of $31,061 in 1996 and $30,546 in 1995      1,002              930              493              489
  Furniture and equipment expenses                724              621              381              306
  Other expenses (Note 2)                       4,031            3,735            1,834            1,530
                                   					     --------         --------         --------         --------
    Total other expenses                       10,877           10,044            5,323            4,809
                                   					     --------         --------         --------         --------

INCOME BEFORE INCOME TAXES                      2,877            2,716            1,551            1,451
                                   					     --------         --------         --------         --------

PROVISION FOR INCOME TAXES                      1,101            1,033              598              552
                                   					     --------         --------         --------         --------

NET INCOME                                   $  1,776         $  1,683         $    953         $    899
                                   					     ========         ========         ========         ========

EARNINGS PER SHARE OF COMMON STOCK           $   0.41         $   0.39         $   0.22         $   0.21
  (Note 3)                                   ========         =========        ========         ========

See accompanying notes to financial statements

                			       FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
		            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
					                                (UNAUDITED)
                         					 (dollars in thousands)


                  				  SIX MONTHS ENDED JUNE 30, 1996 AND 1995

								                                                             		            VALUATION
     			                       NUMBER OF                 ADDITIONAL                ALLOWANCE
                            				SHARES        CAPITAL     PAID-IN     RETAINED        FOR
			                           OUTSTANDING      STOCK      CAPITAL     EARNINGS    INVESTMENT     TOTAL
			                           -----------    --------    ---------    --------    ----------  -----------
BALANCE, January 1, 1995        3,547,565    $  7,440      $  456     $ 19,361      $ (386)     $ 26,871

  10% stock dividend
   distributed 5/1/95             356,433       2,940                   (2,940)                        -

  Fractional shares of stock
   dividend paid in cash                                                    (3)                       (3)

  Exercise of stock options         6,300          39                                                 39

  Common stock issued under
   employee benefit and dividend
   reinvestment plans              26,285         214                                                214

  Net income for six months                                              1,683                     1,683

  Net unrealized loss on
   marketable equity securities
   available for sale                                                                  102           102

  Change in net unrealized
   loss on securities
   available for sale                                                                   35            35
                     			      -----------    --------    ---------    --------    ----------  -----------
BALANCE, June 30, 1995          3,936,583    $ 10,633      $ 456      $ 18,101      $ (249)   $   28,941
                     			      ===========    ========    =========    ========    ==========  ===========

BALANCE, January 1, 1996        3,955,761    $ 10,789      $ 456      $ 19,999      $ (202)   $   31,042

  10% stock dividend
   distributed 4/5/96             396,840       3,572                   (3,572)                        -

  Fractional shares of stock
   dividend paid in cash                                                    (3)                       (3)

  Common stock issued under
   employee benefit and
   dividend reinvestment plans     29,761         249                                                249

  Net income for the six months                                          1,776                     1,776

  Net unrealized loss on
   marketable equity
   securities available for sale                                                      (118)         (118)

  Change in net unrealized
   loss on securities available
   for sale                                                                           (127)         (127)
                     			      -----------    --------    ---------    --------    ----------  -----------
BALANCE, June 30, 1996          4,382,362    $ 14,610      $ 456      $ 18,200      $ (447)   $   32,819
			                           ===========    ========    =========    ========    ==========  ===========

See accompanying notes to financial statements

          		      FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
          		     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 	          			   (UNAUDITED)
                    			     (dollars in thousands)

             		    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1996             1995
  Cash Flows From Operating Activities:
    Interest and fees received                      $   17,375       $   16,037
    Service fees and other income received               2,279            2,130
    Financing revenue received under leases                 60              122
    Interest paid                                       (5,273)          (4,021)
    Cash paid to suppliers and employees               (10,346)         (12,300)
    Income taxes paid                                   (1,104)          (1,292)
			                                          			    ----------       ----------
      Net Cash Provided by Operating Activities          2,991              676
                                       				   		    ----------       ----------
  Cash Flows From Investing Activities:
    Proceeds from maturity of investment
     securities                                        125,581           25,961
    Purchase of investment securities                 (136,994)         (28,103)
    Proceeds from maturity of deposits in
      other financial institutions                         791              495
    Purchase of deposits in other financial
      institutions                                      (3,352)          (2,376)
    Net (increase) decrease in credit card and
      revolving credit receivables                          79              (75)
    Recoveries on loans previously written off             245              326
    Net (increase) decrease in loans                    (7,614)             900
    Net (increase) decrease in leases                      338              946
    Capital expenditures                                  (600)          (2,009)
    Proceeds from sale of property, plant
     and equipment                                          36              128
                                          						    ----------       ----------
      Net Cash Used in Investing Activities            (21,490)          (3,807)
                                          						    ----------       ----------
  Cash Flows From Financing Activities:
    Net increase (decrease) in demand deposits,
     NOW accounts, savings accounts, and money
     market deposits                                    19,644           13,825
    Net increase (decrease) in certificates of
     deposit with maturities of three months or less    (6,510)             582
    Net increase (decrease) in certificates of
     deposit with maturities of more than three
     months                                            (18,328)          33,592
    Proceeds from exercise of stock options                  -               39
    Proceeds from stock issued under employee
     benefit and dividend reinvestment plans               249              214
    Principal payment on long term debt                    (19)             (18)
    Dividends paid                                          (4)            (355)
                                          						    ----------       ----------
      Net Cash Provided by Financing Activities         (4,968)          47,879
                                           					    ----------       ----------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                          (23,467)          44,748
Cash and Cash Equivalents at Beginning of Year          68,028           36,668
                                           					    ----------       ----------
Cash and Cash Equivalents at June 30, 1996 & 1995   $   44,561       $   81,416
                                          						    ==========       ==========

See accompanying notes to financial statements

            		   FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
            		  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           				  (UNAUDITED)
                    			    (dollars in thousands)

             		   SIX MONTHS ENDED JUNE 30, 1996 AND 1995


   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES


                                                 						1996             1995
Net Income                                          $    1,776      $     1,683


Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities


    Depreciation and amortization                          532              232
    Provision for possible credit losses                 1,025            1,500
    (Gain) loss on disposition of property,
     plant & equipment                                     (23)            (105)
    (Increase) decrease in taxes payable                    (3)            (259)
    (Increase) decrease in other assets                     17           (2,152)
    Increase (decrease) in interest receivable             164               45
    (Increase) decrease in interest payable               (227)             214
    Increase (decrease) in fees and other
     receivables                                          (252)            (145)
    (Increase) decrease in accrued expenses
     and other liabilities                                  10             (289)
    Gain on sale of investments and other assets           (28)             (48)
                                           					    ----------       ----------
	    Total Adjustments                                   1,215           (1,007)
                                          						    ----------       ----------

Net Cash Provided by Operating Activities           $    2,991       $      676
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













See accompanying notes to financial statements

           	 	    FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
            		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            				  (UNAUDITED)
                     			    (dollars in thousands)

                    			    JUNE 30, 1996 AND 1995


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K the year ended December 31, 1995. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE #2 - OTHER EXPENSES


The following is a breakdown of other expenses for the three and six month periods ended June 30, 1996 and 1995.


                               			Six Months Ended June 30,     Three months Ended June 30,
                             				    1996         1995            1996         1995
Data processing                    $   450      $   403         $   233      $   185
Marketing expenses                     371          286             154          169
Office supplies, postage
  and telephone                        537          520             254          285
Bank insurance & assessment            294          592             144          303
Professional expenses                  452          521             237          262
Litigation Settlement Costs            495            -              42            -
Provision for OREO loss                170          560              80          (10)
Other expenses                       1,262          853             690          336
                            				   -------      -------         -------      -------
  Total Other Expenses             $ 4,031      $ 3,735         $ 1,834      $ 1,530
                            				   =======      =======         =======      =======

NOTE #3 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding during each period. Stock options have been excluded from the computation of earning per share, as their effect is immaterial.

The weighted average number of shares used to compute earnings per share was 4,375,891 in 1996 and 4,320,957 in 1995. The weighted average number of shares for 1995 has been adjusted for the 10% stock dividends in 1995 and 1996.

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at June 30, 1996.
The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at June 30, 1996.

The estimated fair value of the Bank's financial instruments are as follows:

                                           						  JUNE 30, 1996
                             				     Carrying Amount            Fair Value
                             				     ---------------          --------------
Financial Assets                              (dollars in thousands)
  Cash                                    53,555                   53,555
  Investment securities                   53,332                   53,318
  Real estate loans                       24,158                   24,158
  Installment loans                       12,538                   12,670
  Commercial loans                       225,002                  222,116
  Direct lease financing                   1,772                    1,771

Financial Liabilities
  Deposits                               355,863                  357,116
  Long term debt                             189                      189

Unrecognized Financial Instruments
  Commitments to extend credit            32,713                   32,713
  Standby letters of credit                1,695                    1,695

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


General

	Foothill Independent Bancorp (the "Company") is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are conducted by, Foothill Independent Bank, a California state chartered bank (the "Bank"). The Bank accounts for substantially all of the Company's revenues and income.

Results of Operations

	Net Interest Income. Net interest income is the principal determinant of a bank's income. Net interest income represents the difference or "margin" between the interest earned on interest-earning assets, such as loans and investment securities, Federal funds sold, and deposits held at other financial institutions and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $116,000 or 1.9% in the three months ended June 30, 1996, and by $345,000 or 2.9% in the six months ended June 30, 1996, as compared to the same three and six month periods ended June 30, 1995. These increases were primarily attributable to increases in interest earned on loans and leases, and interest earned on investment securities, which more than offset increases in interest expense of $46,000, or 1.9%, and $812,000, or 19.1%, respectively, in the quarter and six months ended June 30, 1996. The increases in interest earned on loans and leases for the three and six month periods ended June 30, 1996 compared to the same periods of 1995 were primarily attributable to 9.2% and 9.1% increases in the average amount of loans and leases outstanding during the quarter and six months ended June 30, 1996 compared to the same periods of 1995, respectively. The increases in interest earned on investment securities for the quarter and six months ended June 30, 1996 compared to the same periods in 1995 were due to increases in the average amount of investments of approximately 15.9% and 32.7%, respectively, for the quarter and six months ended June 30, 1996.

	Net interest income is affected by the mix of interest-earning assets and interest-bearing liabilities of the Bank. Generally, a bank realizes higher earnings, or yields, on loans and leases than it does on investment securities, Federal funds sold and funds held on deposit with other depository institutions; and a bank pays no interest on demand deposits and interest at lesser rates on savings and "NOW" accounts than it does on time certificates of deposit ("Time Deposits").

	During the quarter and six months ended June 30, 1996, net interest income grew at relatively modest rates primarily because (i) the volume of investment securities grew at a greater rate than did the volume of higher-yielding loans and leases, and (ii) Time Deposits grew significantly during the second half of 1995 and continuing into the first quarter of 1996 as a result of marketing programs designed to attract deposits and, thereby, increase the Bank's liquidity. As a result, the Bank's net interest margin (i.e., net interest income expressed as a percentage of interest income) declined somewhat during the quarter and six months ended June 30, 1996, to 71.7% and 70.8%, respectively, from 71.8% and 73.7%, respectively, in the same periods of 1995. However, during the second quarter of 1996, the Bank's management elected to allow maturing Time Deposits to "run-off" and commenced marketing programs designed to attract additional demand and savings deposits. As a result, at June 30, 1996, the volume of demand and savings (including money market) deposits had increased by $8,280,000, or 8.6%, and 11,305,000, or 8.9%, respectively, from the volume of those deposits outstanding at December 31, 1995; while, during that same period, Time Deposits in denominations of $100,000 or more, on which the Bank pays interest at its highest rates, declined by $12,491,000, or 20.3%. Consequently, the Company expects the Bank's net interest margin to improve in the third quarter of 1996.

	Provision for Possible Loan Losses. The Bank maintains a reserve for possible losses on loans or leases (the "Loan Loss Reserve" or the "Reserve") that occur from time to time as a incidental part of the banking business. Write-offs of loans and leases (essentially reductions in or write-offs of the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against the Reserve and the Reserve is adjusted periodically to reflect changes in the volume of outstanding loans and leases and increases in the risk of potential losses due to a deterioration in the condition of borrowers, in the value of property securing non-performing loans or in local or general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." The Bank made provisions for potential loan and lease losses of $535,000 in the second quarter of 1996, as compared to $870,000 in the corresponding quarter of 1995. For the first six months of 1996 the provision for potential loan and lease losses, inclusive of the provision made in the second quarter, totaled $1,025,000, as compared to $1,500,000 for the first six months of 1995. The Loan Loss Reserve was $3,804,000, or 1.4% of total loans and leases outstanding, at June 30, 1996, as compared to $3,644,000, or 1.4% of total loans and leases outstanding, at June 30, 1995. The decrease in the provision made in the second quarter and first six months of 1996, was due primarily to a slowing in the growth of the Bank's volume of outstanding loans and a determination by the Bank's management that the amount of the Loan Loss Reserve was adequate in relation to the volume and condition of the Bank's outstanding loans. Net loan charge-offs aggregated $864,000, or thirty-two hundredths of one percent (0.32%) of average loans and leases outstanding, for the six months ended June 30, 1996. This compares to net loan charge-offs of $401,000, or sixteen hundredths of one percent (0.16%) of average loans and leases outstanding, for the six months ended June 30, 1995.

	Other Income. Other income increased by $163,000 or 14.2% and $174,000 or 7.3%, respectively, in the three and six months ended June 30, 1996, as compared to the same three and six months of 1995, primarily as a result of increases in fees and service charges that were attributable primarily to increases in the volume of deposit and other banking transactions. For the six months ended June 30, 1996, this increase was partially offset by (i) a $64,000 decrease in other income from the provision of ancillary services by the Bank, and (ii) the fact that other income in the first six months of 1995 benefited from a one-time gain of $62,000 from a sale and leaseback of the facility at which the Bank's data processing and service center is located.

	Other Expense. Other expense, consisting primarily of (i) salaries and other employee expenses, (ii) occupancy expenses, (iii) furniture and equipment expenses, and (iv) insurance, assessments and other operating and miscellaneous expenses, increased by approximately $514,000 or 10.7% and $833,000 or 8.3% for the three and six month periods ended June 30, 1996, as compared to the same periods of 1995. Contributing to this increase was (i) a $131,000 or 5.3% and $362,000 or 7.6% increase in salaries and other employee benefits for the three and six month periods ended June 30, 1996, respectively, as compared to 1995. These increases were primarily attributable to staffing requirements for the two new banking offices opened by the Bank in Corona, California in the third quarter of 1995 and in Chino Hills, California in the first quarter of 1996; (ii) a $85,000 increase in marketing expenses for the first six months of 1996 and (iii) non-recurring payments aggregating $42,000 and $495,000 for the quarter and six month periods ended June 30, 1996, respectively, made in settlement of certain outstanding litigation.
These increases were partially offset by a $390,000 reduction, during the six months ended June 30, 1996, in the provision for possible losses on real properties that had been acquired by the Bank on or in lieu of foreclosure of defaulted loans ("Other Real Estate Owned" or "OREO"), as compared to the amount of the provision for possible losses on OREO made in the same period of 1995. That reduction was attributable to the disposition by the Bank of certain of those real properties subsequent to the second quarter of 1995 and a determination by the Bank's management that, after giving effect to such dispositions, reserves for OREO were, for the most part, adequate.

Financial Condition and Liquidity

	Between January 1, 1996 and June 30, 1996, the Company's total assets decreased by approximately $3,745,000 or 1.0 %, which is the result of management's decision to reduce the Bank's volume of Time Deposits, which had grown significantly in 1995 primarily as a result of programs designed to attract such deposits to increase the Bank's liquidity. The Company continues to have adequate cash resources with approximately $38,865,000 of cash held on deposit at other financial institutions, $53,333,000 of investment securities and $14,690,000 in Federal funds sold at June 30, 1996.

	During the latter half of 1995 and continuing into the first quarter of 1996, the Bank conducted marketing programs designed to attract Time Deposits in order to increase the Bank's liquidity. As a result, the average volume of Time Deposits, including Time Deposits in denominations of $100,000 or more ("TCD's"), which bear interest at rates higher than any other types of deposits at the Bank, increased by approximately $14,959,000, or 13.0%, during the six months ended December 31, 1995. TCD's often are of a short-term duration and are quite sensitive to changes in interest rates. As a result, reliance on these types of deposits can pose risks for banking institutions. To reduce such risks, the Bank has made it a policy to seek such deposits primarily from existing customers in its local market areas and not to rely on "brokered" deposits, which tend to be more interest-sensitive and volatile. During the first six months of 1996, the Bank initiated new marketing programs designed to increase the volume of demand, savings and NOW deposits, which are either non-interest bearing or bear interest at rates which are substantially lower than those paid on Time Deposits. As a result, at June 30, 1996, the volume of TCD's had decreased by $24,836,000 or 18.0%, from the volume outstanding at December 31, 1995, while demand deposits had increased by $8,280,000 and savings and NOW deposits had increased by $11,305,000 at June 30, 1996 as compared to the volume of those deposits outstanding at December 31, 1995. Additionally, demand deposits, as a percentage of total deposits, increased from 26.7% at December 31, 1995 to 29.4% at June 30, 1996.


	During 1995, the Board of Directors made the decision to discontinue the payment of cash dividends in order to retain internally generated funds to support the growth of the Bank. In addition to the two new offices opened during 1995, the Bank opened its eleventh office, in Chino Hills, California on March 25, 1996. During the first quarter of 1996, the Company declared its second 10% stock dividend in two years, which was distributed on April 5, 1996 and for accounting purposes was recorded as a $3,571,560 reduction in retained earnings, offset by a corresponding $3,571,560 increase in the Company's contributed capital (see, Condensed Consolidated Statement of Changes in Stockholders' Equity included elsewhere in this Report). As a result of the increased earnings and the retention of internally generated funds, the Company's shareholders' equity increased by $1,777,000 to $32,819,000 at June 30, 1996, as compared to $31,042,000 at December 31, 1995. As a result of these increases and a 1.0% decrease in assets, the Bank's "Tier 1 capital ratio" (the ratio of total shareholders' equity-to-total average assets) rose to 8.09% at June 30, 1996, as compared to 7.77% at December 31, 1995, and continued to be above the minimum bank regulatory requirements applicable to the Bank of 6%.

	Federal bank regulations also require federally insured banks to meet a "risk-based capital ratio" of 8%. Under those regulations, a bank's assets are weighted according to certain risk formulas; and, the higher the risk profile of a bank's assets, the greater the amount of capital that is required to meet the risk-based capital ratio. An asset that poses no risk, such as a U.S. government security, is weighted at 0% and requires no capital; whereas, a commercial loan or lease is weighted at 100% and requires 100% of the capital requirement (i.e., 8%). Based upon the formulas set forth in the risk-based capital regulations, the Bank's ratio of capital to risk-based assets at June 30, 1996 was 11.52%, which is well in excess of the minimum ratio required by these regulations.

	Under accounting principles that became applicable to the Company in 1994 that address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, the Company is required to report the unrealized gain or loss on securities that are held for sale and certain other equity securities. Since any such gains or losses are unrealized, and any actual gain or loss will not be determined unless and until there is a sale or other disposition of the securities, any unrealized gain is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity, rather than being reflected as income or loss for income statement purposes. At June 30, 1996, the Company recorded a valuation reserve for unrealized losses on such securities aggregating approximately $447,000. Of this amount, $370,000 related to certain investments in mutual funds, which are classified as investments in marketable equity securities, and which the Company has held for several years and intends to continue to hold for the foreseeable future.



	PART II  -  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)     The Annual Meeting of Shareholders was held on May 14, 1996.

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

	Directors Elected at the Annual Meeting:

          	    Name of               Number of           Number of
          	Nominee/Director         Votes "For"       Votes "Withheld"

          	George E. Langley         2,926,714            12,107

          	Douglas F. Tessitor       2,923,826            14,995

          	Max E. Williams           2,926,807            12,014

	Directors Continuing in Office. The terms of office of the following incumbent directors extend to 1997 and, therefore, they did not stand for re-election at the 1996 Annual Meeting: Charles G. Boone, William V. Landecena, Richard H. Barker and O.L. Mestad.

ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K

	(A)     Exhibits:

       		27.     Financial Data Schedule

	(B)     Reports on Form 8-K:  None.







                                 	SIGNATURES




	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 9, 1996                 FOOTHILL INDEPENDENT BANCORP



                            				     By:      /S/CAROL ANN GRAF
                                					----------------------------------
                                       						  CAROL ANN GRAF
                                					       First Vice President
                               					      Chief Financial Officer
                                      						Assistant Secretary






	INDEX TO EXHIBITS



                                                								   Sequentially
	Exhibit                                                   Numbered Page


	Exhibit 27.     Financial Data Schedule                         16