Form 10-Q
period 1996-09-30
FOOTHILL INDEPENDENT BANCORP
filed 1996-11-13
CIK 718903

SECURITIES AND EXCHANGE COMMISSION
						 Washington, D.C.  20549
					  ---------------------------

							  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          September 30, 1996

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





					4,426,418 shares of Common Stock
						as of October 31, 1996

			     FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
					   CONSOLIDATED BALANCE SHEETS
						    (UNAUDITED)
					     (dollars in thousands)

		     ASSETS                         SEPTEMBER 30, 1996      DECEMBER 31, 1995
Cash and due from banks                   $  32,334             $  26,278
Federal funds sold                           22,400                41,750
									     ---------             ---------
       Total Cash and Cash Equivalents       54,734                68,028
									  ---------             ---------
Interest-bearing deposits in other
  financial institutions                      5,827                 6,433
									  ---------             ---------
Investment Securities Held-To-Maturity
  (approximate market value $7,773
  in 1996 and $23,582 in 1995)
    U.S. Treasury                             2,393                 4,958
    U.S. Government Agencies                  2,000                14,777
    Municipal Agencies                        3,134                 3,506
    Other Securities                            250                   250
									  ---------             ---------
       Total Investment Securities
	 Held-To-Maturity                            7,777                23,491
									  ---------             ---------
Investment Securities Available-For-Sale     25,405                18,743
									  ---------             ---------

Loans, net of unearned discount and
  prepaid points and fees                   291,727               259,068
Direct lease financing                        2,541                 2,086
  Less reserve for possible loan
    and lease losses                         (4,235)               (3,644)
									  ---------             ---------
       Total Loans & Leases, net            290,033               257,510
									  ---------             ---------

Bank premises and equipment                   7,295                 7,353
Accrued interest                              2,561                 2,851
Other real estate owned, net of allowance
  for possible losses of $779 in 1996
  and $909 in 1995                            5,226                 3,879
Cash surrender value of life insurance        3,467                 3,149
Prepaid expenses                              1,055                   917
Deferred income taxes                         1,607                 1,607
Other assets                                  1,392                 1,220
									  ---------             ---------
       TOTAL ASSETS                       $ 406,379             $ 395,181
								  =========             =========

	 LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                         $ 109,444             $  96,478
  Savings and NOW deposits                   88,250                78,144
  Money market deposits                      60,417                48,784
  Time deposits in denominations of
    $100,000 or more                         51,423                61,457
  Other time deposits                        59,369                76,251
									  ---------             ---------
       Total deposits                       368,903               361,114

Accrued employee benefits                     1,292                 1,195
Accrued interest and other liabilities        1,767                 1,622
Long-term debt                                  179                   208
								  ---------             ---------
       Total Liabilities                    372,141               364,139
									  ---------             ---------

Stockholders' Equity
Contributed capital
    Capital stock-authorized 12,500,000
     shares without par value; issued and
     outstanding 4,424,008 shares in 1996
     and 3,944,502 in 1995                   14,872                10,789
  Additional Paid-in Capital                    456                   456
  Retained Earnings                          19,351                19,999
  Valuation Allowance for Investments          (441)                 (202)
									  ---------             ---------
       Total Stockholders' Equity            34,238                31,042
									  ---------             ---------

       Total Liabilities and
	Stockholders' Equity                     $ 406,379             $ 395,181
									  =========             =========

See accompanying notes to financial statements

			    FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
			      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
							    (UNAUDITED)
				      (dollars in thousands)

								   Nine Months Ended September 30,        Three Months Ended June 30,
											1996            1995             1996             1995
INTEREST INCOME
  Interest and fees on loans                 $ 23,087         $ 21,547         $  8,101         $  7,250
  Interest on investment securities
    U.S. Treasury                                 172              388               64               98
    Obligations of other U.S. government
      agencies                                  1,415              943              340              486
      Municipal agencies                          326               66              110               23
    Other securities                              146              102               44               34
    Interest on deposits                          336               99              107               53
    Interest on Federal funds sold                772            1,423              277              631
    Lease financing income                         93              166               33               45
									     --------         --------         --------         --------
    Total Interest Income                      26,347           24,734            9,076            8,620
									     --------         --------         --------         --------

INTEREST EXPENSE
  Interest on savings & NOW deposits              942              912              329              295
  Interest on money market deposits             1,285              997              494              393
  Interest on time deposits in denominations
   of $100,000 or more                          2,453            2,469              734            1,014
   Interest on other time deposits              2,680            2,615              767            1,080
   Interest on borrowings                          15               30                5                6
						     --------         --------         --------         --------
    Total Interest Expense                      7,375            7,023            2,329            2,788
								     --------         --------         --------         --------
    Net Interest Income                        18,972           17,711            6,747            5,832

PROVISION FOR LOAN AND LEASE LOSSES             1,747            1,670              722              170
									     --------         --------         --------         --------
Net Interest Income After Provisions
  for Loan and Lease Losses                    17,225           16,041            6,025            5,662
									     --------         --------         --------         --------

OTHER INCOME
  Fees and service charges                      3,590            3,109            1,225              982
  Other                                           316              293              127               40
										--------         --------         --------         --------
    Total other income                          3,906            3,402            1,352            1,022
									     --------         --------         --------         --------
OTHER EXPENSES
  Salaries and benefits                         8,026            7,193            2,906            2,435
  Occupancy expenses, net of revenue
    of $87 in 1996 and $103 in 1995             1,555            1,436              553              507
  Furniture and equipment expenses              1,083              922              359              301
  Other expenses (Note 2)                       5,692            5,750            1,661            2,015
									     --------         --------         --------         --------
    Total other expenses                       16,356           15,301            5,479            5,258
									     --------         --------         --------         --------

INCOME BEFORE INCOME TAXES                      4,775            4,142            1,898            1,426
									     --------         --------         --------         --------

PROVISION FOR INCOME TAXES                      1,847            1,556              746              523
									     --------         --------         --------         --------

NET INCOME                                   $  2,928         $  2,586         $  1,152         $    903
									     ========         ========         ========         ========

EARNINGS PER SHARE OF COMMON STOCK           $   0.67         $   0.60         $   0.26         $   0.21
  (Note 3)                                   ========         =========        ========         ========

See accompanying notes to financial statements

					       FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
			    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
									(UNAUDITED)
								 (dollars in thousands)


			  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

																		    VALUATION
					       NUMBER OF                 ADDITIONAL                ALLOWANCE
							SHARES        CAPITAL     PAID-IN     RETAINED        FOR
						   OUTSTANDING      STOCK      CAPITAL     EARNINGS    INVESTMENT     TOTAL
						   -----------    --------    ---------    --------    ----------  -----------
BALANCE, January 1, 1995        3,547,565    $  7,440      $  456     $ 19,361      $ (386)     $ 26,871

  10% stock dividend
   distributed 5/1/95             356,433       2,940                   (2,940)                        -

  Fractional shares of stock
   dividend paid in cash                                                    (3)                       (3)

  Exercise of stock options         6,300          39                                                 39

  Common stock issued under
   employee benefit and dividend
   reinvestment plans              34,204         282                                                282

  Net income for nine months                                             2,586                     2,586

  Net unrealized loss on
   marketable equity securities
   available for sale                                                                  103           103

  Change in net unrealized
   loss on securities
   available for sale                                                                   20            20
					      -----------    --------    ---------    --------    ----------  -----------
BALANCE, September 30, 1995     3,944,502    $ 10,701      $ 456      $ 19,004      $ (263)   $   29,898
					      ===========    ========    =========    ========    ==========  ===========

BALANCE, January 1, 1996        3,955,761    $ 10,789      $ 456      $ 19,999      $ (202)   $   31,042

  10% stock dividend
   distributed 4/5/96             396,840       3,572                   (3,572)                        -

  Fractional shares of stock
   dividend paid in cash                                                    (4)                       (4)

  Common stock issued under
   employee benefit and
   dividend reinvestment plans     71,407         511                                                511

  Net income for the nine months                                         2,928                     2,928

  Net unrealized loss on
   marketable equity
   securities available for sale                                                      (121)         (121)

  Change in net unrealized
   loss on securities available
   for sale                                                                           (118)         (118)
					      -----------    --------    ---------    --------    ----------  -----------
BALANCE, September 30, 1996     4,424,008    $ 14,872      $ 456      $ 19,351      $ (441)   $   34,238
			      ===========    ========    =========    ========    ==========  ===========

See accompanying notes to financial statements

			      FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
			     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
							   (UNAUDITED)
					     (dollars in thousands)

		NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1996             1995
  Cash Flows From Operating Activities:
    Interest and fees received                      $   26,696       $   24,070
    Service fees and other income received               3,551            3,091
    Financing revenue received under leases                 93              166
    Interest paid                                       (7,782)          (6,837)
    Cash paid to suppliers and employees               (15,151)         (16,006)
    Income taxes paid                                   (1,850)          (1,823)
											    ----------       ----------
      Net Cash Provided by Operating Activities          5,557            2,661
										    ----------       ----------
  Cash Flows From Investing Activities:
    Proceeds from maturity of investment
     securities                                        159,726           34,822
    Purchase of investment securities                 (151,120)         (51,343)
    Proceeds from maturity of deposits in
      other financial institutions                       3,958              792
    Purchase of deposits in other financial
      institutions                                      (3,352)          (3,663)
    Net (increase) decrease in credit card and
      revolving credit receivables                          62               50
    Recoveries on loans previously written off             372              516
    Net (increase) decrease in loans                   (34,252)          (1,846)
    Net (increase) decrease in leases                     (478)           1,056
    Capital expenditures                                (2,108)          (2,218)
    Proceeds from sale of property, plant
     and equipment                                          58              136
											    ----------       ----------
      Net Cash Used in Investing Activities            (27,134)         (21,698)
											    ----------       ----------
  Cash Flows From Financing Activities:
    Net increase (decrease) in demand deposits,
     NOW accounts, savings accounts, and money
     market deposits                                    34,722           17,153
    Net increase (decrease) in certificates of
     deposit with maturities of three months or less   (26,545)           8,164
    Net increase (decrease) in certificates of
     deposit with maturities of more than three
     months                                               (372)          29,097
    Proceeds from exercise of stock options                  -               39
    Proceeds from stock issued under employee
     benefit and dividend reinvestment plans               511              282
    Principal payment on long term debt                    (29)             (27)
    Dividends paid                                          (4)            (358)
											    ----------       ----------
      Net Cash Provided by Financing Activities          8,283           54,350
										    ----------       ----------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                          (13,294)          35,313
Cash and Cash Equivalents at Beginning of Year          68,028           36,173
										    ----------       ----------
Cash and Cash Equivalents
  at September 30, 1996 & 1995                      $   54,734       $   71,486
											    ==========       ==========

See accompanying notes to financial statements

			   FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
			  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
							  (UNAUDITED)
					    (dollars in thousands)

	       NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES


												1996             1995
Net Income                                          $    2,928      $     2,586


Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities


    Depreciation and amortization                          797              457
    Provision for possible credit losses                 1,747            1,669
    (Gain) loss on disposition of property,
     plant & equipment                                     (37)            (107)
    (Increase) decrease in taxes payable                    (3)            (267)
    (Increase) decrease in other assets                   (285)          (1,022)
    Increase (decrease) in interest receivable             442             (497)
    (Increase) decrease in interest payable               (407)             186
    Increase (decrease) in fees and other
     receivables                                          (318)            (205)
    (Increase) decrease in accrued expenses
     and other liabilities                                 775              (89)
    Gain on sale of investments and other assets           (82)             (50)
										    ----------       ----------
	    Total Adjustments                                   2,629               75
											    ----------       ----------

Net Cash Provided by Operating Activities           $    5,557       $    2,661
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

					    SEPTEMBER 30, 1996 AND 1995


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K the year ended December 31, 1995. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE #2 - OTHER EXPENSES


The following is a breakdown of other expenses for the three and nine month periods ended September 30, 1996 and 1995.


			       Nine Months Ended September 30,    Three months Ended September 30,
							    1996         1995                   1996         1995
Data processing                    $   662      $   676                $   212      $   273
Marketing expenses                     583          561                    212          275
Office supplies, postage
  and telephone                        771          808                    234          288
Bank insurance & assessment            436          761                    142          169
Professional expenses                  640          726                    188          205
Litigation Settlement Costs            495            -                      -            -
Provision for OREO loss                195          850                     25          290
Other expenses                       1,910        1,368                    648          515
							   -------      -------                -------      -------
  Total Other Expenses             $ 5,692      $ 5,750                $ 1,661      $ 2,015
							   =======      =======                =======      =======

NOTE #3 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding during each period. Stock options have been excluded from the computation of earning per share, as their effect is immaterial.

The weighted average number of shares used to compute earnings per share was 4,402,531 in 1996 and 4,338,479 in 1995. The weighted average number of shares for 1995 has been adjusted for the 10% stock dividends in 1995 and 1996.

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at September 30, 1996. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at September 30, 1996.

The estimated fair value of the Bank's financial instruments are as follows:

									  SEPTEMBER 30, 1996
							     Carrying Amount            Fair Value
							     ---------------          --------------
Financial Assets                              (dollars in thousands)
  Cash                                    60,561                   60,561
  Investment securities                   33,182                   33,178
  Real estate loans                       20,847                   20,614
  Installment loans                       13,530                   13,550
  Commercial loans                       253,132                  251,712
  Direct lease financing                   2,525                    2,525

Financial Liabilities
  Deposits                               368,903                  369,129
  Long term debt                             179                      179

Unrecognized Financial Instruments
  Commitments to extend credit            34,950                   34,950
  Standby letters of credit                1,588                    1,588

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


General

	Foothill Independent Bancorp (the "Company") is a one-bank holding company. Its principal asset is the common stock of, and its principal operations are conducted by, Foothill Independent Bank, a California state chartered bank (the "Bank"). The Bank accounts for substantially all of the Company's revenues and income.

Results of Operations

	Net Interest Income. Net interest income is the principal determinant of a bank's income. Net interest income represents the difference or "margin" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income is affected by changes in prevailing market rates of interest and in the mix of interest-earning assets and interest-bearing liabilities of the bank. Generally, a bank realizes higher earnings, or yields, on loans than it does on investment securities, Federal funds sold and funds held on deposit with other depository institutions; and a bank pays no interest on demand deposits and interest at lesser rates on savings and money market deposits than it does on time certificates of deposit ("Time Deposits").

	In the third quarter of 1996, net interest income increased by $915,000 or 15.7%, as compared to the same quarter of 1995. That increase in net interest income was primarily attributable to (i) an increase in interest earned on loans, which more than offset decreases in interest earned on investment securities and federal funds sold, and (ii) a 16.5% decline in interest paid on deposits. The increase in interest earned on loans was due to increased lending activity which resulted in an 11.2% increase in the average volume of outstanding loans during the quarter, which was funded primarily with proceeds from maturing investment securities to take advantage of the higher yields that are available on loans. The decline in interest expense in the third quarter of 1996 was due primarily to a reduction in interest rates offered by the Bank on, and a 21.4% decline in the average volume of, Time Deposits during that quarter.

	In the nine months ended September 30, 1996, net interest income increased by $1,261,000 or 7.1% as compared to the same period of 1995.
That increase in net interest income was primarily attributable to increases in interest earned on loans and investment securities, due primarily to increases in the volume of outstanding loans and in the average volume of outstanding investment securities of 9.9% and 7.7%, respectively. The increase in interest income more than offset a $352,000 or 5.0% increase in interest expense that resulted primarily from increases in the volume of savings and money market deposits, as interest paid on Time Deposits during the first nine months of 1996 increased by less than 1%.

	During the nine months ended September 30, 1996, demand, savings and money market deposits increased by $21,739,000, or 18.1%, from the volume of those deposits outstanding at December 31, 1995: while during that same period, Time Deposits in denominations of $100,000 or more, on which the Bank pays interest at its highest rates, declined by $10,034,000 or 16.3%. The shift in deposit mix to a greater percentage of demand, savings and money market deposits resulted in increases in the Bank's net interest margin (i.e., net interest income expressed as a percentage of interest income) during the quarter and nine months ended September 30, 1996, to 72.0% and 74.3%, respectively, from 71.6% and 67.7%, in the same periods of 1995.

	Provision for Possible Loan Losses. The Bank maintains a reserve for possible losses on loans (the "Loan Loss Reserve" or the "Reserve") that occur from time to time as an incidental part of the banking business. Write-offs and reductions in the values of non-performing loans carried on the books of the Bank, due to actual or possible losses on their ultimate recovery, are charged against the Reserve and the Reserve is adjusted periodically to reflect changes in the volume of outstanding loans and leases and increases in the risk of potential losses due to a deterioration in the condition of borrowers, in the value of property securing non-performing loans or in local or general economic conditions. Additions to the Loan
Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." The Bank made provisions for potential loan and lease losses of $722,000 in the third quarter of 1996, as compared to $170,000 in the corresponding quarter of 1995. For the first nine months of 1996 the provision for potential loan and lease losses, inclusive of the provision made in the third quarter, totaled $1,747,000, as compared to $1,670,000 for the first nine months of 1995. The Loan Loss Reserve was $4,235,000, or 1.4% of total loans and leases outstanding at September 30, 1996, as compared to $3,145,000, or 1.3% of total loans and leases outstanding at September 30, 1995. Net loan charge-offs aggregated $1,156,000, or forty-two hundredths of one percent (0.42%) of average loans and leases outstanding, for the nine months ended September 30, 1996. This compares to net loan charge-offs of $1,091,000, or forty-four hundredths of one percent (0.44%) of average loans and leases outstanding, for the nine months ended September 30, 1995.

	Other Income. Other income increased by $330,000 or 32.3% and $504,000 or 14.8%, respectively, in the quarter and nine months ended September 30, 1996, as compared to the same periods of 1995, primarily as a result of increases in fees and service charges that were attributable primarily to increases in the volume of deposit and other banking transactions.

	Other Expense. Other expense, consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs and charges that are periodically made against income to establish reserves for possible losses on the disposition of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as "other real estate owned" or "OREO"). Other expense increased by approximately $221,000 or 4.2% and $1,055,000 or 6.9%, respectively, for the quarter and nine months ended September 30, 1996, as compared to the same periods of 1995, due primarily to (i) increases in salaries and other employee benefits of $471,000 or 19.3%, and $833,000 or 11.6%, respectively, for the quarter and nine months ended September 30, 1996, that were for the most part attributable to staffing requirements for two new banking offices opened by the Bank, respectively, in Corona, California in the third quarter of 1995 and in Chino Hills, California in the first quarter of 1996 and (ii) non-recurring payments aggregating $495,000 in the nine month period ended September 30, 1996, made to settle a lawsuit in the first quarter of 1996. These increases were partially offset by a $655,000 reduction, during the nine months ended September 30, 1996, in the provision for possible losses on other real estate owned that was made possible by the disposition of certain of the OREO properties subsequent to the second quarter of 1995 and a determination by the Bank's management that, after giving effect to those dispositions, reserves for OREO were adequate. Despite the increases in the dollar amounts of other expense, as a percentage of operating income (net interest income plus other income) other expense declined from 76.7% to 67.7% in the quarter ended September 30, 1996, and from 72.5% to 71.5% in the nine months ended September 30, 1996, in each case as compared to the corresponding period of 1995.

Financial Condition and Liquidity

	During the nine months ended September 30, 1996, the Company's total assets increased by approximately $11,198,000 or 2.8%, due to an increase in the average volume of outstanding loans and leases . At September 30, 1996 the Company had adequate cash resources with approximately $38,161,000 of cash held on deposit at other financial institutions, $33,182,000 of investment securities and $22,400,000 in Federal funds sold.

	During the latter half of 1995 and continuing into the first quarter of 1996, the Bank conducted marketing programs designed to attract Time
Deposits in order to increase the Bank's liquidity. As a result, the average volume of Time Deposits in denominations of $100,000 or more ("TCDs"), which bear interest at rates higher than any other types of deposits at the Bank, increased by approximately $14,959,000 during the six months ended December 31, 1995. TCDs often are of a short-term duration and are quite sensitive to changes in interest rates. As a result, reliance on these types of deposits can pose risks for banking institutions. To reduce such risks, the Bank has made it a policy to seek such deposits primarily from existing customers in its local market areas and not to rely on "brokered" deposits, which tend to be more interest-sensitive and volatile.

	Beginning in the first quarter of 1996, the Bank initiated new marketing programs designed to increase the volume of demand, savings and NOW deposits, which are either non-interest bearing or bear interest at rates which are substantially lower than those paid on Time Deposits. At the same time, the Bank began reducing the interest rates it offered on TCDs and other Time Deposits to discourage renewals of existing and purchases of new Time Deposits by customers and, thereby, reduce the volume of those deposits at the Bank. As a result, the volume of demand deposits and savings deposits at the Bank had increased by $12,966,000 and $21,739,000, respectively, at September 30, 1996 from the volumes of those deposits that were outstanding at December 31, 1995 and demand deposits, as a percentage of total deposits, had increased to 29.7% at September 30, 1996 as compared to 26.7% at December 31, 1995. By contrast, at September 30, 1996 the volume of TCDs had decreased by $26,916,000 or 19.8%, from the volume outstanding at December 31, 1995.


	During 1995, the Board of Directors made the decision to discontinue the payment of cash dividends in order to retain internally generated funds to support the growth of the Bank. In addition to the two new offices opened during 1995, the Bank opened its eleventh office, in Chino Hills, California on March 25, 1996. During the first quarter of 1996, the Company declared its second 10% stock dividend in two years, which was distributed on April 5, 1996 and for accounting purposes was recorded as a $3,571,560 reduction in retained earnings, offset by a corresponding $3,571,560 increase in the Company's contributed capital.
See the Condensed Consolidated Statement of Changes in Stockholders'
Equity included elsewhere in this Report. As a result of the increased earnings and the retention of internally generated funds, the Company's shareholders' equity increased by $3,196,000 to $34,238,000 at September
30, 1996, as compared to $31,042,000 at December 31, 1995. As a result of these increases the Bank's "Tier 1 capital ratio" (the ratio of total shareholders' equity-to-total average assets) rose to 8.32% at September 30, 1996, as compared to 7.77% at December 31, 1995, and continued to be above the minimum bank regulatory requirement of 6% that is applicable to the Bank.

	Federal bank regulations also require federally insured banks to meet a "risk-based capital ratio" of 8%. Under those regulations, a bank's assets are weighted according to certain risk formulas; and, the higher the risk profile of a bank's assets, the greater the amount of capital that is required to meet the risk-based capital ratio. An asset that poses no risk, such as a U.S. government security, is weighted at 0% and requires no capital; whereas, a commercial loan or lease is weighted at 100% and requires 100% of the capital requirement (i.e., 8%). Based upon the formulas set forth in the risk-based capital regulations, the Bank's ratio of capital to risk-based assets at September 30, 1996 was 11.90%, which is well in excess of the minimum ratio required by these regulations.

	Under accounting principles that became applicable to the Company in 1994 that address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, the Company is required to report the unrealized gain or loss on securities that are held for sale and certain other equity securities. Since any such gains or losses are unrealized, and any actual gain or loss will not be determined unless and until there is a sale or other disposition of the securities, any unrealized gain is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity, rather than being reflected as income or loss for income statement purposes. At September 30, 1996, the Company recorded a valuation reserve for unrealized losses on such securities aggregating approximately $441,000. Of this amount, $373,000 related to certain investments in mutual funds, which are classified as investments in marketable equity securities, and which the Company has held for several years and intends to continue to hold for the foreseeable future.



	PART II  -  OTHER INFORMATION

ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K

	(A)     Exhibits:

		27.     Financial Data Schedule

	(B)     Reports on Form 8-K:  None.







	SIGNATURES




	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1996 FOOTHILL
INDEPENDENT BANCORP



	By:
			CAROL ANN
GRAF
			First Vice President
			Chief Financial
Officer
			Assistant Secretary






	INDEX TO EXHIBITS




	Sequentially
	Exhibit
	Numbered Page


	Exhibit 27.     Financial Data Schedule                         16