Form 10-K405
period 1996-12-31
FOOTHILL INDEPENDENT BANCORP
filed 1997-03-31
CIK 718903

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ______________________________

                                   FORM 10-K

 (Mark One)
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from ______ to ______

                         Commission file number 0-11337
                      ___________________________________

                          FOOTHILL INDEPENDENT BANCORP
             (Exact name of Registrant as specified in its charter)

               California                                   95-3815805
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

510 South Grand Avenue, Glendora, California                   91741
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         As of March 14, 1997, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $52,453,548.

         As of March 17, 1997, there were 4,541,363 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Form 10-K is incorporated by reference form the Registrant's Definitive Proxy Statement for its 1996 Annual Meeting which will be filed with the Commission on or before April 29, 1997.
                         ______________________________

                                                              Page 1 of __ Pages
                                  Exhibit Index on Sequentially numbered Page __

                                     PART I

ITEM 1.  BUSINESS

         Foothill Independent Bancorp (the "Company") is a one-bank holding company which owns all of the capital stock of Foothill Independent Bank, a California state-chartered bank (the "Bank"), that was organized and commenced business operations in 1973. The business of the Bank is carried on as a wholly-owned subsidiary of the Company. The Company, which was organized in 1982, is a California corporation and is registered under the Bank Holding Company Act of 1956, as amended.

         The Bank

         The Bank was organized as a national banking association under federal law and commenced operations under the name Foothill National Bank on June 1, 1973. The Bank converted from a national banking association to a California state-chartered bank effective July 1, 1979 and changed its name to Foothill Independent Bank. The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is not a member of the Federal Reserve System.

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

         Services Provided by Foothill Independent Bank

         The Bank's organization and operations have been designed to meet the banking needs of individuals and small-to-medium size businesses located in the San Gabriel Valley and the Inland Empire in Southern California, where the Bank conducts its operations. The Bank emphasizes personalized service and convenience of banking and attracts banking customers by offering services that are designed to meet the banking requirements of the customers in its communities. Drive-up or walk-up facilities and 24-hour Automated Teller Machines ("ATM's") are available at ten of its banking offices. The Bank also offers a computerized telephone service which enables customers to obtain information concerning their bank deposit accounts telephonically at any time day or night.

         The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of commercial loans and real estate loans. In addition, the Bank provides safe deposit, collection, travelers checks, notary public and other customary non-deposit banking services.

         Deposits of Foothill Independent Bank

         Deposits represent the Bank's primary source of funds. As of December 31, 1996, the Bank had approximately 15,793 demand deposit accounts representing aggregate deposits of approximately $108,993,000 with an average account balance of $5,591; approximately 8,870 accounts representing approximately $110,586,000 in money market & NOW checking accounts with an average account balance of $12,628; approximately 9,779 accounts representing approximately $33,294,000 in savings deposits with an average account balance of $3,422; and approximately 3,108 accounts representing approximately $118,416,000 in time deposits ("TCD's") with an average account balance of $37,969. Of the total deposits at December 31, 1996, $58,159,000, or 15.8%, were TCD's in denominations of $100,000 or more and $21,444,000, or 5.8%, were municipal and other governmental deposits, both time and demand.

         During the twelve months ended December 31, 1996, average demand deposits increased by approximately $20,726,000 or 25.3%; average money market deposit accounts increased by approximately $137,488,000 or 14.7%; average savings deposits remained substantially unchanged; and average time deposits decreased by approximately $5,810,000 or 4.6%, which was the result of a decrease of $3,653,000 in TCD's in denominations of $100,000 or more and a decrease of approximately $2,157,000 in TCD's of less than $100,000 ("other time deposits").

         Although there are some public agency depositors that carry large deposits with the Bank, the Bank does not believe it is dependent on a single customer or a few customers for its deposits. Most of the Bank's deposits are obtained from individuals and small and moderate size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effect on liquidity which can result from the loss of a substantial depositor. No individual, corporate or public agency depositor accounted for more than approximately 2% of the Bank's total deposits and the five largest deposit accounts represented, collectively, 3.2% of total deposits.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

         The following table sets forth the Company's condensed average balances for each principal category of assets and liabilities and also for stockholders' equity for each of the past three years. Average balances are based on daily averages for the Bank and quarterly averages for the Company, since the Company did not maintain daily average information. Management believes that the difference between quarterly and daily average data (where quarterly data has been used) is not material.

                                                             Year Ended December 31,
                                    ---------------------------------------------------------------------
                                               1996                  1995                    1994
                                    ----------------------   ---------------------   --------------------
                                      Average     Percent      Average    Percent      Average    Percent
                                      Balance    of Total      Balance   of Total      Balance   of Total
                                    ----------   --------    ----------  --------    ----------  --------
                                                           (Dollars in Thousands)
ASSETS
------
Investment Securities
  Taxable                            $ 38,410       9.7%      $ 34,852       9.5%     $ 34,322      11.0%
  Non-Taxable                           7,810       1.9          3,671       1.0         2,698       0.9
Federal Funds Sold                     20,033       5.0         33,762       9.2        12,384       4.0
Due from Banks - Time Deposits          7,391       1.8          2,789       0.8         1,534       0.5
Loans                                 278,560      69.4        250,248      67.9       220,196      70.6
Direct Lease Financing                  2,205       0.6          2,154       0.6         2,095       0.7
Reserve for Loan and Lease Losses      (4,012)     (1.0)        (3,586)     (1.0)       (2,432)     (0.8)
                                     --------     -----       --------     -----      --------     -----
Net Loans and Leases                  276,753      69.0        248,816      67.5       219,859      70.5
                                     --------     -----       --------     -----      --------     -----
  Total Interest Earning Assets       350,397      87.4        323,890      88.0       270,797      86.9

Cash and Non-Interest Earning
  Assets                               29,308       7.3         24,712       6.7        23,288       7.5
Net Premises, Furniture and
  Equipment                             7,477       1.9          6,924       1.9         7,656       2.5
Other Assets                           13,726       3.4         13,026       3.4        10,133       3.1
                                     --------     -----       --------     -----      --------     -----
  Total Assets                       $400,908     100.0%      $368,552     100.0%     $311,874     100.0%
                                     ========     =====       ========     =====      ========     =====
LIABILITIES AND STOCKHOLDERS EQUITY

Savings Deposits(1)                  $140,258      35.0%      $127,467      34.6%     $123,659      39.7%
Time Deposits                         121,453      30.3        127,263      34.5        91,485      29.3
Long-term Borrowings                      190        --            228       0.1           294       0.1
                                     --------     -----       --------     -----      --------     -----
  Total Interest-Bearing
    Liabilities                       261,901      65.3        254,958      69.2       215,438      69.1

Demand Deposits                       102,802      25.7         82,076      22.3        68,683      22.0
Other Liabilities                       2,898       0.7          2,148       0.6         1,836       0.6
                                     --------     -----       --------     -----      --------     -----
Total Liabilities                     367,601      91.7        339,182      92.1       285,957      91.7
Stockholders' Equity                   33,307       8.3         29,370       7.9        25,917       8.3
                                     --------     -----       --------     -----      --------     -----
    Total Liabilities and
       Stockholders' Equity          $400,908     100.0%      $368,552     100.0%     $311,874     100.0%
                                     ========     =====       ========     =====      ========     =====

---------------------
(1) Includes NOW, Super NOW and Money Market Account.

Interest Rates and Differentials

         The Company's earnings depend primarily upon the difference between the interest income the Bank earns on loans, investment securities and other interest-earning assets and the Bank's cost of funds, principally interest paid on savings and time deposits. Interest rates charged on the Bank's loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company's control, such as Federal economic and tax policies, general supply of money in the economy, governmental budgetary actions, and the actions of the Federal Reserve Board. (See "Business -- Effect of Governmental Policies and Recent Legislation.")

         Information concerning average interest earning assets and interest bearing liabilities, along with the average interest rates earned and paid thereon is set forth in the following table. Averages were computed based upon daily balances.

                                                                Year Ended December 31,
                                      ---------------------------------------------------------------------------------
                                                1996                        1995                      1994
                                      --------------------------  ------------------------  ---------------------------
                                      Average            Average  Average          Average  Average             Average
                                      Balance   Interest  Rate    Balance Interest   Rate   Balance   Interest    Rate
                                      --------------------------  ------------------------  ---------------------------
                                                                (Dollars in Thousands)
EARNING ASSETS:
Investment Securities
  U.S. Treasury....................   $  4,025  $   236    5.9%  $ 10,080  $   468    4.6%  $ 30,986   $ 1,080    3.5%
  U.S. Government Agencies.........     31,253    1,743    5.6     22,441    1,445    6.4      1,609       227   14.1
  Municipal Leases(1)..............      7,810      589    7.5      3,671      240    6.5      2,698       131    4.9
  Other Securities.................      3,132      192    6.1      2,331      132    5.7      1,727       138    8.0
                                      -----------------          -----------------          ------------------
    Total Investment Securities....     46,220    2,760    6.0     38,523    2,285    5.9     37,020     1,576    4.3
  Federal Funds Sold...............     20,033    1,070    5.3     33,762    1,944    5.8     12,384       524    4.2
Due from Banks - Time Deposits.....      7,391      402    5.4      2,789      165    5.9      1,534        60    3.9
Loans(2)...........................    278,560   30,939   11.1    250,248   28,872   11.5    220,196    25,348   11.5
Lease Financing(1).................      2,205      185    8.4      2,154      276   12.8      2,095       299   14.3
                                      -----------------          -----------------          ------------------
    Total Interest-Earning
       Assets(1)...................   $354,409  $35,356   10.0%  $327,476  $33,542   10.2%  $273,229   $27,807   10.2%
                                      =================          =================          ==================

                                                                Year Ended December 31,
                                      ---------------------------------------------------------------------------------
                                                1996                        1995                      1994
                                      --------------------------  ------------------------  ---------------------------
                                      Average            Average  Average          Average  Average             Average
                                      Balance   Interest  Rate    Balance Interest   Rate   Balance   Interest    Rate
                                      --------------------------  ------------------------  ---------------------------
INTEREST BEARING LIABILITIES:
Domestic Deposits and
  Borrowed Funds:
    Savings Deposits (3)............. $140,258   $3,100    2.2%   $127,467  $2,602   2.0%   $123,659   $2,160     1.7%
    Time Deposit.....................  121,453    6,750    5.6%    127,263   7,149   5.6%     91,485    3,876     4.2%
    Long-Term Borrowings.............      190       19   10.0%        228      35  15.4%        294      170    57.8%
                                      -----------------           ----------------          -----------------
  Total Interst-Bearing Liabilities.. $261,901   $9,869    3.8%   $254,958  $9,786   3.8%   $215,438   $6,206     2.9%
                                      =================           ================          =================

    The table below shows the net interest earnings and the net yield on average earning assets:

                                                                   1996             1995             1994
                                                                 --------         --------         --------
Total Interest Income(1)(2)....................................  $ 35,356         $ 33,542         $ 27,807
Total Interest Expense(3)......................................  $  9,869         $  9,786         $  6,206
Net Interest Earnings(1)(2)....................................  $ 25,487         $ 23,756         $ 21,601
Net Average Earning Assets(2)..................................  $354,409         $327,450         $273,229
Net Yield on Average Earning Assets(1)(2)......................       7.2%             7.3%             7.9%
Net Yield on Average Earning Assets
 (excluding Loan Fees)(1)(2)...................................       6.4%             6.6%             6.7%

----------------------
(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate
         37.0 percent for 1996, 37.1 percent for 1995 and 37.9 percent for 1994.

(2) Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $4,012,000 in 1996, $3,586,000 in 1995 and
         $2,432,000 in 1994.  Loan fees of $2,891,000 in 1996, $2,141,000 in
         1995 and $3,372,000 in 1994 are included in loan interest income. Average loan balances include loans placed on non-accrual status during the period presented, but interest on such loans is excluded. There were twenty-one non-accruing loans at December 31, 1996, forty-five at December 31, 1995 and sixty at December 31, 1994.

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

                                   INVESTMENT
                                   SECURITIES
                              ------------------
                                                 FEDERAL             DIRECT
                                         NON-     FUNDS              LEASE      TIME
INTEREST EARNED ON:           TAXABLE TAXABLE(1)  SOLD    LOANS(2) FINANCING  DEPOSITS   TOTAL
-------------------           ------- ---------- -------  -------- ---------  --------  -------
                                                (In Thousands)
1996 compared to 1995-
Increase (decrease) due to:
    Volume Changes              $206    $373    $ (742)  $ 3,407     $  7      $251    $ 3,502
    Rate Changes                 (80)    (24)     (132)   (1,340)     (98)      (14)    (1,688)
                                ----    ----    ------   -------     ----      ----    -------
  Net Increase (Decrease)       $126    $349    $ (874)  $ 2,067     $(91)     $237    $ 1,814
                                ====    ====    ======   =======     ====      ====    =======
1995 compared to 1994-
Increase (decrease) due to:
    Volume Changes              $ 21    $121    $1,175   $ 2,326     $  8      $ 65    $ 3,716
    Rate Changes                 579     (12)      245     1,198      (31)       40      2,019
                                ----    ----    ------   -------     ----      ----    -------
Net Increase (Decrease)         $600    $109    $1,420   $ 3,524     $(23)     $105    $ 5,735
                                ====    ====    ======   =======     ====      ====    =======

                              SAVINGS      TIME      LONG TERM    REPURCHASE
INTEREST PAID ON:             DEPOSITS   DEPOSITS   BORROWING(3)  AGREEMENTS  TOTAL
-----------------             --------  ----------  ------------  ----------  ------
1996 compared to 1995-
Increase (decrease) due to:
    Volume Changes              $273       $(324)      $ (16)        $ -      $  (67)
    Rate Changes                 225         (75)          -           -         150
                                ----      ------       -----         ---      ------
Net Increase (Decrease)         $498      $ (399)      $ (16)        $ -      $   83
                                ====      ======       =====         ===      ======
1995 compared to 1994-
Increase (decrease) due to:
    Volume Changes              $ 68      $1,785       $(135)        $ -      $1,718
    Rate Changes                 374       1,488           -           -       1,862
                                ----      ------       -----         ---      ------
Net Increase (Decrease)         $442      $3,273       $(135)          -      $3,580
                                ====      ======       =====         ===      ======

------------------
(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 37.0% for 1996 and 37.1% for 1995.

(2) Includes an increase in loan fees of $750,000 in 1996 and a decrease of $1,231,000 in 1995.

(3) Long term borrowings in 1996 and 1995 consist of an obligation secured by deed of trust that bears interest at 10.0%. In 1994 such borrowings also included an unsecured note, at 1 % over the City National Bank Base Prime Rate (which was 8.5% at December 31, 1994), that was repaid in April 1994.

INVESTMENT PORTFOLIO

         The objectives of the Bank's investment policy is to manage interest rate risk, provide adequate liquidity and reinvest in its community while maximizing earnings with a portfolio of investment-grade securities. Each security purchased is subject to the credit and maturity guidelines defined in the investment policy and is reviewed regularly to verify its continued credit worthiness.

         Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, " Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and reclassified its investment security portfolio to differentiate between Investment Securities Held-to-Maturity and Investment Securities Available-For-Sale. Previously, the investment securities were carried at cost, adjusted for the accretion of discounts and amortization of premiums. The classification of securities is made by management at the time of acquisition.

         The following table summarizes the components of the Company's investment securities at the dates indicated (in thousands):

                                                                 December 31,
                                      -------------------------------------------------------------------
                                              1996                   1995                    1994
                                      -------------------    --------------------   ---------------------
                                      Amortized    Market    Amortized     Market   Amortized      Market
                                         Cost       Value      Cost        Value       Cost        Value
                                      ---------    ------    ---------    -------   ---------     -------
INVESTMENT SECURITIES
HELD-TO-MATURITY:
---------------------
U.S. Treasury and Agency               $ 2,796     $2,800     $19,735     $19,815     $17,451     $17,264
State and Political Subdivisions         2,529      2,538       3,506       3,517       2,759       2,677
Other Securities                           250        250         250         250         250         250
                                       -------     ------     -------     -------     -------     -------
  Total Investment Securities          $ 5,575     $5,588     $23,491     $23,582     $20,460     $20,191
                                       =======     ======     =======     =======     =======     =======
INVESTMENT SECURITIES
AVAILABLE-FOR-SALE
---------------------
U.S. Treasury and Agency               $31,877     $31,800    $11,804     $11,811     $ 8,921     $ 8,917
State and Political Subdivisions(1)      4,772       4,792      4,434       4,477          --          --
Other Securities                         3,238       2,885      2,707       2,455       1,982       1,600
                                       -------     -------    -------     -------     -------     -------
                                       $39,887     $39,477    $18,945     $18,743     $10,903     $10,517
                                       =======     =======    =======     =======     =======     =======

_________________________

(1) Includes, in 1996 and 1995, non-rated certificates of participation evidencing ownership interests in the California Statewide Communities Development Authority - San Joaquin County Limited Obligation Bond Trust with book values of $4,428,000 and $4,434,000 and market values of $4,452,000 and $4,477,000 at December 31, 1996 and 1995, respectively.

        The following table shows the maturity of investment securities at December 31, 1996, and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 37.0% tax rate) of such securities.

                                                    AFTER ONE        AFTER FIVE
                                    WITHIN         BUT WITHIN        BUT WITHIN         AFTER
                                   ONE YEAR        FIVE YEARS         TEN YEARS       TEN YEARS
                                --------------   --------------     -------------   -------------
                                AMOUNT   YIELD   AMOUNT   YIELD     AMOUNT  YIELD   AMOUNT  YIELD
                                -------  -----   -------  -----     ------  -----   ------  -----
INVESTMENT SECURITIES
HELD-TO-MATURITY:
---------------------
U.S. Treasury and Agencies      $ 2,399   5.81%  $   397   5.25%    $    -     -%     $  -     -%
State and Political                 420   3.80     1,860   4.36        249  4.20         -     -
Other Securities                    250      -         -      -          -     -         -     -
                                -------   ----   -------   ----     ------  ----      ----  ----
                                $ 3,069   4.86%  $ 2,257   4.52%    $  249  4.20%     $  -     -%
                                =======   ====   =======   ====     ======  ====      ====  ====
INVESTMENT SECURITIES
AVAILABLE-FOR-SALE
---------------------
U.S. Treasury and Agencies      $23,879   5.71%  $ 7,921   5.78%    $    -     -%     $  -     -%
State and Political                   -      -     1,642   5.99      3,150  5.99         -     -
Other Securities                  1,238      -     1,647      -          -     -         -     -
                                -------   ----   -------   ----     ------  ----      ----  ----
                                $25,117   5.43%  $11,210   5.86%    $3,150  5.99%     $  -     -%
                                =======   ====   =======   ====     ======  ====      ====  ====
Total Investment Securities     $28,186   5.37%  $13,467   5.64%    $3,399  5.86%     $  -     -%
                                =======   ====   =======   ====     ======  ====      ====  ====

LOAN PORTFOLIO

         The following table sets forth the amount of loans outstanding at December 31 of each of the years in the five year period ended December 31, 1996.

                                                              December 31,
                                           -------------------------------------------------
                                             1996       1995      1994      1993      1992
                                           --------   --------  --------  --------  --------
                                                           (In Thousands)
TYPES OF LOANS
Domestic:
  Commercial, Financial and Agricultural   $ 40,979   $ 44,801  $ 67,551  $ 46,813  $ 40,942
  Real Estate Construction                   12,008     32,745    33,155    14,906    15,280
  Real Estate Mortgage(1)                   231,012    171,321   129,650   112,472    93,621
  Consumer Loans                              8,157     10,887    15,986    18,606    15,057
  Lease Financing(2)                          2,864      2,086     3,727     2,189    23,872
  All Other Loans (including overdrafts)        407        178       112       178        34
                                           --------   --------  --------  --------  --------
Subtotal:                                   295,427    262,018   250,181   195,164   188,806

Less:
  Unearned Discount                            (797)      (864)   (1,165)     (928)     (605)
  Reserve for Loan and Lease Losses          (4,744)    (3,644)   (3,145)   (2,328)   (2,168)
                                           --------   --------  --------  --------  --------
Total:                                     $289,886   $257,510  $245,871  $191,908  $186,033
                                           ========   ========  ========  ========  ========

----------------

(1) A portion of these loans were made, not for the purpose of financing real properties, but for commercial or agricultural purposes. However, in accordance with the Bank's credit policies, such loans were secured by deeds of trust on real properties and, therefore, are classified as real estate mortgage loans.

(2) Lease financing includes residual values of $33,000 for 1996; $322,000 for 1995; $567,000 for 1994; $1,397,000 for 1993 and $2,582,000 for
         1992, and is net of unearned income of $329,000 for 1996; $252,000 for 1995; $391,000 for 1994; $491,000 for 1993 and $4,375,000 for 1992.
         The significant decline in Lease Financing was due primarily to the sale in 1993 of a portfolio of $19,000,000 of municipal leases by the Bank, and the use of the proceeds thereof primarily to fund new loans and purchase additional investment securities.

MATURITIES AND SENSITIVITIES TO INTEREST RATES

        The following table shows the maturities and sensitivities to changes in interest rates on loans outstanding at December 31, 1996.

                                                        MATURING
                                        -----------------------------------------
                                         WITHIN     ONE TO     AFTER FIVE
                                        ONE YEAR  FIVE YEARS     YEARS      TOTAL
                                        --------  ----------   ----------  --------
                                                     (In Thousands)
Domestic:
  Commercial and Agricultural           $20,463    $ 15,213     $ 5,303    $ 40,979
  Real Estate Construction               10,259       1,188         561      12,008
  Real Estate Mortgage                   49,874     104,792      76,346     231,012
  Consumer Loans                          3,464       4,554         139       8,157
  Lease Financing                         1,205       1,469         190       2,864
  All Other Loans                           278         115          14         407
                                        -------    --------     -------    --------
    Total                               $85,543    $127,331     $82,553    $295,427
                                        =======    ========     =======    ========

         Of the total amount of loans (exclusive of loans on non-accrual status) outstanding as of December 31, 1996 that had maturities of more than one year, $119,455,000 had predetermined, or fixed, rates of interest and $90,429,000 had floating or adjustable rates of interest.

ASSET/LIABILITY MANAGEMENT

         The table below sets forth information concerning the interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1996. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

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

                                                         Over Three   Over One
                                                 Three     Through      Year        Over        Non-
                                                 Months    Twelve      Through      Five      Interest
                                                or Less    Months    Five Years    Years      Bearing      Total
                                                -------  ----------  ----------   --------    --------    --------
                                                                        (Dollars in Thousands)
ASSETS
Interest-bearing deposits in banks              $ 3,362    $   595    $      -    $     -     $      -    $  3,957
Investment securities                            23,974      6,367      12,883         595       1,233      45,052
Federal Funds Sold                               14,900          -           -           -           -      14,900
Net loans                                        28,686     59,231     112,629      83,225       6,115     289,886
Noninterest-earning assets                            -          -           -           -      56,710      56,710
                                                -------    -------    --------    --------    --------    --------
  Total assets                                  $70,922    $66,193    $125,512    $ 83,820    $ 64,058    $410,505
                                                -------    -------    --------    --------    --------    --------

LIABILITIES AND STOCKHOLDER'S EQUITY:
Noninterest-bearing deposits                    $     -    $     -    $      -    $      -    $108,670    $108,670
Interest-bearing deposits                        75,032     50,899      21,261     115,104           -     262,296
Short-term borrowings                                 -          -           -           -           -           -
Long-term borrowings                                  9         27         132           -           -         168
Other liabilities                                     -          -           -           -       3,149       3,149
Stockholders' equity                                  -          -           -           -      36,222      36,222
                                                -------    -------    --------    --------    --------    --------
Total liabilities and stockholders equity       $75,041    $50,926    $ 21,393    $115,104    $148,041    $410,505
                                                -------    -------    --------    --------    --------    --------
Interest rate sensitivity gap                   $(4,119)   $15,267    $104,119    $(31,284)   $(83,983)   $      -
                                                =======    =======    ========    ========    ========    ========
Cumulative interest rate sensitivity gap        $(4,119)   $11,148    $115,267    $ 83,983    $      -    $      -
                                                =======    =======    ========    ========    ========    ========

RISK ELEMENTS

         Non-accrual, Past Due and Restructured Loans

                                                            December 31,
                                        ---------------------------------------------------
                                          1996       1995      1994        1993      1992
                                        -------    -------    -------    -------    -------
                                                          (In Thousands)
Loans More Than 90 Days Past Due(1):
  Aggregate Loan Amounts:
  Commercial..........................  $   500    $   584    $   281    $    92    $2,349
  Real Estate.........................    2,328        869      2,117          -       116
  Consumer............................        1          3         51         36         7
  Aggregate Leases....................        -          -          -          -         -
Troubled Debt Restructurings(2).......    4,787      6,397      1,337        640       903
Non-Accrual Loans(3)..................   11,623     12,620      8,621      9,424     3,963
                                        -------    -------    -------    -------    ------
                                        $19,239    $20,473    $12,407    $10,192    $7,338
                                        =======    =======    =======    =======    ======

----------------
(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.

(2) Troubled Debt Restructuring are loans which have been renegotiated to provide a deferral of interest or principal. The terms of the restructured loans did not involve any deferrals of interest and interest collected in 1996, 1995, 1994, 1993 and 1992 were the same amounts that would have been collected in accordance with the original terms of the loans.

(3) Ordinarily, a loan is placed on non-accrual status (that is, accrual of interest on the loan is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely. There were twenty-one loans on non-accrual status at December 31, 1996; forty-five loans at December 31, 1995; sixty loans at December 31, 1994; thirty-one loans at December 31, 1993 and sixteen loans at December 31, 1992. The amount of interest that would have been collected on these loans had they remained current in accordance with their original terms was $1,488,000 in 1996, $985,000 in 1995,
         $510,000 in 1994, $504,000 in 1993 and $262,000 in 1992.

         Effective January 1, 1995 the Company adopted Statement of Financial Accounting Standards N. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loans' original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Company's consolidated financial statements as the Bank's existing policy of measuring loan impairment is consistent with methods prescribed in these standards.

         The Bank considers a loan to be impaired when, based upon current information and events, it believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Bank principally evaluates those loans, both performing and non-performing, that are large non-homogenous loans in its commercial and real estate mortgage and construction loan portfolios which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. In general, payment delays of less than 90 days or payment shortfalls of less than 1% are deemed insignificant and would not necessarily result in classification of a loan as impaired. However, management considers all non-accrual loans to be impaired. The Bank does not consider all non-accrual loans to be impaired. The Bank does not consider smaller balance, homogenous loans in determining loan impairment. These loans include consumer installment, credit card and direct lease financing.

         Loans identified as impaired are placed on non-accrual status and are evaluated for write-off, write-down or renegotiation with the borrower. Impaired loans are charged-off when the possibility of collecting the full balance of the loan becomes remote. The reserves set aside for possible losses related to impaired loans totaled approximately, $485,000 for the year ended December 31, 1996 and were included in the Bank's Reserve for Loan Losses at December 31, 1996. The average balance of the impaired loans amounted to approximately $10,314,000 for the year ended December 31, 1996. Cash receipts during 1996 applied to reduce principal balances and recognized as interest income were approximately $2,073,000 and $137,000, respectively. For additional information regarding SFAS 114, see Note 5 to the Company's Consolidated Financial Statements set forth in part II, Item 8 of this Report.

Potential Problem Loans
-----------------------

         At December 31, 1996, there were no loans on accrual status where there were serious doubts as to the ability of the borrower to comply with then present loan repayment terms.

Foreign Outstanding
-------------------

         The Bank did not have any loans, acceptances, interest-bearing deposits or other monetary assets of any foreign country.

Loan Concentrations
-------------------

         The Bank does not have loans made to borrowers who are engaged in similar activities where the aggregate amount of the loans exceeds 10% of their loan portfolio that are not broken out as a separate category in the loan portfolio.

Other Interest-Bearing Assets
-----------------------------

         The Bank does not have any interest-bearing assets as to which management believes that recovery of principal or interest thereon is at significant risk.

Summary of Loan and Lease Loss Experience

         The following table sets forth an analysis of the Bank's loan and lease loss experience, by category, for the past five years.

                                                                    Year Ended December 31,
                                                     ----------------------------------------------------
                                                       1996       1995       1994       1993       1992
                                                     --------   --------   --------   --------   --------
                                                                    (Dollars in Thousands)
Average amount of loans and
  leases outstanding(1)                              $280,765   $252,402   $222,291   $183,401   $196,752
                                                     ========   ========   ========   ========   ========
Loan and lease loss reserve
  balance at beginning of year                       $  3,644   $  3,145   $  2,328   $  2,168   $  2,027
                                                     --------   --------   --------   --------   --------
Charge-Offs:
  Domestic:
   Commercial, financial and agricultural                 (96)    (1,414)    (1,114)      (773)    (1,380)
   Real Estate-construction                                 -          -          -          -          -
   Real Estate-mortgage                                (1,365)      (543)      (516)       (84)         -
   Consumer Loans                                        (142)      (109)      (207)       (94)       (58)
   Lease Financing                                          -          -          -          -          -
                                                     --------   --------   --------   --------   --------
                                                       (1,603)    (2,066)    (1,837)      (951)    (1,438)
   Foreign:                                                 -          -          -          -          -
                                                     --------   --------   --------   --------   --------
Recoveries:
  Domestic:
    Commercial, financial and agricultural           $    295   $    284   $     78   $     75   $      9
    Real Estate-construction                                -          -          -          1          -
    Real Estate-mortgage                                  152        186        140          -          -
    Consumer Loans                                         56         79         72         10         15
    Lease Financing                                         -          -          -          -          -
                                                     --------   --------   --------   --------   --------
                                                          503        549        290         86         24
    Foreign:                                                -          -          -          -          -
                                                     --------   --------   --------   --------   --------
Net Charge-Offs                                        (1,100)    (1,517)    (1,547)      (865)    (1,414)
Additions charged to operations                         2,200      2,016      2,364      1,025      1,555
                                                     --------   --------   --------   --------   --------
Loan and lease loss reserve
  balance at end of year                             $  4,744   $  3,644   $  3,145   $  2,328   $  2,168
                                                     ========   ========   ========   ========   ========
Ratios:

Net charge-offs during the year
  to average loans and leases
  outstanding during the year                            0.39%      0.60%      0.69%      0.47%      0.72%
Loan loss reserve to total gross loans                   1.61%      1.39%      1.26%      1.20%      1.17%
Net loan charge-offs to loan loss reserve               23.19%     41.63%     49.19%     37.16%     65.22%
Net loan charge-offs to provision for loan losses       50.00%     75.25%     65.44%     84.39%     90.93%
Loan loss reserve to non-performing loans(2)            32.82%     25.88%     28.41%     24.37%     33.69%

-----------

(1) Net of unearned discount.

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

         The relatively higher levels of loan charge-offs during the past five years were due primarily to the continuing severity and duration of economic recession in Southern California which, it now appears, began in the second half of 1990. The recession resulted in an increase in loan delinquencies and defaults by borrowers and forced the Bank, like many other banks in Southern California, to rely more heavily on sales of the assets collateralizing the defaulted loans for their repayment. However, at the same time, the recession caused a decline in the realizable value of such assets, making it more difficult for banks to obtain full recovery of defaulted loans. These circumstances led the Bank, as well as many other banks in Southern California, to reduce the amounts at which the loans of the affected borrowers were carried on its books to amounts which, based on conservative valuation approaches mandated by federal and state banking regulators, could be expected to be recovered from the borrowers or from the sale of the assets collateralizing the loans.

         These loan charge-offs were, in accordance with applicable accounting principles, applied against the reserves that the Bank had established for potential loan losses. As a consequence, it was necessary for the Bank to replenish the reserve through additional "provisions" charged against operating income and bring the reserve back to a level which management of the Bank deemed adequate in light of economic conditions.

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

         The reserve for possible loan losses should not be interpreted as an indication that charge-offs will occur in the amounts or proportions shown in the table above, or that the allocation of the reserve set forth in the table below indicates future charge-off trends. While management believes that the reserve for loan losses is adequate, future additions to the reserve can be expected as a result of any of a number of factors, including changes in prevailing economic conditions in the Bank's market areas and the incurrence of currently unanticipated losses on loans in the loan portfolio due to deterioration in the financial condition of the borrowers. In addition, both Federal and state banking regulatory agencies, as an integral part of their periodic oversight examinations of the Bank, routinely review the loan loss reserve and often recommend additions to the reserve based on their evaluation of the loan portfolio.

         Allocation of Reserve for Loan Losses
         -------------------------------------

         The loan loss reserve is allocated among the different loan categories, as set forth in the table below, as a result of the differing levels of risk associated with each loan category. The allocation is made based on historical loss experience within each category and management's periodic review of loans in the loan portfolio. However, the reserves allocated to specific loan categories are not the total amounts available for future losses that might occur within such categories because the total reserve is the general reserve applicable to the entire portfolio.

                                                                 Year Ended December 31,
                                                ------------------------------------------------------------
                                                       1996                1995                 1994
                                                -------------------  ------------------   ------------------
                                                             % of                % of                 % of
                                                Reserve    Loans to  Reserve   Loans to   Reserve   Loans to
                                                 Loan       Total     Loan       Total      Loan      Total
                                                Losses      Loans    Losses      Loans     Losses     Loans
                                                -------    --------  -------   --------   -------   --------
                                                                    (Dollars in Thousands)
Domestics:
  Commercial, Financial and Agricultural        $1,148      13.87%   $1,093      17.10%    $1,493     27.00%
  Real Estate-construction                         169       4.06%      194      12.50%       459     13.25%
  Real Estate-mortgage                           2,899      78.20%    1,603      65.38%     1,215     51.82%
  Installment loans to individuals                  77       2.76%      293       4.15%       210      6.39%
  Lease financing                                   17       0.97%       13       0.80%        18      1.49%
  Other                                            434       0.14%      448       0.07%      (250)     0.05%
                                                ------     ------    ------     ------     ------    ------
                                                $4,744     100.00%   $3,644     100.00%    $3,145    100.00%
                                                ======     ======    ======     ======     ======    ======


                                                        Year Ended December 31,
                                                ---------------------------------------
                                                      1993                 1992
                                                ------------------  -------------------
                                                            % of                 % of
                                                Reserve   Loans to  Reserve    Loans to
                                                 Loan      Total      Loan      Total
                                                Losses     Loans     Losses     Loans
                                                -------   --------  -------    --------
Domestic:
  Commercial, Financial and Agricultural        $1,084      23.99%   $1,153      21.69%
  Real Estate-construction                         189       7.64%      152       8.09%
  Real Estate-mortgage                             871      57.63%      587      49.59%
  Installment loans to individuals                 152       9.53%      125       7.97%
  Lease financing                                    7       1.12%       16      12.64%
  Other                                             25       0.09%      135       0.02%
                                                ------     ------    ------     ------
                                                $2,328     100.00%   $2,168     100.00%
                                                ======     ======    ======     ======

DEPOSITS

         The average amount (in thousands) of and the average rate paid on deposits is summarized below:

                                                  1996                 1995                1994
                                           -----------------    ----------------    ------------------
                                           Average   Average    Average  Average    Average    Average
                                           Balance     Rate     Balance    Rate     Balance      Rate
                                           --------  -------    -------- -------    --------   -------
In Domestic Offices:
   Noninterest bearing demand deposits     $102,802      -      $ 82,076      -     $ 68,683        -
   Savings Deposits(1)                      140,258   2.21%      127,467   2.00%     123,659     1.70%
   Time Deposits                            121,453   5.56%      127,263   5.60%      91,485     4.20%
                                           --------             --------            --------
        Total Deposits                     $364,513   2.70%     $336,806   2.90%    $283,827     2.13%
                                           ========             ========            ========

--------------

(1)     Includes NOW, Super NOW, and Market Deposit Accounts.

         Set forth below is maturity schedule of domestic time certificates of deposits of $100,000 or more:

                                                             DECEMBER 31,
                                                                 1996
                                                             ------------
                                                            (In Thousands)
        Three Months or Less                                   $11,723
        Over Three through Six Months                            9,626
        Over Six through Twelve Months                          15,356
        Over Twelve Months                                      21,454
                                                               -------
                                                               $58,159
                                                               =======

RETURN ON EQUITY AND ASSETS

         The following table sets forth the ratios of net income to average total assets (return on assets), net income to average equity (return on equity), dividends declared per share to net income per share (dividend payout ratio), and average equity to average total assets (equity to asset ratio).


        RETURN ON EQUITY AND ASSETS
        ---------------------------
                                                   1996      1995      1994
                                                   ----      ----      ----
        Return on Assets                           1.04%     0.97%     1.19%
        Return on Equity                          12.56%    11.90%    13.33%
        Dividend Payout Ratio                         -         -     40.82%
        Equity to Asset Ratio                      8.31%     8.13%     8.31%

Competition
-----------

         The banking business in the Bank's marketing areas is highly competitive. In those areas, the Bank competes for loans and deposits with other commercial banks, including branches of most of California's major banks, many of which have greater financial, marketing and other resources than those of the Bank. Larger commercial banks have greater lending limits than the Bank and offer certain services, such as trust services, which the Bank does not offer directly. Competition is expected to continue to increase as a result of legislation passed in California in 1986 which permits bank holding companies in other states to acquire California banks and bank holding companies. See "Effects of Governmental Polices and Recent Legislation." The Bank also competes with savings and loan associations, finance companies, credit unions, mortgage companies, insurance companies, brokerage firms, leasing companies and other financial institutions in its market areas. In competing with other financial institutions, the Bank places emphasis on providing a high level of personal service and convenience to its customers and conducts local advertising and promotional programs and activities in its market areas.

Supervision and Regulation
--------------------------

         Regulations Applicable to the Company
         -------------------------------------

         The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act (the "Act"). The Act requires every bank holding company to obtain the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or the FRB") before it may acquire substantially all of the assets of any bank or acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Federal Reserve Board may not approve the acquisition by the Company of voting shares, or substantially all the assets, of any bank located in any state other than California unless the laws of such state specifically authorize such an acquisition.

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

         In connection with its regulation and supervision of bank holding companies, the FRB has established capital maintenance guidelines, under which, on a consolidated basis, a bank holding company must maintain a minimum ratio of total capital (inclusive of loan loss reserves)-to-total assets of not less than 6.0% and a ratio of primary capital to total assets of not less than 5.5%. The FRB utilizes total capital "zones" whereby a banking organization with a ratio of total capital to total assets of less than 6% will be considered undercapitalized, absent extenuating circumstances. Institutions with a total capital ratio of 6-7% may be considered to be adequately capitalized if other financial and managerial factors are satisfactory. Institutions with a total capital ratio in excess of 7% will generally be considered to be adequately capitalized unless there are significant adverse financial and managerial factors present. Regardless of the level of total capital, a banking organization with a primary capital ratio of less than 5.5%% will generally be considered undercapitalized. At December 31, 1996 the Company, on a consolidated basis, had total and primary capital of approximately $39,637,000 and a primary capital-to-asset ratio of approximately 9.7%.

         Under FRB capital adequacy guidelines, bank holding companies are also required to maintain a minimum level of "qualifying capital" determined on the basis of a holding company's total consolidated weighted risk assets. For purposes of satisfying the FRB guidelines, "qualifying Capital" equals "core capital" plus "supplementary capital" less certain required deductions. Core capital consists of common stock, related surplus and retained earnings (net of treasury stock), perpetual preferred stock in an aggregate amount of up to 25% of total core capital including such stock, and minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital consist of allowances for loan and lease losses in an amount of up to 1.25% of total weighted risk assets, perpetual preferred stock, long-term preferred stock with a maturity of twenty years or more and related surplus (to the extent not included as core capital), certain "hybrid" capital instruments (i.e., instruments having characteristics of both debt and equity), mandatory convertible debt, term subordinated debt and intermediate-term preferred stock in an aggregate amount of up to 50% of core capital (net of goodwill), and perpetual debt. The amounts to be deducted from capital to determine qualifying capital consist of goodwill, which must be deducted from core capital, and investments in certain subsidiaries and reciprocal holdings of capital instruments (i.e., cross-holdings resulting from formal or informal arrangements in which two or more banking organizations swap, exchange or other wise agree to hold each other's capital instruments), 50% of which generally must be deducted from core capital and 50% from supplementary capital.

         Total weighted risk assets, for purposes of the FRB guidelines, is determined by assigning to one of four risk categories the holding company's consolidated assets and credit equivalent amounts of off-balance sheet items. The dollar amount of the items in each category will then be multiplied by the risk weight assigned to that category (i.e., 0%, 20%, 50% or 100%). The resulting weighted values from each risk category will be added together and the sum of such values will constitute the holding company's total weighted risk assets. Total qualifying capital is divided by total weighted risk assets to determine the holding company's risk-based capital ratio. The guidelines require that all bank holding companies must have a minimum ratio of qualifying capital to total weighted risk assets of 8% and a minimum ratio of core capital-to-total weighted risk assets of 4%. At December 31, 1996, the Company's risk-based capital ratio, determined in accordance with the FRB regulations, was 12.4% which exceeds the minimum ratio required to comply with those regulations.

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

         The Bank is subject to restrictions applicable to the payment of cash dividends to the Company, which are the principal source of cash available for the payment of dividends by the Company to its shareholders. Under California law, the approval of the California Superintendent of Banks is required before a state-chartered bank, such as the Bank, may declare a dividend which would exceed the lesser of: (i)the Bank's retained earnings or (ii) its net income for the immediately preceding three years (after deducting all dividends paid during that period). At December 31, 1996, the maximum dividend payable by the Bank to the Company under these restrictions would have been $9,784,301. See "Item 5. - Dividends" below.

         Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, acting directly or indirectly or through or in concert with one or more person, generally must give 60 days' prior written notice to the FRB. "Control" exists when the acquiring party has voting control of at least 25 percent of the insured institution's voting power, or the power directly or indirectly, to direct the management or policies of such bank. Under FRB regulations, the power to direct the management or policies of a an holding company is presumed to exist where the acquiring party has ownership, control or the power to vote at least 10 percent of a class of voting securities of the bank holding company, if (i) the bank holding company has any class of voting securities which is registered under Section 12 of the 1934 Act, or (ii) immediately after the transaction no other person will own a greater proportion of that class of voting securities. The statute authorizes the FRB to disapprove the proposed transaction on certain specified grounds.

         Regulations Applicable to the Bank
         ----------------------------------

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

         The FDIC has adopted regulations and a statement of policy which define and establish certain minimum requirements for capital adequacy. Under the regulations, insured state non-member banks are required to maintain a ratio (known as the "leverage capital ratio") of "Tier 1" or "core" capital-to-average total assets of 3% in the case of banks that are financially strong and are not experiencing significant asset growth; and between 4% and 5% in the case of most other banks. However, the FDIC has the authority to impose higher leverage ratio requirements where warranted by the risk profile of the bank, as determined by the FDIC. As defined in the regulations, "Tier 1" capital consists of common shareholders' equity, less intangible assets and assets classified loss; and "average total assets" consist of total assets, less intangible assets and assets classified loss. At December 31, 1996 the Bank's Tier 1 leverage ratio had increased to 8.5% from 7.7% at December 31, 1995.

         Banks with capital ratios below the minimum do not have adequate capital, and will be subject to appropriate administrative actions, including the issuance by the FDIC of a capital directive requiring that the bank restore its capital to minimum required level within a specified period of time and denial of applications for mergers, new branches, etc. Any insured bank operating with a leverage capital ratio of less than 3% will be deemed to be operating in an unsafe and unsound condition, and will be subject to appropriate administrative actions.

         In addition, under FDIC regulations, FDIC-insured banks are required to maintain a so-called "risk-based" capital ratio that is determined on the basis of a bank's weighted risk asset base. The weighted risk asset base is determined on the basis of a bank's assets and certain off-balance sheet items to one of five separate risk categories, after which the aggregate dollar value of the items in each category is multiplied by a risk factor assigned to each specific asset category. After the items in each category have been totaled and multiplied by the category's risk factor, the total of the adjusted capital base is divided by the weighted risk assets to derive the bank's risk-based asset ratio. FDIC-insured banks are required to maintain a ratio of total capital to total risk-weighted assets of 8.0%. At December 31, 1996 the Bank's risk-based capital ratio, determined on the basis of the FDIC rules, was approximately 12.3%.

         As an insured bank, the Bank also is subject to certain FDIC requirements designed to maintain the safety and soundness of individual banks and the banking system. The FDIC periodically conducts examinations of insured banks and, based upon its findings, may revalue assets of an insured bank and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. During the past few years, there has been a pronounced increase in regulatory oversight activity by the FDIC and the California State Banking Department in response to recessionary conditions and a resulting increase in non-performing loans at many banking institutions in California. As part of that oversight activity, both of these agencies have increased the standards by which they evaluate the quality and collectability of loans and, through a number of regulatory devices, have required banks in California to devote greater resources on efforts to reduce the level of non-performing loans and to increase loan loss reserves against the possibility that economic conditions in California will not improve and loan defaults by borrowers will increase.

         In response to FDIC examinations of the Bank in 1992, 1993, 1995 and 1996, the Bank increased loan loss revenues and implemented more stringent credit and loan collection policies. Despite the increases in reserves, which are made by means of charges against income, during the three years ended December 31, 1996, the Bank was able to maintain Tier 1 leverage ratios of 8.53% as of December 31, 1996 and 7.77% as of December 31, 1995 and 7.20% as of December 31, 1994.

Effects of Governmental Policies and Recent Legislation
-------------------------------------------------------

         Government Monetary Policies. A principal determinant of a bank's earnings is the difference between the income it receives on its loans and investment securities and the cost of its funds, primarily interest paid on savings and time deposits and other liabilities. The interest rates charged on loans are effected by, and are highly sensitive to, the demand and the supply of money for loans, which are, in turn, directly affected by general economic conditions, the general supply of money in the economy, and the policies of various governmental and regulatory agencies.

         The earnings and business of the Company are and will be affected by the policies of various regulatory authorities of the Unite States, including the Federal Reserve Board. Important functions of the Federal Reserve Board, in addition to those enumerated under "Supervision and Regulation" above, are to regulate the supply of credit and to deal with general economic conditions within the United States. The monetary policies adopted by the Federal Reserve Board for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on earning assets.

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

         During three years ended December 31, 1993, the Federal Reserve Board followed a policy of reducing interest rates to promote borrowing and investments in response to recessionary conditions in the economy. Although this policy led to reductions in yields on loans and investments which the Bank made during that period, it also had the effect of significantly reducing interest rates on deposits, which reduced the cost of funds to the Bank and contributed to the increase in net interest income in 1993. In 1994, the Federal Reserve Board began increasing interest rates because of concerns about potential increases in inflation due to improvements in the general economy. Those increases in interest rates occurred at various times during 1994 and contributed to increases in the Bank's interest expense in 1994 and 1995. It is not possible to predict with any certainty, however, the impact of the Federal Reserve Board's actions upon the future business and earnings of the Company.

         Recent Legislation. In 1992, the FDIC adopted and began implementing regulations under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which will impose potentially far-reaching and extensive government regulation over and restriction on the operations of most federally-insured banks. FDICIA established five criteria or levels of capital adequacy by which the financial condition of banks is measured, ranging from "well capitalized" to "critically undercapitalized," and imposes increased operating restrictions and greater regulatory control over a bank as its level of capital declines. A bank is deemed to be "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage ratio of at least 5%, and is not subject to any written agreement or prompt corrective action directive issued by the FDIC to meet and maintain a specific capital level for any capital measure. A bank is "adequately capitalized" if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and either a leverage ratio of at least 4% or a leverage ratio of at least 3% if the bank is rated composite 1 under the CAMEL rating system in the most recent examination and is not experiencing or anticipating significant growth.

         FDICIA also authorizes the FDIC to take supervisory actions against a bank based on a determination, after notice an opportunity for hearing, that a bank is in an unsafe and unsound condition or is engaging in an unsafe or unsound practice. In such circumstances, the FDIC may reclassify a well capitalized bank as adequately capitalized, or require and adequately capitalized bank to comply with one or more requirements applicable to undercapitalized banks, such as submitting a plan or restoration of adequate capital, limiting asset growth or being prohibited from making an acquisition or engaging in a new line of business.

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

         Based upon the Bank's capital ratios and its overall financial condition, the Bank is not subject to any significant operating restrictions under FDICIA. However, FDICIA also requires bank regulatory agencies to adopt regulations establishing nationwide lending standards and auditing procedures which will be applicable to all federally insured banks, including the Bank, the potential effects of which cannot yet be determined.

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

Employees
---------

         At December 31, 1996, the Bank had approximately 218 full-time and 48 part-time employees.

Executive Officers of the Company

         Set forth below is certain information regarding the executive officers of the Company and the Bank:


         Name             Age      Position with the Company      Position with the Bank
--------------------      ---      -------------------------      ----------------------
George E. Langley         55       President and Chief            President and Chief
                                   Executive Officer              Executive Officer

Tom Kramer                53       Executive Vice President       Executive Vice President,
                                   and Secretary                  Chief Credit Officer and
                                                                  Secretary

Donna Miltenberger        41       N/A                            Executive Vice President
                                                                  and Chief Administrative
                                                                  Officer

Carol Ann Graf            51       Senior Vice President,         Senior Vice President, Chief
                                   Chief Financial Officer        Financial Officer and
                                   and Assistant Secretary        Assistant Secretary


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

         Tom Kramer. Mr. Kramer was appointed Executive Vice President - Chief Credit Officer of the Bank in April 1994, as well as, Secretary of the Company and Bank in April 1992 and has been an Executive Vice President of the Company since its organization in December 1982. From 1979 to 1982, Mr. Kramer held various executive positions with the Bank, including Senior Vice President - Loan Administrator and Assistant Secretary.

         Donna Miltenberger. Ms. Miltenberger has been an Executive Vice President of the Bank since November 1993 and named Executive Vice President - Chief Administrative Officer in 1994. Due to an increase in the scope of her responsibilities, she was appointed to the position of Chief Administrative Officer of the Bank and was designated as an executive officer by the Company's Board of Directors in 1994. From June 1992 to November 1993, Ms. Miltenberger held the position of Senior Vice President of the Bank. Prior to June 1992, Ms. Miltenberger held various management positions with Chino Valley Bank, in Chino, California, including Executive Vice President - Cashier.

         Carol Ann Graf. Ms. Graf was appointed Chief Financial Officer of the Company and First Vice President and Chief Financial Officer of the Bank in January 1993 and Senior Vice President and Chief Financial Officer of the Bank in January 1997. From April 1988 to January 1993, Ms. Graf served as Vice President and Comptroller, and from 1984 to April 1988 as Assistant Comptroller, of the Bank.

ITEM  2.    PROPERTIES

         The Company's executive offices are located at the Bank's main banking office at 510 South Grand Avenue, Glendora, California. The Bank owns the building and the land on which its main banking office is located; owns the building and leases, under a 20-year ground lease, the land on which its Claremont banking office is located; and occupies its nine other banking offices, and the facilities where its loan center and service center are located, under expiring at various dates through 2027. Management believes that the Bank's present facilities are adequate for its present purposes and anticipated growth in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings in which the Company or the Bank is a party or to which any of their respective properties are subject other than ordinary routine litigation incident to the Bank's business, the outcome of which is not expected to be material to the Company or its operations or properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS


         The Company's common stock is traded on the NASDAQ National Market System under the symbol FOOT. The following table sets forth the high and low closing sales prices per share of the Company's Common Stock as reported on the NASDAQ National Market System for all four quarters of 1996 and 1995. On March 14, 1997 the closing per share price was $13.50 and, as of that same date, there were 1,114 record shareholders of the Company.

                                     Trade Prices of          Stock
                                     Common Stock(1)    Dividends Declared
                                     ---------------    ------------------
                                       High     Low
1996(1)                              -------   -----
-------
First Quarter                         $ 9.75   $7.88             -
Second Quarter                          8.25    8.25            10%
Third Quarter                           8.75    7.75             -
Fourth Quarter                         11.75    8.00             -

1995
----
First Quarter                         $ 8.75   $7.75            10%
Second Quarter                          8.50    7.38             -
Third Quarter                           9.00    7.75             -
Fourth Quarter                          9.00    7.75             -

----------------

(1) Stock prices for the quarterly periods preceding the 10% stock dividends to shareholders of record April 10, 1995 which was paid on May 1, 1995 and March 22, 1996 which was paid on April 5, 1996, have not been adjusted to reflect those dividends.

Dividends
---------

         Dividend Policy. It had been the Company's policy to pay cash dividends out of internally generated funds that are not required to meet capital and cash requirements or to support growth of the Company's business. Pursuant to that policy, the Company paid cash dividends of $.25 per share in 1984; $.25 per share in 1987; $.37 per share in 1988; $.16 per share in both 1989 and 1990; $.47 per share in 1991; and $.40 per share in each of 1992, 1993, and 1994.

         In order to take advantage of opportunities to achieve further growth and in order to support that growth through increases in capital, in March 1995 the Board of Directors determined, in accordance with its dividend policy, that the Company should retain its earnings. Accordingly, no cash dividends were paid in 1995 or 1996. The Board of Directors has determined to continue to retain earnings to support growth in 1997 and, therefore, it is not expected that cash dividends will be paid in 1997.

         Restrictions Applicable to the Payment of Dividends. The principal source of funds available to the Company for cash dividends, at least until such time, if any, as it may acquire or develop other businesses, is cash dividends from the Bank. Therefore, government regulations, including the laws of the State of California, as they pertain to cash dividends by state chartered banks, will limit the ability of the Company to pay cash dividends for the foreseeable future. California law places a statutory restriction on the amounts of cash dividends a bank may pay to its shareholders. Under that law, dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Superintendent of Banks, the lessor of (i) net income of the Bank for the year and retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the Bank's retained earnings. However, because the payment of cash dividends has the effect of reducing capital, as a practical matter capital requirements imposed on federally insured banks operate to preclude the payment of cash dividends in amounts that might otherwise be permitted by California law; and the FDIC, as part of its supervisory powers, generally requires insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable laws.

         In addition, Section 23(a) of the Federal Reserve Act restricts any banking subsidiary of the Company from extending credit to the Company unless the loans are secured by specified obligations and are limited in amount to no more than 10% of the banking subsidiary's contributed capital and retained earnings.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected income statement data set forth below for the fiscal years ended December 31, 1996, 1995, and 1994, and the selected balance sheet data as of December 31, 1996 and 1995, are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day and Company, certified public accountants, and included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected income statement data for the fiscal year ended December 31, 1993 and 1992, and the selected balance sheet data as of December 31, 1994, 1993 and 1992, are derived from audited consolidated financial statements examined by Vavrinek, Trine, Day and Company which are not included in this Report.

                                                     Dollars in Thousands, Except Per Share Data
                                            --------------------------------------------------------------
STATEMENT OF INCOME DATA                       1996         1995         1994         1993         1992
                                            ----------   ----------   ----------   ----------   ----------
Interest Income                             $   35,147   $   33,403   $   27,690   $   21,732   $   23,482
Interest Expense                                 9,869        9,786        6,206        5,382        7,316
Net Interest Income                             25,278       23,617       21,484       16,350       16,166
Provision for Possible Loan Losses              (2,200)      (2,016)      (2,364)      (1,025)      (1,555)
Net Interest Income after Provision
  for Possible Loan Losses                      23,078       21,601       19,120       15,325       14,611
Other Income                                     5,264        4,687        5,052        5,962        4,294
Other (Expense)                                (21,700)     (20,625)     (18,613)     (16,925)     (14,600)
Income Before Income Taxes                       6,642        5,663        5,559        4,362        4,305
Applicable Income Taxes                          2,459        2,100        2,105        1,335        1,152
Net Income Before Cumulative
  Effect of Change in Accounting
  for Income Taxes                               4,183        3,563        3,454        3,027        3,153
Cumulative Effect of Change in
  Accounting for Income Taxes                        -            -            -          126            -
  Net Income                                     4,183        3,563        3,454        3,153        3,153
Cash Dividends(1)                                    -            -        1,417        1,310        1,235

BALANCE SHEET DATA
Investment Securities                           45,052       42,234       30,977       43,953       28,554
Loans and Leases (net)                         289,886      257,510      245,871      191,908      186,033
Assets                                         410,505      395,180      331,262      280,494      266,878
Deposits                                       370,966      361,114      301,222      253,298      242,667
Long Term Debt(2)                                  168          208          245          466          558
Shareholders' Equity                            36,222       31,042       26,871       24,959       21,779

PER COMMON SHARE DATA
Income Before Cumulative Effect                   0.95         0.82         0.81         0.75         0.81
Cumulative Effect                                    -            -            -         0.03            -
Net Income(3)                                     0.95         0.82         0.81         0.78         0.81
Cash Dividends                                       -            -         0.40         0.40         0.40
Book Value (At year-end)                          8.01         7.85         7.57         7.07         6.96
Number of Shares used in
  Per Share Calculation(3)                   4,402,806    4,326,095    4,282,910    4,039,788    3,894,489

--------------

(1) For information regarding restrictions affecting the ability of the Company to pay cash dividends, see Note 13 to the Company's Consolidated Financial Statements.

(2) For information regarding long term debt, see Note 9 to the Company's Consolidated Financial Statements.

(3)      Retroactively adjusted for stock dividends and stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's principal operating subsidiary is Foothill Independent Bank, a California state chartered bank (the "Bank"), which accounts for substantially all of the Company's revenues and income. Accordingly, the following discussion focuses primarily on the operations and financial condition of the Bank.

         NET INTEREST INCOME. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by approximately $1,662,000 or 7.0% in 1996 compared to 1995, due primarily to (i) an increase in interest income that resulted from an 11% increase in the average volume of loans outstanding during 1996, and (ii) a decline in interest paid on time deposits, including time certificates of deposits ("TCD's") in denominations of more than $100,000 and other time deposits, due to decreases in the volume of and in the rates paid on those deposits during 1996 as compared to 1995. In 1995, net interest income increased by approximately $2,132,000 or 9.9% due primarily to increases in market rates of interest in the first half of 1995 and increases in the volume of investment securities and other interest-earning assets which more than offset a reduction in loan fees that was caused by a slowing in the rate of loan growth in 1995.

         RATE SENSITIVITY AND EFFECT ON NET INTEREST INCOME. A bank's net interest income is affected by a number of factors including the relative percentages or the "mix" of (i) variable and fixed rate loans in its loan portfolio and (ii) demand and savings deposits, on the one hand, and time deposits, including TCD's, on the other hand. As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to offset fully the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank with a high percentage of time deposits and TCD's generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on TCD's cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to terminate or "run-off" in order to reduce interest expense.

         The Bank attempts to reduce its exposure to interest rate fluctuations, and thereby at least to maintain and, if possible, to increase its net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCD's, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. Beginning in the second half of 1996, the Bank's management elected to allow maturing TCD's to "run-off" and commenced marketing programs designed to attract additional demand and savings deposits. As a result of these efforts, during 1996, the average volume of demand and savings (including money market) deposits increased by $33,517,000 or 15.9% and, at December 31, 1996, such deposits represented 68% of the Bank's total deposits as compared to 62% at December 31, 1995. At the same time, the average volume of TCD's in denominations of $100,000 or more, on which the Bank pays interest at its highest rates, declined by $3,653,000 or 2.2%. The change in the mix of deposits, together with the increase in interest and fees earned on loans in 1996, as compared to 1995, contributed to an improvement in the Bank's net interest margin (i.e., net interest income stated as a percentage of interest income) in 1996 which increased to 71.9% from 70.7% in 1995, during which the Bank's net interest margin declined from 77.6% in 1994.

         The ability of the Bank to maintain its net interest margin is not entirely within its control because the interest rates the Bank is able to charge on loans and the interest rates it must offer to maintain and attract deposits are affected by (i) national monetary policies established and implemented by the Federal Reserve Board and (ii) competitive conditions in the Bank's service areas. In addition, the effect on a bank's net interest margins of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin.

         The Bank currently anticipates improvement in its net interest margin for 1997, as compared to 1996, due to a number of factors, including (i) a stabilizing in market rates of interest, (ii) the anticipated run-off of some of the Bank's higher interest-bearing TCD's in denominations of $100,000 or more due to a decision by management not to seek renewal of those deposits, which is expected to reduce interest expense, and (iii) somewhat greater loan growth which is expected to result from the more stable interest rates, a gradually improving economy in Southern California and an increase in the number of customers as a result of the growth of new banking offices that were opened in 1996 and marketing programs directed at customers of recently consolidated state-wide and regional banks with offices in the Bank's service areas who desire more personalized service than their existing banks provide them. However, there are a number of uncertainties and risks that could adversely affect the Bank's net interest margin in 1997, including the possibility of adverse changes in economic conditions in Southern California, increases in market rates of interest and the possibility of increased competition in the Bank's market areas, both from other banks and from financial institutions and from securities brokerage firms that offer competing loan and investment products.


YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------

         INTEREST INCOME. The increase in interest income of approximately $1,745,000 or 5.2% in 1996 compared to 1995 was due primarily to an increase of $2,067,000 or 7.16% in interest and fees earned on loans that was attributable to an 11% increase in the average volume of the Bank's outstanding loans. The increase in interest and fee income attributable to increased loan volume more than offset the effects on interest income of (i) somewhat lower interest rates during 1996 than in 1995 and (ii) a decrease in the average volume of federal funds sold, which were reduced to fund new loans and a planned reduction or "run-off" of TCD's.

         INTEREST EXPENSE. Interest expense increased by less than 1% in 1996, as reductions in the average volume of TCD's and slightly lower interest rates largely offset an increase in interest expense attributable to increases in the volume of savings and money market deposits.

         PROVISION FOR LOAN AND LEASE LOSSES. The Bank follows the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"), which is adjusted periodically to reflect changes in the volume of outstanding loans and in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." During 1996 this provision was $2,200,000 compared to $2,016,000 for 1995 and the Loan Loss Reserve at December 31, 1996 was approximately $4,744,000 or 1.6% of total loans and leases outstanding, compared to approximately $3,644,000 or 1.4% of total loans and leases outstanding at December 31, 1995. The increase in the provision made in 1996, as compared to the provision made in 1995, was due to the increase, during 1996, in the volume of loans outstanding and a decision to increase the ratio of reserve for loan losses-to-total loans to a more conservative level, consistent with the practices of other
California-based banks of comparable size ("peer group banks") and the recommendations of bank regulatory agencies, despite the fact that, historically, the Bank's ratio of loan charge offs-to-average loans and leases outstanding has been lower than that recorded by California-based peer group banks. Net loan charge-offs for 1996 aggregated $1,100,000, representing thirty-nine hundredths of one percent (0.39%) of average loans and leases, as compared to net loan charge-offs in 1995 of $1,517,000, which represented sixty-one hundredths of one percent (0.61%) of average loans and leases outstanding.

         The Bank's non-performing loans, which consist primarily of loans for which there have been no payments of principal or interest for more than 90 days, totaled approximately $11,622,000 or 3.9% of total loans at December 31, 1996, as compared to $12,620,000 or 4.8% of total loans at December 31, 1995 and $8,621,000 or 3.5% of total loans at December 31, 1994. The ratio of the Bank's Loan Loss Reserve to non-performing loans was 40.8% at December 31, 1996, as compared to 28.9% and 36.5% at December 31, 1995 and 1994, respectively.

         OTHER INCOME. Other income increased by $576,000 or 12.3% in 1996 compared to 1995, primarily as a result of increases in transaction fees and service charges that were attributable to increases in the volume of total deposits and other banking transactions.

         OTHER EXPENSE. Non-interest expense, consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs and charges that are periodically made against income to establish reserves for possible losses on the disposition of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as "other real estate owned" or "OREO"). Non-interest expense increased by approximately $1,075,000 or 5.2% in 1996 compared to 1995. Contributing to that increase were personnel expenses attributable to staffing requirements for the two new banking offices opened by the Bank, respectively, in Corona, California in the third quarter of 1995 and in Chino Hills, California in the first quarter of 1996. This increase was partially offset by a reduction of $387,000 in the provision for possible losses on other real estate owned that was made possible by the disposition of certain of the OREO properties and a determination by the Bank's management that, after giving effect to those dispositions and the risk exposures related to the remaining OREO properties, the reserves for possible OREO losses were adequate. Despite the increase in the total dollar amount of non-interest expense, as a percentage of operating income (net interest income plus other income) Other Expense declined from 72.9% in 1995 to 71.0% in 1996.

         INCOME TAXES. Income taxes increased by approximately $359,000 or 17.1% during 1996 compared to 1995, primarily as a result of the increase in pre-tax income achieved in 1996.

YEARS ENDED DECEMBER 31, 1995 AND 1994
--------------------------------------

         INTEREST INCOME. The increase in interest income of approximately $5,712,000 or 20.6% in 1995 compared to 1994 was due to an increase of $3,524,000 or 13.9% in interest and fees earned on loans which was attributable to increases in the volume of the Bank's outstanding loans. Additionally, increases in the volume of the Bank's other interest-earning assets, such as federal funds sold and investment securities, generated an increase in interest income of $2,206,000 or 103.8% for 1995 compared to 1994.

         INTEREST EXPENSE. Interest expense increased by approximately $3,580,000 or 57.7% in 1995 compared to 1994, primarily as a result of increases in the average volume of time deposits which generally bear interest at higher rates than savings deposits, and, to a lesser extent, somewhat higher interest rates paid on deposits as a result of increases in market rates of interest.

         PROVISION FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses made in 1995 was $2,016,000 compared to $2,363,000 for 1994. Net loan charge-offs for 1995 aggregated $1,517,000, representing sixty-one hundredths of one percent (0.61%) of average loans and leases, as compared to net loan charge-offs in 1994 of $1,546,000, which represented sixty-nine hundredths of one percent (0.69%) of average loans and leases outstanding.

         OTHER INCOME. Other income decreased by $364,000 or 7.2% in 1995 compared to 1994. This decrease was primarily due to decreases in the volume of and, consequently, in the fees generated from, sales of Small Business Administration ("SBA") loans.

         OTHER EXPENSE. The Bank's non-interest expense increased by approximately $2,012,000 or 10.8% during 1995. This increase included a $974,000 increase in salaries and employee benefits and a $456,000 increase in occupancy expenses which increases were primarily attributable to internal growth in the Bank's assets and operations. Also contributing to the increase in other operating expenses in 1995 was an increase of $108,000 in the provisions made for possible losses on other real estate owned.

         INCOME TAXES. Income taxes decreased by approximately $6,000 or .3% during 1995 compared to 1994, primarily as a result of the increase in the volume of tax-exempt investments securities held by the Bank.

FINANCIAL CONDITION

         The Company's total assets at December 31, 1996 were approximately $15,324,000 or 3.9% higher than at December 31, 1995. Average total assets for 1996 increased by approximately $32,356,000 to $400,908,000 from $368,552,000 for 1995. These increases were primarily the result of new loan volume, which was partially offset by reductions in other interest-earning assets, principally cash and balances due from other banks and Federal funds sold, to fund the higher yielding loans and planned reductions in time deposits, including TCD's.

         The average volume of loans and leases (less reserves) outstanding during 1996 increased by approximately $29,920,000 or 12.3% compared 1995. The average amount of investment securities held by the Bank during 1996 increased by approximately $7,697,000 or 20% compared to 1995 figures. The average volume of interest bearing deposits held at other financial institutions increased by 189% to $7,391,000 in 1996 from $2,789,000 in 1995. These increases were offset by a 41% reduction in the average volume of Federal Funds sold in 1996 to $20,033,000 from $33,762,000 in 1995.

         Beginning in the first quarter of 1996, the Bank initiated new marketing programs designed to increase the volume of demand, savings and money market deposits, which are either non-interest bearing or bear interest at rates which are substantially lower than those paid on time deposits. At the same time, management began reducing the interest rates it offered on TCD's and other time deposits to discourage renewals of existing and purchases of new time deposits by customers and, thereby, reduce the volume of those deposits at the Bank. As a result, at December 31, 1996, the volume of demand deposits and savings deposits at the Bank was

$24,716,000 higher than at December 31, 1995 and non-interest bearing demand deposits, as a percentage of total deposits, had increased to 29.3% from 26.7% at December 31, 1995. By contrast the volume of time deposits, including TCD's of $100,000 or more, outstanding at December 31, 1996 was $19,292,000 or 14% lower than at December 31, 1995.

         The Company currently anticipates that there will be modest growth in the Bank's total assets in 1997, which is expected to result from increased lending and deposit activity at the Bank's newer banking offices in Glendale, Corona and Chino Hills and new programs designed to attract customers from recently merged state-wide and regional banks with offices located in the Bank's service areas.

         LIQUIDITY MANAGEMENT. Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable the Bank to fund its customers' requirements for loans and deposit withdrawals. In conformity with those policies, the Bank maintains short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At December 31, 1996, the principal source of liquidity consisted of $33,673,000 in cash and demand balances due from banks and $14,900,000 of Federal funds sold which, together, totaled $48,573,000, as compared to $68,028,000 at December 31, 1995. This reduction was primarily attributable to the use of a portion of these assets primarily to fund increases in loan volume in 1996 and withdrawls of TCD's which management permitted to run-off rather than to renew. Other sources of liquidity include $39,477,000 in securities available for sale, of which approximately $25,877,000 mature within one year and $3,900,000 in interest-bearing deposits at other financial institutions, which mature in 6 months or less. The Bank also has established facilities to borrow Federal Funds from other banks which total $10,100,000 and has an unused line of credit with the Federal Home Loan Bank in the amount of $8,415,000. Furthermore, substantially all of the Bank's installment loans and leases, the amount of which aggregated $11,021,000 at December 31, 1996, require regular installment payments, providing a steady flow of cash funds to the Bank. Accordingly, the Company believes that the Bank has adequate cash and cash equivalent resources to meet any increases in demand for loans and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

         CAPITAL RESOURCES. During 1995, the Board of Directors made the decision to discontinue the payment of cash dividends in order to retain internally generated funds to support the growth of the Bank. In addition to the two new offices opened during 1995, the Bank opened its eleventh office, in Chino Hills, California on March 25, 1996. During the first quarter of 1996, the Company declared its second 10% stock dividend in two years, which was distributed on April 5, 1996 and for accounting purposes was recorded as a $3,571,000 reduction in retained earnings, offset by a corresponding $3,571,000 increase in the Company's contributed capital.

         As a result of the increased earnings in 1996 and the retention of internally generated funds, the Company's total shareholders' equity increased by approximately $5,180,000 or 16.7% to $36,222,000 at December 31, 1996 from $31,042,000 at December 31, 1995. Net earnings in 1996 represent a return on beginning assets (that is, total assets as of January 1, 1996) of 1.06% and a return on beginning equity (total shareholders' equity as of January 1, 1996) of 13.48%.

         At December 31, 1996, the Bank's Tier 1 capital ratio was 8.5% compared to 7.7% at December 31, 1995, and as of those same respective dates, the Bank's Tier 1 risk-based capital ratios were 12.3% and 11.3%. The risk-based capital ratio is determined by weighting the bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Bank's Tier 1 capital and Tier 1 risk-based capital ratios compare favorably with other peer group banks.

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking information which reflects Management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including but not limited to, the effects on future performance of increased competition from other financial institutions and firms that offer competitive loan and investment products; local economic conditions that affect loan demand, the ability of borrowers to meet their loan obligations to the Bank and the ability of the Bank to prevent potential losses on non-performing loans by means of sales of collateral securing such loans; national economic conditions and the monetary policies of the FRB that affect the cost of funds to the Bank and the yields it can realize on its earning assets; and the regulatory policies of the federal and state bank regulatory agencies that regulate the Bank. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                Page
                                                                                ----
Foothill Independent Bancorp and Subsidiaries:

         Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . .  34


         Consolidated Balance Sheets at December 31, 1996 and 1995. . . . . . .  35


         Consolidated Statements of Income for the Years Ended
           December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . .  36


         Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended December 31, 1996, 1995 and 1994 . . . . . . . .  37


         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . .  38


         Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  40

                    [VAVRINEK, TRINE, DAY & CO. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Foothill Independent Bancorp and Subsidiaries
Glendora, California

We have audited the accompanying consolidated balance sheets of Foothill Independent Bancorp and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foothill Independent Bancorp and Subsidiaries as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                VAVRINEK, TRINE, DAY & CO., LLP
                                                -------------------------------
                                                Vavrinek, Trine, Day & Co., LLP


Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
January 23, 1997

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                                                                  1996         1995
                                                                               ---------     ---------
                                                                                 (dollars in thousands)
                                        ASSETS

Cash and due from banks (minimum Federal Reserve
 balance at December 31, 1996, was $8,423,000)                                  $ 33,673      $ 26,278
Federal funds sold                                                                14,900        41,750
                                                                                --------      --------
   Cash and Cash Equivalents                                                      48,573        68,028
                                                                                --------      --------
Interest-bearing deposits in other financial institutions                          3,957         6,433
Investment securities held-to-maturity (Notes #1C and #2)                          5,575        23,491
Investment securities available-for-sale (Notes #1C and #2)                       39,477        18,743
Loans, net of unearned income (Notes #1D, #3 and #6)                             291,766       259,068
Direct lease financing (Notes #1F and #4)                                          2,864         2,086
   Less reserve for possible loan and lease losses
     (Notes #1E and #5)                                                           (4,744)       (3,644)
                                                                                --------      --------
                                                                                 289,886       257,510
                                                                                --------      --------
Bank premises and equipment (Notes #1G and #7)                                     7,304         7,353
Accrued interest                                                                   2,681         2,851
Other real estate owned (Notes #1H and #8)                                         4,595         3,879
Cash surrender value of life insurance                                             3,596         3,149
Prepaid expenses                                                                     967           917
Deferred tax asset (Notes #1J and #16)                                             1,954         1,607
Other assets                                                                       1,940         1,220
                                                                                --------      --------
   Total Assets                                                                 $410,505      $395,181
                                                                                ========      ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Demand deposits                                                           $108,670      $ 96,478
      Savings and NOW deposits                                                    84,781        78,144
      Money market deposits                                                       59,099        48,784
      Time deposits in denominations of $100,000 or more                          58,547        61,457
      Other time deposits                                                         59,869        76,251
                                                                                --------      --------
                      Total Deposits                                             370,966       361,114
      Accrued employee benefits (Note #12)                                         1,417         1,195
      Accrued interest and other liabilities                                       1,732         1,622
      Long-term debt (Note #9)                                                       168           208
                                                                                --------      --------
                      Total Liabilities                                          374,283       364,139
                                                                                --------      --------
Stockholders' Equity
      Common Stock - authorized, 12,500,000 shares without par
       value; issued and outstanding, 4,520,590 shares in 1996
       and 3,955,761 shares in 1995                                               15,406        10,789
      Additional paid-in capital                                                     592           456
      Retained earnings                                                           20,607        19,999
      Valuation allowance for investments (Notes #1C and #2)                        (383)         (202)
                                                                                --------      --------
                      Total Stockholders' Equity                                  36,222        31,042
                                                                                --------      --------
                      Total Liabilities and Stockholders' Equity                $410,505      $395,181
                                                                                ========      ========

   The accompanying notes are an integral part of these financial statements.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                            1996              1995           1994
                                                           -------           -------        -------
                                                                    (dollars in thousands,
                                                                   except per share amounts)
INTEREST INCOME
      Interest and fees on loans (Note #1D)                $30,939           $28,872        $25,348
      Interest on Investment Securities
          Taxable                                            2,171             2,045          1,445
          Exempt from federal taxes                            430               175             96
      Interest on deposits                                     402               165             60
      Interest on federal funds sold                         1,070             1,944            523
      Lease financing income (Note #1F)
          Taxable                                               13                43            105
          Exempt from federal taxes                            122               158            113
                                                           -------           -------        -------
                                                            35,147            33,402         27,690
                                                           -------           -------        -------
INTEREST EXPENSE
      Interest on savings and NOW deposits                   1,269             1,211          1,187
      Interest on money market deposits                      1,831             1,391            973
      Interest on time deposits in denominations
       of $100,000 or more                                   3,302             3,441          2,040
      Interest on other time deposits                        3,448             3,708          1,836
      Interest on borrowings                                    19                35            170
                                                           -------           -------        -------
                                                             9,869             9,786          6,206
                                                           -------           -------        -------
          Net Interest Income                               25,278            23,616         21,484
PROVISION FOR POSSIBLE LOAN LOSSES (Note #1E and #5)        (2,200)           (2,016)        (2,363)
                                                           -------           -------        -------
          Net Interest Income After Provision
            for Possible Loan and Lease Losses              23,078            21,600         19,121
                                                           -------           -------        -------
OTHER INCOME
      Services fees                                          4,843             4,300          4,612
      Gain on sale of SBA loans                                 83                46            213
      Other                                                    338               342            227
                                                           -------           -------        -------
                                                             5,264             4,688          5,052
                                                           -------           -------        -------
OTHER EXPENSES
      Salaries and employee benefits                        10,286             9,740          8,766
      Net occupancy expense of premises                      2,092             1,928          1,472
      Furniture and equipment expenses                       1,509             1,261          1,223
      Other expenses (Note #15)                              7,813             7,696          7,152
                                                           -------           -------        -------
                                                            21,700            20,625         18,613
                                                           -------           -------        -------
INCOME BEFORE INCOME TAXES                                   6,642             5,663          5,560
                                                           -------           -------        -------
INCOME TAXES (Notes #1J and #16)
      Currently payable                                      2,805             2,603          2,675
      Deferred                                                (346)             (503)          (569)
                                                           -------           -------        -------
                                                             2,459             2,100          2,106
                                                           -------           -------        -------
NET INCOME                                                 $ 4,183           $ 3,563        $ 3,454
                                                           =======           =======        =======
NET INCOME PER COMMON SHARE (Note #17)                     $  0.95           $  0.82        $  0.81
                                                           =======           =======        =======

   The accompanying notes are an integral part of these financial statements.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                           Valuation
                                                       Number                     Additional               Allowance
                                                      of Shares       Common       Paid-in     Retained       For
                                                     Outstanding      Stock        Capital     Earnings   Investments   Total
                                                     -----------     -------      ----------   --------   ----------- ----------
                                                                                  (dollars in thousands)
BALANCE, JANUARY 1, 1994                              3,531,460      $ 7,335        $456        $17,324      $(155)     $24,960
      Cash dividend paid                                                                         (1,062)                 (1,062)
      Cash dividend declared                                                                       (355)                   (355)
      Exercise of stock options                          10,500           59                                                 59
      Common stock issued under dividend
       reinvestment and optional investment plan          5,605           46                                                 46
      Net unrealized loss on securities
       available-for-sale                                                                                     (231)        (231)
      Net income for the year                                                                     3,454                   3,454
                                                      ---------      -------        ----        -------      -----      -------
BALANCE, December 31, 1994                            3,547,565        7,440         456         19,361       (386)      26,871
      10% stock dividend (Note #14)                     356,433        2,940                     (2,940)
      Cash paid in lieu of fractional shares                                                         (3)                     (3)
      Exercise of stock options                           8,610           52                                                 52
      Common stock issued under employee
       benefit and dividend reinvestment
       and optional investment plans                     43,153          357                                                357
      Net unrealized gain on securities
       available-for-sale                                                                            18        184          202
      Net income for the year                                                                     3,563                   3,563
                                                      ---------      -------        ----        -------      -----      -------
BALANCE, December 31, 1995                            3,955,761       10,789         456         19,999       (202)      31,042
      10% stock dividend (Note #14)                     396,840        3,571                     (3,571)
      Cash paid in lieu of fractional shares                                                         (4)                     (4)
      Exercise of stock options                         130,493          716         136                                    852
      Common stock issued under employee
       benefit and dividend reinvestment
       and optional investment plans                     37,496          330                                                330
      Net unrealized loss on securities
       available-for-sale                                                                                    (181)         (181)
      Net income for the year                                                                     4,183                   4,183
                                                      ---------      -------        ----        -------     -----       -------
BALANCE, December 31, 1996                            4,520,590      $15,406        $592        $20,607     $(383)      $36,222
                                                      =========      =======        ====        =======     =====       =======


   The accompanying notes are an integral part of these financial statements.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                      1996             1995           1994
                                                                   ----------       ----------      --------
                                                                             (dollars in thousands)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest and fees received                                   $ 35,262         $ 32,580       $ 27,130
      Service fees and other income received                          4,771            4,269          3,848
      Financing revenue received under leases                           135              201            218
      Interest paid                                                 (10,117)          (9,450)        (5,823)
      Cash paid to suppliers and employees                          (20,287)         (20,235)       (17,475)
      Income taxes paid                                              (2,796)          (2,409)        (2,399)
                                                                   --------         --------       --------
                      Net Cash Provided By Operating Activities       6,968            4,956          5,499
                                                                   --------         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturity of investment securities               185,330           63,914         43,736
      Purchase of investment securities                            (188,437)         (74,816)       (31,241)
      Proceeds from maturity of deposits in other financial
        institutions                                                  5,828              792          2,759
      Purchase of deposits in other financial institutions           (3,352)          (6,037)        (1,881)
      Net (increase)/decrease in credit card and revolving
        credit receivables                                               22               19           (314)
      Recoveries on loans previously written off                        503              549            291
      Net increase in loans                                         (39,043)         (21,260)       (56,830)
      Net (increase)/decrease in leases                                (730)           1,746           (924)
      Capital expenditures                                           (1,020)          (2,806)           845
      Proceeds from sale of other real estate owned                   3,531            4,102          2,064
      Proceeds from sale of property, plant and equipment                71              216             61
      Capitalized other real estate owned expenditures                 (102)             360              -
                                                                   --------         --------       --------
                      Net Cash Used In Investing Activities         (37,399)         (33,221)       (41,434)
                                                                   --------         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand deposits, NOW accounts,
       savings accounts and money market deposits                    29,131           25,313         22,720
      Net increase/(decrease) in certificates of deposit
       with maturities of three months or less                      (14,059)          37,758         20,433
      Proceeds from exercise of stock options                           852               52             59
      Proceeds from stock issuance                                      330              357             46
      Net increase/(decrease) in certificates of deposits
       with maturities of more than three months                     (5,234)          (2,965)         4,795
      Principal payments on long-term debt                              (40)             (37)          (221)
      Dividends paid                                                     (4)            (358)        (1,419)
                                                                   --------         --------       --------
                      Net Cash Provided By Financing Activities      10,976           60,120         46,413
                                                                   --------         --------       --------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                (19,455)          31,855         10,478
CASH AND CASH EQUIVALENTS, Beginning of year                         68,028           36,173         25,695
                                                                   --------         --------       --------
CASH AND CASH EQUIVALENTS, End of year                             $(48,573)        $ 68,028       $ 36,173
                                                                   ========         ========       ========

   The accompanying notes are an integral part of these financial statements.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                               1996       1995      1994
                                                                              -------    ------    ------
                                                                                 (dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
      Net Income                                                               $4,183    $3,563    $3,454
                                                                               ------    ------    ------
      Adjustments to Reconcile Net Income to Net
       Cash Provided By Operating Activities
          Depreciation and amortization                                         1,044       704       762
          Provision for possible credit losses                                  2,200     2,016     2,363
          Provision for possible OREO losses                                      572       959       772
          Provision for deferred taxes                                           (346)     (503)     (569)
          Gain on sale of equipment                                               (46)                (43)
          Increase/(decrease) in taxes payable                                     10      (442)     (293)
          (Increase)/decrease in other assets                                    (767)     (335)      (98)
          (Increase)/decrease in interest receivable                              170      (457)     (343)
          Increase/(decrease) in discounts and premiums                            80      (165)     (248)
          Increase/(decrease) in interest payable                                (248)      336       383
          Increase in fees and other receivables                                  (51)     (389)     (948)
          Increase/(decrease) in accrued expenses and other liabilities           697       (94)      472
          Loss on sale of other real estate owned                                   -         -        98
          Increase in cash surrender value of life insurance                     (447)     (287)      (50)
          (Gain)/loss on sale of investments and other assets                     (83)       50      (213)
                                                                               ------    ------    ------
                      Total Adjustments                                         2,785     1,393     2,045
                                                                               ------    ------    ------
                      Net Cash Provided By Operating Activities                $6,968    $4,956    $5,499
                                                                               ======    ======    ======

   The accompanying notes are an integral part of these financial statements.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1996 AND 1994



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

A.  Principles of Consolidation

    The consolidated financial statements include the Company and its wholly owned subsidiaries, Foothill Independent Bank ("Bank"), and Foothill BPC, Inc. Intercompany balances and transactions have been eliminated.

B.  Use of Estimates

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

C.  Investment Securities

    Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity, or to an earlier call, if appropriate, on a straight-line basis. Such securities include those that management intends and has the ability to hold into the foreseeable future.

    Securities would be considered available-for-sale if they would be sold under certain conditions, among these being changes in interest rates, fluctuations in deposit levels or loan demand, or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are not recognized as current income, but rather as an increase or decrease of capital through a separate reserve (net of tax).

D.  Loans and Interest on Loans

    Loans are stated at unpaid principal balances, and net of deferred loan fees and unearned discounts. The Bank recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and credited to income over the term of the loan.

    The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to make all payments due according to the contractual terms of the loan agreement. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

E.  Provision and Reserve for Loan and Lease Losses

    The determination of the balances in the reserves for loan and lease losses is based on an analysis of the respective portfolios and reflects an amount which, in Management's judgment, is adequate to provide for potential losses after giving consideration to the character of the portfolios, current economic conditions, past loss experiences and such other factors as deserve current recognition in estimating losses. The provision for loan and lease losses are charged to expense.

F.  Direct Lease Financing

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

G.  Bank Premises, Equipment and Leasehold Improvements

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

H.  Other Real Estate Owned

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

I.  Consolidated Statements of Cash Flows

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

J.  Income Taxes

    Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of nontaxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, "Accounting for Income Taxes."

K.  Loan Sales and Servicing

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

L.  Current Accounting Pronouncements

    In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as amended by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", establishing accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of the financial components approach. This approach requires the recognition of financial assets when control is surrendered and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets on the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment. Management has not determined the potential impact this statement will have, however believes that there will be no material effect on the Bank's financial condition or results of operations. SFAS No. 125 is effective for transactions occurring after December 31, 1996.

M.  Reclassifications

    Certain reclassifications were made to prior years' presentations to conform to the current year.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE #2 - INVESTMENT SECURITIES

Based upon the guidelines of SFAS No. 115 and management's analysis of securities holdings, the Company's securities were classified as held-to-maturity and available-for-sale, respectively, as follows:

o   Held-To-Maturity Securities

    The amortized cost and estimated fair value of held-to-maturity securities were as follows for the dates indicated (in thousands):


                                                December 31, 1996
                                  ----------------------------------------------
                                               Gross        Gross
                                Amortized   Unrealized   Unrealized   Fair Value
                                   Cost        Gains       Losses        (a)
                                ---------   ----------   ----------   ----------
U.S. Treasury Securities          $2,796        $ 5           $1       $2,800
Municipal Agencies                 2,529         10            1        2,538
Other Securities                     250          -            -          250
                                  ------        ---           --       ------
  Total Held-to-Maturity
    Securities                    $5,575        $15           $2       $5,588
                                  ======        ===           ==       ======


                                                December 31, 1995
                                 -----------------------------------------------
                                                 Gross       Gross
                                 Amortized   Unrealized  Unrealized  Fair Value
                                    Cost        Gains       Losses       (a)
                                 ---------   ----------  ----------  -----------
U.S. Treasury Securities           $ 4,958       $27           $-      $ 4,985
Securities of Other U.S.
  Governmental Agencies             14,777        53            -       14,830
Municipal Agencies                   3,506        15            4        3,517
Other Securities                       250         -            -          250
                                   -------       ---           --      -------
    Total Held-to-Maturity
      Securities                   $23,491       $95           $4      $23,582
                                   =======       ===           ==      =======

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



NOTE #2 - INVESTMENT SECURITIES, Continued

o   Available-For-Sale Securities

    The amortized cost and estimated fair value of available-for-sale securities were as follows for the dates indicated (in thousands):

                                                December 31, 1996
                                  ----------------------------------------------
                                                 Gross      Gross
                                  Amortized   Unrealized  Unrealized  Fair Value
                                     Cost        Gains       Losses       (a)
                                  ---------   ----------  ----------  ----------
U.S. Treasury Securities          $ 1,944        $ 6         $  -      $ 1,950
Securities of Other U.S.
  Government Agencies              29,933          -           83       29,850
Certificates of Participation(b)    4,428         24            -        4,452
Municipal Agencies                    344          -            4          340
Other Securities                    3,238          -          353        2,885
                                  -------        ---         ----      -------
  Total Available-for-Sale
    Carried at Fair Value         $39,887        $30         $440      $39,477
                                  =======        ===         ====      =======


                                                December 31, 1995
                                  ----------------------------------------------
                                                 Gross      Gross
                                  Amortized   Unrealized  Unrealized  Fair Value
                                     Cost        Gains      Losses       (a)
                                  ---------   ----------  ----------  ----------
Securities of Other U.S.
  Governmental Agencies           $11,804         $12        $  5       $11,811
Certificates of Participation(b)    4,434          43           -         4,477
Other Securities                    2,707           -         252         2,455
                                  -------         ---        ----       -------
    Total Available-for-Sale
      Carried at Fair Value       $18,945         $55        $257       $18,743
                                  =======         ===        ====       =======

---------------------
    (a) The Bank's portfolio of securities primarily consists of investment-grade securities. The fair value of actively-traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.

    (b) Non-rated certificates of participation evidencing ownership interest in the California Statewide Communities Development Authority - San Joaquin County Limited Obligation Bond Trust with book values of $4,428,000 and $4,434,000 and market values of $4,452,000 and $4,477,000 at December 31, 1996 and 1995,
           respectively.

Proceeds from maturities of investment securities held-to-maturity during 1996, were $16,630,000. Proceeds from maturities of investment securities available-for-sale during 1996, were $123,970,000. There were no gains or losses recognized. Included in shareholders' equity at December 31, 1996, is $383,000 of net unrealized losses on investments available-for-sale.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE #2 - INVESTMENT SECURITIES, Continued

Proceeds from maturities of investment securities held-to-maturity during 1995, were $26,946,000. Proceeds from maturities of investment securities available-for-sale during 1995, were $29,858,000. There were no gains or losses recognized. Included in shareholders' equity at December 31, 1995, is $202,000 of net unrealized loss on investments available-for-sale.

Securities with a book value of $27,384,000 and $32,723,000 and market value of $27,329,000 and $32,801,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost, estimated fair value and average yield of securities at December 31, 1996, by contractual maturity were as follows (in thousands):


                                                                       Held-to-Maturity Securities
                                                                 -----------------------------------------
 Maturities Schedule of Securities                               Amortized                       Average
        December 31, 1996                                           Cost         Fair Value      Yield (a)
----------------------------------                               ---------       ----------      ---------
Due in one year or less                                            $3,069          $3,074          4.86%
Due after one year through five years                               2,257           2,264          4.52%
Due after five through ten years                                      249             250          4.20%
                                                                   ------          ------          ----
             Carried at Book Value                                 $5,575          $5,588          4.64%
                                                                   ======          ======          ====


                                                                       Available-for-Sale Securities
                                                                 -----------------------------------------
                                                                 Amortized                        Average
                                                                   Cost           Fair Value     Yield (a)
                                                                 ---------       -----------     ---------
Due in one year or less                                           $25,108          $25,117         5.43%
Due after one year through five years                              11,638           11,210         5.86%
Due after five through ten years                                    3,141            3,150         5.99%
                                                                  -------          -------         ----
             Carried at Fair Value                                $39,887          $39,477         5.77%
                                                                  =======          =======         ====

----------------------
(a) The average yield is based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE #3 - LOANS

The composition of the loan portfolio at December 31, 1996 and 1995, was as follows (in thousands):


                                                        1996         1995
                                                      --------    --------
Commercial, financial and agricultural                $ 40,980    $ 44,801
Real Estate - construction                              11,601      32,098
Real Estate - mortgage
      Commercial                                       201,367     141,462
      Residential                                       30,051      30,505
Loans to individuals for household, family
 and other personal expenditures                         8,157      10,887
All other loans (including overdrafts)                     407         178
                                                      --------    --------
                                                       292,563     259,931
Deferred income on loans                                  (797)       (863)
                                                      --------    --------
         Loans, Net of Deferred Income                $291,766    $259,068
                                                      ========    ========


Nonaccruing loans totaled approximately $11,622,000 and $12,620,000 at December 31, 1996 and 1995, respectively. Interest income that would have been recognized on nonaccrual loans if they had performed in accordance with the terms of the loans was approximately $1,488,000, $985,000 and $510,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996 and 1995, the Bank had approximately $2,829,000 and $1,456,000 in loans past due 90 days or more in interest or principal and still accruing interest. These loans are collateralized and in the process of collection.


NOTE #4 - DIRECT LEASE FINANCING

The Bank leases equipment to parties under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investment in direct lease financing at December 31, 1996 and 1995, consists of the following (in thousands):
                                            1996          1995
                                           ------        ------
Lease payments receivable                  $3,183        $2,086
Estimated residual values                      33           322
                                           ------        ------
                                            3,216         2,408
Unearned income                              (329)         (252)
Lease residual balance account                (23)          (70)
                                           ------        ------
                                           $2,864        $2,086
                                           ======        ======

At December 31, 1996, the Bank had no outstanding lease commitments.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE #4 - DIRECT LEASE FINANCING, Continued

At December 31, 1996, future minimum lease payments receivable under direct financing leases are as follows (in thousands):

                      Year
                    --------
                      1997                      $1,277
                      1998                         712
                      1999                         568
                      2000                         326
                      2001                         104
                    Thereafter                     206
                                                ------
                                                 3,193
                    Less unearned income          (329)
                                                ------
                                                $2,864
                                                ======

NOTE #5 - RESERVE FOR LOAN AND LEASE LOSSES

Transactions in the reserve for loan and lease losses are summarized as follows (in thousands):
                                                  1996       1995       1994
                                                -------    -------     -------
Balance at beginning of year                    $ 3,644    $ 3,145     $ 2,328
Recoveries on loans previously charged off          503        549         291
Provision charged to operating expense            2,200      2,016       2,363
Loans charged off                                (1,603)    (2,066)     (1,837)
                                                -------    -------     -------
Balance at end of year                          $ 4,744    $ 3,644     $ 3,145
                                                =======    =======     =======

The Bank adopted SFAS No. 114, (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. The statement generally requires those loans identified as "impaired" to be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

The Bank has identified all nonaccruing loans as being impaired loans. The allowance for loan losses related to impaired loans amounted to approximately $485,000 for the year ended December 31, 1996, and is included in the above balance. The average balance of these loans amounted to approximately $10,314,000 for the year ended December 31, 1996. Cash receipts during 1996 applied to reduce principal balance and recognized as interest income was approximately $2,073,000 and $137,000, respectively.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE #6 - LOANS TO DIRECTORS AND OFFICERS

During prior years, the Bank has granted in the ordinary course of its business, loans to directors, principal shareholders and their associates. All such loans were made under terms which are consistent with the Bank's normal lending policies.

An analysis of the activity with respect to such aggregate loans to related parties during 1996 and 1995, is as follows (in thousands):

                                                   1996            1995
                                                   ----           -------
Outstanding Balance, Beginning of year              $50           $ 1,976
Credit granted, including renewals                                     82
Repayments and other reductions                      (9)           (2,008)
                                                    ---           -------
Outstanding Balance, End of year                    $41           $    50
                                                    ===           =======

NOTE #7 - BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment are summarized as follows (in thousands):

                                                       1996         1995
                                                     -------       -------

Buildings                                            $ 2,424       $ 2,425
Furniture and equipment                                9,331         8,532
Leasehold improvements                                 2,250         2,111
                                                     -------       -------
                                                      14,005        13,068
Less: Accumulated depreciation and amortization       (7,923)       (6,937)
                                                     -------       -------
                                                       6,082         6,131
Land                                                   1,222         1,222
                                                     -------       -------
    Total                                            $ 7,304       $ 7,353
                                                     =======       =======

NOTE #8 - OTHER REAL ESTATE OWNED

As discussed in Note #1H, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, 1996 and 1995, were as follows (in thousands):

                                                        1996           1995
                                                      -------        -------
Balance, Beginning of year                            $ 3,879        $ 2,470
Additions                                               4,877          5,715
Valuation adjustment and other reductions              (4,161)        (4,306)
                                                      -------        -------
Balance, End of year                                  $ 4,595        $ 3,879
                                                      =======        =======


The balances at December 31, 1996 and 1995, are shown net of reserves.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE #8 - OTHER REAL ESTATE OWNED, Continued

Transactions in the reserve for other real estate owned are summarized for December 31, 1996 and 1995, were as follows (in thousands):

                                                      1996       1995
                                                     ------     ------
Balance, Beginning of year                           $  909     $  515
Provision charged to other expense                      572        959
Charge-offs and other reductions                       (335)      (565)
                                                     ------     ------
Balance, End of year                                 $1,146     $  909
                                                     ======     ======

NOTE #9 - LONG-TERM DEBT

The long-term debt consists of one obligation. This note is a secured obligation and bears interest at 10%. Principal and interest are payable monthly in installments of $4,956, beginning October 1, 1990, until maturity at September 1, 2000.

The following is a schedule of future payments (in thousands):

Year                                    Principal     Interest     Total
----                                    ---------     --------     -----
1997                                       $ 45         $ 15       $ 60
1998                                         49           10         59
1999                                         55            5         60
2000                                         19            -         19
                                           ----         ----       ----
                                           $168         $ 30       $198
                                           ====         ====       ====

NOTE #10 - STOCK OPTION PLAN

At December 31, 1996, the Bank has a fixed option plan, which is described below. The Bank applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation costs for these plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the impact would not have materially affected net income.

The Company's 1993 incentive stock option and nonqualified stock option plan approved by the stockholders provide that an aggregate of 460,467 shares (after giving retroactive effect for 10 percent stock dividends) of the Company's unissued common stock may be granted to certain officers, key employees, and directors at prices not less than the fair market value of such shares at dates of grant. Options granted expire within a period of not more than ten years from the date the option is granted.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1996, 1995 and 1994, respectively: risk-free rates of 6.17%, 5.35% and 5.22%; dividend yields of 0%, 1.38% and 5.23%; expected life of five years; and volatility of 35% for all years.

A summary of the status of the Bank's fixed stock option plan as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                               1996                        1995                      1994
                                        -------------------      --------------------     ----------------------
                                                   Weighted                  Weighted                   Weighted
                                                   Average                   Average                    Average
                                                   Exercise                  Exercise                   Exercise
                                         Shares    Price         Shares      Price         Shares       Price
                                        ---------  --------      ------      --------      -------      --------
Outstanding, Beginning of year           414,554    $6.46        256,300      $6.05        219,850       $5.96
Granted                                  144,000     8.51        162,500       7.12         52,000        7.11
Exercised                               (130,493)    5.50         (8,610)      6.04        (10,500)       5.62
Expired                                   (9,349)    7.26        (23,635)      7.58        (18,300)       8.06
Canceled                                  41,446     6.46         27,999       6.08         13,250        5.96
                                        --------                 -------                   -------
Outstanding, End of year                 460,158     7.36        414,554       6.46        256,300        6.08
                                        ========                 =======                   =======
Options exercisable at year end          368,556     7.26        321,267       7.32        205,170        7.50
Weighted average fair value
 of options granted during
 the year                                  $3.51                   $2.76                     $2.00

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                             Options Outstanding                   Options Exercisable
                              -------------------------------------------     --------------------------
                                              Weighted
                                               Average          Weighted                       Weighted
                                             Remaining          Average                        Average
                                Number      Contractual         Exercise        Number         Exercise
                             Outstanding       Life              Price        Exercisable        Price
                             -----------    -----------         --------      -----------      --------
$5.116 to $5.904               36,476           4.89              $5.25           36,476         $5.25
$6.592 to $6.968              125,382          10.00               6.84          116,410          6.83
$7.182 to $7.500              154,550           9.83               7.26          114,400          7.23
$8.500 to $8.625              143,750          10.00               8.51          101,270          8.50
                              -------                                            -------
$5.116 to $8.625              460,158           9.54               7.36          368,556          7.26
                              =======                                            =======

NOTE #11 - DEFINED CONTRIBUTION PLAN (401K)

The Company sponsors a defined contribution pension plan that covers all employees with 1,000 or more hours worked in a year. Contributions to the plan are based on the employee's gross salary less the IRS Section 125 flex plan. For the years ending December 31, 1996, 1995 and 1994, the amount of pension expense was $138,000, $112,000, and $105,000, respectively.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE #12 - DEFERRED COMPENSATION

The Bank maintained a nonqualified, unfunded deferred compensation plan for certain key management personnel whereby they may defer compensation which will then provide for certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement. The plan provides for reduced benefits upon early retirement, disability, or termination of employment. The deferred compensation expense for 1996 was $322,488 ($193,493 net of income taxes), 1995 was $155,000 ($93,000 net of income taxes), and 1994 was $206,000 ($124,000 net of income taxes).


NOTE #13 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the State Banking Department, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20% of its contributed capital and retained earnings. At December 31, 1996, the combined amount of funds available from these two sources amounted to approximately $17,054,000 or 47% of consolidated stockholders equity.


NOTE #14 - STOCK DIVIDENDS

On May 1, 1995, the Bank distributed 356,433 shares of common stock in connection with a 10% stock dividend. As a result of the stock dividend, common stock was increased and retained earnings was decreased by $2,940,000. On January 23, 1996, the Board of Directors declared a 10% stock dividend payable on April 5, 1996, to stockholders of record on March 22, 1996. As a result, common stock was increased and retained earnings were decreased by $3,571,000. All references in the accompanying financial statements to the number of common shares and per share amounts for 1995 and 1994, have been restated to reflect the stock dividends.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE #15 - OTHER EXPENSES

The following is a breakdown of other expenses for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                    1996        1995        1994
                                                   -------     -------    -------
Data processing                                    $  893       $  903     $  889
Marketing expenses                                    766          809        545
Office supplies, postage and telephone              1,050        1,044        842
Bank insurance                                        454          454        468
FDIC assessments                                      143          473        617
Legal fees                                            843          558        495
Operating losses                                      660          389        338
OREO expenses and provision for OREO                  574        1,230      1,185
Other                                               2,430        1,836      1,773
                                                   ------       ------     ------
     Total                                         $7,813       $7,696     $7,152
                                                   ======       ======     ======

NOTE #16 - INCOME TAXES

The provisions for income taxes consist of the following (dollars in thousands):

                                                    1996        1995        1994
                                                   -------     -------    -------
Tax provision applicable to income
  before income taxes                              $2,459       $2,100     $2,106
                                                   ======       ======     ======
Federal Income Tax
  Current                                           1,946        1,903      1,931
  Deferred                                           (234)        (425)      (428)
State Franchise Tax
  Current                                             859          700        744
  Deferred                                           (112)         (78)      (141)
                                                   ------       ------     ------
     Total                                         $2,459       $2,100     $2,106
                                                   ======       ======     ======

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE #16 - INCOME TAXES, Continued

Deferred tax expense results from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows (in thousands):

                                                             1996                   1995                   1994
                                                      ----------------       ---------------        -----------------
                                                       Federal  State         Federal  State         Federal   State
                                                      --------  -----        --------  -----        --------   ------
Tax effect of
      Nonaccrual loan interest computed
       differently on tax returns than
       for financial statements                         $  8     $  3         $ (50)   $(18)         $  17     $   6
      Direct lease financing                               9        7            23       2           (274)     (101)
      Depreciation computed differently
       on tax returns than for financial statements       24       18            (9)      9             75        19
      OREO transactions computed differently
       on tax return than for financial statements       (24)      (9)         (191)    (33)            23         7
      Deferred compensation plan                         (70)     (27)          (75)    (24)           (63)      (20)
      Provision for loan loss deduction on tax
       return over or (under) amount charged for
       financial statements purposes                    (243)     (93)          (72)    (12)          (156)      (51)
      Other                                               62      (11)          (51)     (2)           (50)       (1)
                                                       -----    -----         -----    ----          -----     -----
                             Total                     $(234)   $(112)        $(425)   $(78)         $(428)    $(141)
                                                       =====    =====         =====    ====          =====     =====

As a result of the following items, the total tax expenses for 1996, 1995 and 1994, were less than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes (dollars in thousands):

                                             1996                      1995                  1994
                                     ---------------------     ---------------------   ------------------
                                                Percent of                Percent of           Percent of
                                                  Pretax                    Pretax               Pretax
                                     Amount       Income       Amount       Income     Amount    Income
                                     ------     ----------     ------     ----------   ------  ----------
Federal rate                         $2,258        34.0        $1,925        34.0      $1,890     34.0
Changes due to State income tax,
  net of Federal tax benefit            472         7.1           402         7.1         395      7.1
Exempt interest                        (218)       (3.3)         (154)       (3.1)       (128)    (2.3)
Other                                   (53)       (0.8)          (73)       (0.9)        (51)    (0.9)
                                     ------        ----        ------        ----      ------     ----
    Total                            $2,459        37.0        $2,100        37.1      $2,106     37.9
                                     ======        ====        ======        ====      ======     ====

NOTE #17 - NET INCOME PER COMMON SHARE

Income per share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the period, which were 4,402,806, 4,326,095, and 4,282,910 for the years ending December 31, 1996,
1995 and 1994, respectively, after 10% stock dividends in 1996 and 1995. Stock options granted did not have a dilutive effect, and they have been excluded from the calculation of income per share.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE #18 - COMMITMENTS AND CONTINGENCIES

The Bank leases land and buildings under noncancelable operating leases expiring at various dates through 2014. The following is a schedule of future minimum lease payments based upon obligations at year end (in thousands):

                 Year
                 ----
                 1997                             $1,032
                 1998                                866
                 1999                                863
                 2000                                863
                 2001                                789
                 Succeeding years                  5,267
                                                  ------
                                                  $9,680
                                                  ======

Total rental expense for the three years ended December 31, 1996, 1995 and 1994, was $1,064,000 $1,087,000, $760,000, respectively. The increase in occupancy expense in 1996 and 1995 was due to an increase in rental expense from the sale and leaseback of the service center, and rental expense incurred as a result of the opening of two new banking offices.

The Bank is involved in various litigation. In the opinion of Management and the Company's legal counsel, the disposition of all litigation pending will not have a material effect on the Company's financial statements.

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby commercial letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1996 and 1995, the Bank had commitments to extend credit of $34,461,000 and $35,642,000, respectively, and obligations under standby letters of credit of $1,088,000 and $1,982,000, respectively.

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

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE #18 - COMMITMENTS AND CONTINGENCIES, Continued

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.


NOTE #19 - REGULATORY MATTERS

The bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correct action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts and ratios are presented in the following table (dollars in thousands):

                                                                                           Capital Needed
                                                                             -------------------------------------------
                                                                                                         To Be Well
                                                                                 For Capital          Capitalized Under
                                                                                   Adequacy           Prompt Corrective
                                                          Actual                   Purposes              Provisions
                                                  ---------------------      ------------------      -------------------
                                                   Amount        Ratio        Amount      Ratio      Amount       Ratio
                                                  -------        -----       -------      -----      ------       ------
As of December 31, 1996:
Total capital to risk-weighted assets             $39,206        12.3%       $25,486       8.0%      $31,857       10.0%
Tier 1 capital to risk-weighted assets             35,214        11.1%        12,743       4.0%       19,114        6.0%
Tier 1 capital to average assets                   35,214         8.5%        16,550       4.0%       20,687        5.0%

As of December 31, 1995:
Total capital to risk-weighted assets              33,627        11.3%        23,820       8.0%       29,775       10.0%
Tier 1 capital to risk-weighted assets             29,983        10.1%        11,910       4.0%       17,865        6.0%
Tier 1 capital to average assets                   29,983         7.7%        15,579       4.0%       19,474        5.0%

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE #20 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments at December 31, 1996 (dollars in thousands). FASB Statement 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                          December 31, 1996
                                                      ------------------------
                                                       Carrying         Fair
                                                        Amount          Value
                                                       --------        -------
Financial Assets
      Cash and cash equivalents                        $ 48,573        $ 48,573
      Investment securities and deposits                 49,009          49,022
      Loans                                             292,563         291,906
      Direct lease financing                              2,864           2,760

Financial Liabilities
      Deposits                                          370,966         368,380
      Long-term debt                                        168             168

Unrecognized Financial Instruments
      Commitments to extend credit                       34,461          34,461
      Standby letters of credit                           1,088           1,088

The following methods and assumptions were used to estimate the fair value of financial instruments:

o   Investment Securities

    For U.S. Treasury and U.S. Government Agency securities, fair values are based on market prices. For other investment securities, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities as the basis for a pricing matrix.

o   Loans

    The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE #20 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

o   Deposits

    The fair value of demand deposits, money market deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at December 31, 1996. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

o   Notes Payable

    Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE #21 - CONDENSED FINANCIAL INFORMATION OF FOOTHILL INDEPENDENT BANCORP
           (PARENT COMPANY)




                      BALANCE SHEETS

                                                                      1996          1995          1994
                                                                     -------       -------      -------
                                                                           (dollars in thousands
                                                                         except per share amounts)
Assets
      Cash                                                          $    281       $   195      $   428
      Investment in subsidiaries                                      35,283        30,135       25,456
      Time certificates of deposit                                         -            95          693
      Accounts receivable                                                209            37           16
      Loans                                                               15            15           16
      Excess of cost over net assets of company acquired (net)           212           255          297
      Prepaid and other                                                  222           310          320
                                                                     -------       -------      -------
                      Total Assets                                   $36,222       $31,042      $27,226
                                                                     =======       =======      =======
Liabilities
      Dividends payable                                                    -             -          355
                                                                     -------       -------      -------
Stockholders' Equity
      Common stock                                                    15,406        10,789        7,440
      Additional paid-in capital                                         592           456          456
      Retained earnings                                               20,224        19,797       18,975
                                                                     -------       -------      -------
                      Total Stockholders' Equity                      36,222        31,042       26,871
                                                                     -------       -------      -------
                      Total Liabilities and Stockholders' Equity     $36,222       $31,042      $27,226
                                                                     =======       =======      =======

                      STATEMENTS OF INCOME

INCOME
      Equity in undistributed income of subsidiaries                 $ 4,328       $ 3,677      $ 3,529
      Interest and other income                                            6            18           29
                                                                     -------       -------      -------
                                                                       4,334         3,695        3,558
                                                                     -------       -------      -------
EXPENSE
      Amortization and other expenses                                    224           169          117
      Interest expense                                                     -             -            3
                                                                     -------       -------      -------
                                                                         224           169          120
                                                                     -------       -------      -------
                      Total Operating Income                           4,110         3,526        3,438
Tax benefit of parent's operating expenses                                73            37           16
                                                                     -------       -------      -------
                      Net Income                                     $ 4,183       $ 3,563      $ 3,454
                                                                     =======       =======      =======

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE #21 - CONDENSED FINANCIAL INFORMATION OF FOOTHILL INDEPENDENT BANCORP
           (PARENT COMPANY)


                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                           1996      1995        1994
                                                                         -------    ------     -------
                                                                              (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
      Cash received for tax benefit from Foothill Independent Bank       $    72    $   37     $    16
      Dividend received from Foothill Independent Bank                         -         -       1,054
      Interest and other income received                                       6        18          29
      Interest paid                                                            -         -          (7)
      Cash paid for operating expenses                                      (266)     (138)        (40)
                                                                         -------    ------     -------
                      Net Cash Provided/(Used) By Operating Activities      (188)      (83)      1,052
                                                                         -------    ------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease in loans                                                    -         1           -
      (Purchase)/redemption of deposits in other financial institutions       95       598        (495)
      Capital contributed to subsidiary                                   (1,000)     (800)          -
                                                                         -------    ------     -------
                      Net Cash Provided/(Used) By Investing Activities      (905)     (201)       (495)
                                                                         -------    ------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends paid                                                          (3)     (358)     (1,434)
      Capital stock purchased                                                330       357          46
      Proceeds from exercise of stock options                                852        52          59
      Principal payment on long-term debt                                      -         -        (187)
                                                                         -------    ------     -------
                      Net Cash Provided/(Used) By Financing Activities     1,179        51      (1,516)
                                                                         -------    ------     -------
NET INCREASE/(DECREASE) IN CASH                                               86      (233)       (959)
    CASH, Beginning of year                                                  195       428       1,387
                                                                         -------    ------     -------
    CASH, End of year                                                    $   281    $  195     $   428
                                                                         =======    ======     =======
RECONCILIATION OF NET INCREASE TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
NET INCOME                                                               $ 4,183    $3,563     $ 3,454
                                                                         -------    ------     -------
      Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities
          Amortization                                                        42         42         42
          Undistributed earnings of subsidiaries                          (4,328)    (3,677)    (2,475)
          (Increase)/decrease in accounts receivable                        (172)       (21)        70
          (Increase)/decrease in prepaids and other                           87         10        (36)
          Decrease in interest payable                                         -          -         (3)
                                                                         -------    -------    -------
                      Total Adjustments                                   (4,371)    (3,646)    (2,402)
                                                                         -------    -------    -------
                      Net Cash Provided by Operating Activities          $  (188)   $   (83)   $ 1,052
                                                                         =======    =======    =======

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE #22 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following quarterly financial information for the Company and its subsidiaries for the two years ended December 31, 1996, is summarized below:

                                                                          1996
                                                 -------------------------------------------------------
                                                  First           Second            Third         Fourth
                                                 ------           ------            ------        ------
                                                    (dollars in thousands, except per share amounts)
Summary of Operations
      Interest income                            $8,764           $8,507           $9,076         $8,800
      Interest expense                            2,641            2,405            2,329          2,494
      Net interest income                         6,123            6,102            6,747          6,306
      Provision for loan losses                     490              535              722            453
      Net interest income after provision
       for loan losses                            5,633            5,567            6,025          5,853
      Other income                                1,246            1,307            1,352          1,359
      Other expense                               5,553            5,323            5,479          5,345
      Income before taxes                         1,326            1,551            1,898          1,867
      Applicable income taxes                       503              598              746            612
                                                 ------           ------           ------         ------
                      Net Income                 $  823           $  953           $1,152         $1,255
                                                 ======           ======           ======         ======
Net Income Per Share                             $ 0.19           $ 0.22           $ 0.26         $ 0.28
                                                 ======           ======           ======         ======

                                                                          1995
                                                 -------------------------------------------------------
                                                  First           Second            Third         Fourth
                                                 ------           ------            ------        ------
                                                    (dollars in thousands, except per share amounts)
Summary of Operations
      Interest income                            $7,769           $8,345            $8,620        $8,669
      Interest expense                            1,877            2,358             2,788         2,763
      Net interest income                         5,892            5,987             5,832         5,906
      Provision for loan losses                     630              870               170           347
      Net interest income after provision
       for loan losses                            5,262            5,117             5,662         5,559
      Other income                                1,235            1,145             1,022         1,286
      Other expense                               5,234            4,809             5,258         5,324
      Income before taxes                         1,263            1,453             1,426         1,521
      Applicable income taxes                       481              552               523           544
                                                 ------           ------            ------        ------
                      Net Income                 $  782           $  901            $  903        $  977
                                                 ======           ======            ======        ======
Net Income Per Share                             $ 0.18           $ 0.20            $ 0.21        $ 0.23
                                                 ======           ======            ======        ======

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information regarding the Registrant's executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement, for the Company's 1997 annual meeting of shareholders, to be filed with the Commission on or before April 29, 1997.


ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1997 for the Company's 1997 annual shareholders' meeting.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1997 for the Company's 1997 annual shareholders' meeting.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1997 for the Company's 1997 annual shareholders' meeting.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The following documents are filed as part of this Form 10-K:

        (1)  Financial Statements:

             See Index to Financial Statements in Item 8 on Page 33 of this Report.

        (2)  Financial Statement Schedules:

             All schedules are omitted as the information is not required, is not material or is otherwise furnished.

        (3)  Exhibits:

             See Index to Exhibits on Page 64 of this Form 10-K.

        (4)  Reports on Form 8-K:

             None

                               POWER OF ATTORNEY

        Each person whose signature appears below hereby authorizes George E. Langley, Tom Kramer or Carol Ann Graf, individually, as attorney-in-fact, to sign in his behalf and in each capacitiy stated below, and to file, all amendments and/or supplements to this Annual Report on Form 10-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 1997.

                                      FOOTHILL INDEPENDENT BANCORP (Registrant)

                                      By:      /s/ GEORGE E. LANGLEY
                                         --------------------------------------
                                                   George E. Langley
                                         President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the registrant in the capacities indicated on March 27, 1997.


/s/ GEORGE E. LANGLEY                 President, Chief Executive Officer
-------------------------------       (Principal Executive Officer) and
    George E. Langley                 Director

/s/ CAROL ANN GRAF                    Chief Financial Officer (Principal
-------------------------------       Financial and Accounting Officer)
    Carol Ann Graf

/s/ WILLIAM V. LANDECENA              Chairman of the Board of Directors
-------------------------------
    William V. Landecena

/s/ RICHARD A. BARKER                 Director
-------------------------------
    Richard A. Barker

/s/ CHARLES G. BOONE                  Director
-------------------------------
    Charles G. Boone

/s/ O.L. MESTAD                       Director
-------------------------------
    O.L. Mestad

/s/ MAX E. WILLIAMS                   Director
-------------------------------
    Max E. Williams

/s/ DOUGLAS F. TESSITOR               Director
-------------------------------
    Douglas F. Tessitor

                                                                                                        Sequentially
Exhibit                                                                                                   Numbered
Number                                                                                                      Page
-------                                                                                                 ------------
  21            Subsidiaries of Registrant

  23.1          Consent of Independent Certified Public Accountants with respect to the Financial Statements of the Registrant

  23.2          Consent of Independent Certified Public Accountants with respect to the
                Financial Statements of the Registrant's 401K Plan included as Exhibit 99 to this Report

  24.1          Power of Attorney-- (Included on Signature Page)

  27            Financial Data Sheet

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

________________

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

(R-7) Incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(R-8) Incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(R-9) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(R-10) Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated February 27, 1997 filed to register, under
        Section 12(g) of the Securities Exchange Act of 1934, Rights to Purchase Common Stock ("Shareholder Rights").