Form 10-Q
period 1997-03-31
FOOTHILL INDEPENDENT BANCORP
filed 1997-05-15
CIK 718903

SECURITIES AND EXCHANGE COMMISSION
                    						 Washington, D.C.  20549
                  					  ---------------------------

                        							  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          March 31, 1997

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





                 					4,556,016 shares of Common Stock
                      						as of April 28, 1997

			            FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
					                   CONSOLIDATED BALANCE SHEETS
                      						    (UNAUDITED)
                					     (dollars in thousands)

		     ASSETS                          MARCH 31, 1997      DECEMBER 31, 1996
Cash and due from banks                   $  32,762             $  33,673
Federal funds sold                           23,900                14,900
                              							     ---------             ---------
       Total Cash and Cash Equivalents       56,662                48,573
                               									  ---------             ---------
Interest-bearing deposits in other
  financial institutions                      2,078                 3,957
                               									  ---------             ---------
Investment Securities Held-To-Maturity
  (approximate market value $15,888
  in 1997 and $5,588 in 1996)
    U.S. Treasury                            13,394                 2,796
    Municipal Agencies                        2,297                 2,529
    Other Securities                            250                   250
                               									  ---------             ---------
       Total Investment Securities
       	 Held-To-Maturity                    15,941                 5,575
                               									  ---------             ---------
Investment Securities Available-For-Sale     43,258                39,477
                               									  ---------             ---------

Loans, net of unearned discount and
  prepaid points and fees                   277,407               291,766
Direct lease financing                        4,309                 2,864
  Less reserve for possible loan
    and lease losses                         (4,427)               (4,744)
                               									  ---------             ---------
       Total Loans & Leases, net            277,289               289,886
                               									  ---------             ---------

Bank premises and equipment                   7,931                 7,304
Accrued interest                              2,427                 2,681
Other real estate owned, net of allowance
  for possible losses of $897 in 1997
  and $1,146 in 1996                          4,527                 4,595
Cash surrender value of life insurance        3,659                 3,596
Prepaid expenses                                723                   967
Deferred income taxes                         1,954                 1,954
Other assets                                  1,418                 1,940
                               									  ---------             ---------
       TOTAL ASSETS                       $ 417,867             $ 410,505
                                 							  =========             =========

	 LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                         $ 115,626             $ 108,670
  Savings and NOW deposits                   90,169                84,781
  Money market deposits                      60,627                59,099
  Time deposits in denominations of
    $100,000 or more                         50,806                58,547
  Other time deposits                        60,188                59,869
                                								  ---------             ---------
       Total deposits                       377,416               370,966

Accrued employee benefits                     1,419                 1,417
Accrued interest and other liabilities        1,373                 1,732
Long-term debt                                  157                   168
                                								  ---------             ---------
       Total Liabilities                    380,365               374,283
                               									  ---------             ---------

Stockholders' Equity
Contributed capital
    Capital stock-authorized 12,500,000
     shares without par value; issued and
     outstanding 4,548,898 shares in 1997
     and 4,520,590 in 1996                   15,647                15,406
  Additional Paid-in Capital                    592                   592
  Retained Earnings                          21,740                20,607
  Valuation Allowance for Investments          (477)                 (383)
                               									  ---------             ---------
       Total Stockholders' Equity            37,502                36,222
                               									  ---------             ---------

       Total Liabilities and
       	Stockholders' Equity              $ 417,867             $ 410,505
                               									  =========             =========

See accompanying notes to financial statements

          			     FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
			                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      							    (UNAUDITED)
                				      (dollars in thousands)

                               								   Three Months Ended March 31,
                                     											1997            1996
INTEREST INCOME
  Interest and fees on loans                 $  7,326         $  7,622
  Interest on investment securities
    U.S. Treasury                                 112               60
    Obligations of other U.S. government
      agencies                                    420              447
      Municipal agencies                          101              106
    Other securities                               46               52
    Interest on deposits                           40              111
    Interest on Federal funds sold                279              334
    Lease financing income                         44               32
                               									     --------         --------
    Total Interest Income                       8,368            8,764
                               									     --------         --------

INTEREST EXPENSE
  Interest on savings & NOW deposits              323              298
  Interest on money market deposits               525              394
  Interest on time deposits in denominations
   of $100,000 or more                            836              929
   Interest on other time deposits                755            1,015
   Interest on borrowings                           4                5
                                  						     --------         --------
    Total Interest Expense                      2,443            2,641
                                								     --------         --------
    Net Interest Income                         5,925            6,123

PROVISION FOR LOAN AND LEASE LOSSES               281              490
                               									     --------         --------
Net Interest Income After Provisions
  for Loan and Lease Losses                     5,644            5,633
                               									     --------         --------

OTHER INCOME
  Fees and service charges                      1,271            1,180
  Gain on sale SBA loans                           13                -
  Other                                            97               66
                                   										--------         --------
    Total other income                          1,381            1,246
                               									     --------         --------
OTHER EXPENSES
  Salaries and benefits                         2,477            2,505
  Occupancy expenses, net of revenue
    of $28 in 1997 and $117 in 1996               531              508
  Furniture and equipment expenses                473              343
  Other expenses (Note 2)                       1,744            2,197
                               									     --------         --------
    Total other expenses                        5,225            5,553
                               									     --------         --------

INCOME BEFORE INCOME TAXES                      1,800            1,326
                               									     --------         --------

PROVISION FOR INCOME TAXES                        667              503
                               									     --------         --------

NET INCOME                                   $  1,133         $    823
                               									     ========         ========

EARNINGS PER SHARE OF COMMON STOCK           $   0.23         $   0.17
  (Note 3)                                   ========         ========

See accompanying notes to financial statements

      					       FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
			   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
					                         				(UNAUDITED)
                    							 (dollars in thousands)


             			  THREE MONTHS ENDED MARCH 31, 1997 AND 1996

																		                                                                 VALUATION
               	    				       NUMBER OF                 ADDITIONAL                ALLOWANCE
                         							SHARES        CAPITAL     PAID-IN     RETAINED        FOR
                     						   OUTSTANDING      STOCK      CAPITAL     EARNINGS    INVESTMENT     TOTAL
                     						   -----------    --------    ---------    --------    ----------  -----------
BALANCE, January 1, 1996        3,955,761    $ 10,789      $  456     $ 19,999      $ (202)     $ 31,042

  10% stock dividend
   distributed 4/5/96                           3,572                   (3,572)                        -

  Common stock issued under
   employee benefit and dividend
   reinvestment plans              17,666         151                                                151

  Net income for three months                                               823                      823

  Net unrealized loss on
   marketable equity securities
   available-for-sale                                                                  (87)          (87)

  Change in net unrealized
   loss on securities
   available for sale                                                                 (146)         (146)
                   					      -----------    --------    ---------    ---------     --------  ----------
BALANCE, March 31, 1996         3,973,427    $ 14,512      $ 456      $  17,250     $ (435)   $   31,783
					                         ===========    ========    =========    =========     ========  ==========

BALANCE, January 1, 1997        4,520,590    $ 15,406      $ 592       $ 20,607     $ (383)   $   36,222

  Exercise of stock options        16,813         100                                                100

  Common stock issued under
   employee benefit and
   dividend reinvestment plans     11,495         141                                                141

  Net income for three months                                             1,133                    1,133

  Net unrealized loss on
   marketable equity
   securities available-for-sale                                                       (53)          (53)

  Change in net unrealized
   loss on securities available
   for sale                                                                            (41)          (41)
                   					      -----------    --------    ---------    --------    ----------  ----------
BALANCE, March 31, 1997         4,548,898    $ 15,647      $ 592      $ 21,740      $ (477)   $   37,502
                     			      ===========    ========    =========    ========    ==========  ==========

See accompanying notes to financial statements

          			      FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
          			     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         							   (UNAUDITED)
                   					     (dollars in thousands)

                		THREE MONTHS ENDED MARCH 31, 1997 AND 1996
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1997             1996
  Cash Flows From Operating Activities:
    Interest and fees received                      $    8,482      $    9,113
    Service fees and other income received               1,305           1,188
    Financing revenue received under leases                 44              31
    Interest paid                                       (2,626)         (2,821)
    Cash paid to suppliers and employees                (7,656)         (5,375)
    Income taxes paid                                     (291)           (236)
                                     											    ----------      ----------
      Net Cash Provided(Used) by Operating Activities     (742)          1,900
                                      										    ----------      ----------
  Cash Flows From Investing Activities:
    Proceeds from maturity of investment
     securities                                         33,243          60,320
    Purchase of investment securities                  (47,412)        (75,681)
    Proceeds from maturity of deposits in
      other financial institutions                       2,174               -
    Purchase of deposits in other financial
      institutions                                        (295)         (2,763)
    Net (increase) decrease in credit card and
      revolving credit receivables                          32             101
    Recoveries on loans previously written off              54              67
    Net (increase) decrease in loans                    13,086          (5,843)
    Net (increase) decrease in leases                   (1,445)            161
    Capital expenditures                                 2,031          (1,171)
    Proceeds from sal of other real estate owned           656               -
    Proceeds from sale of property, plant
     and equipment                                          13               6
                                     											    ----------       ----------
      Net Cash Provided(Used) in Investing Activities    2,137         (24,803)
                                     											    ----------       ----------
  Cash Flows From Financing Activities:
    Net increase (decrease) in demand deposits,
     NOW accounts, savings accounts, and money
     market deposits                                    13,926          12,516
    Net increase (decrease) in certificates of
     deposit with maturities of three months or less   (13,281)             68
    Net increase (decrease) in certificates of
     deposit with maturities of more than three
     months                                              5,859          (4,994)
    Proceeds from stock issued under employee
     benefit and dividend reinvestment plans               241             152
    Principal payment on long term debt                    (11)            (10)
    Dividends paid                                         (40)              -
                                     											    ----------      ----------
      Net Cash Provided by Financing Activities          6,694           7,732
                                      										    ----------      ----------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                            8,089         (15,171)
Cash and Cash Equivalents at Beginning of Year          48,573          68,028
                                      										    ----------      ----------
Cash and Cash Equivalents
  at March 31, 1997 & 1996                          $   56,662      $   52,857
                                      										    ==========      ==========

See accompanying notes to financial statements

           			   FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
           			  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        							  (UNAUDITED)
                    			    (dollars in thousands)

         	       THREE MONTHS ENDED MARCH 31, 1997 AND 1996


   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES


                                            												1997             1996
Net Income                                          $    1,133     $       823


Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities


    Depreciation and amortization                       (2,658)            262
    Provision for possible credit losses                   281             490
    (Gain) loss on disposition of property,
     plant & equipment                                     (13)              7
    (Increase) decrease in taxes payable                   376             267
    (Increase) decrease in other assets                    522             355
    Increase (decrease) in interest receivable             254             381
    (Increase) decrease in discounts and premiums          (96)              -
    (Increase) decrease in interest payable               (183)           (180)
    Increase (decrease) in fees and other
     receivables                                           244             (66)
    (Increase) decrease in accrued expenses
     and other liabilities                                (526)           (373)
    Increase in cash surrender value of life
     insurance                                             (63)            (66)
    Gain on sale of investments and other assets           (13)              -
                                      										    ----------       ---------
	    Total Adjustments                                  (1,875)          1,077
                                      										    ----------       ---------

Net Cash Provided(Used) by Operating Activities     $     (742)     $    1,900
                                     											    ==========       =========


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

                					    MARCH 31, 1997 AND 1996


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE #2 - OTHER EXPENSES


The following is a breakdown of other expenses for the three month periods ended March 31, 1997 and 1996.


                       	       Three Months Ended March 31,
                          							    1997         1996
Data processing                    $   232      $   217
Marketing expenses                     165          217
Office supplies, postage
  and telephone                        310          283
Bank Insurance                         108          116
FDIC Assessments                        43           34
Legal Fees                             365          215
Litigation Settlement Costs              -          453
Provision for OREO loss                 25           90
Other expenses                         496          572
                         							   -------      -------
  Total Other Expenses             $ 1,744      $ 2,197
                          						   =======      =======

NOTE #3 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding during each period. Stock options have been excluded from the computation of earning per share, as their effect is immaterial.

The weighted average number of shares used to compute earnings per share was 4,983,166 in 1997 and 4,796,980 in 1996. The weighted average number of shares has been adjusted for the 10% stock dividends in 1996 and 1997.

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at March 31, 1997.
The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at March 31, 1997.

The estimated fair value of the Bank's financial instruments are as follows:

                                     									  MARCH 31, 1997
                         							     Carrying Amount            Fair Value
                         							     ---------------          --------------
Financial Assets                              (dollars in thousands)
  Cash                                    58,740                   58,740
  Investment securities                   59,199                   59,146
  Real estate loans                       21,852                   21,652
  Installment loans                       13,043                   13,040
  Commercial loans                       243,661                  243,726
  Direct lease financing                   4,227                    4,216

Financial Liabilities
  Deposits                               377,416                  368,705
  Long term debt                             157                      157

Unrecognized Financial Instruments
  Commitments to extend credit            34,748                   34,748
  Standby letters of credit                  527                      527

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The Company's principal operating subsidiary is Foothill Independent Bank, a California state chartered bank (the "Bank"), which accounts for substantially all of the Company's revenues and income. Accordingly, the following discussion focuses primarily on the operations and financial condition of the Bank.

Net Interest Income. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income declined by $198,000, or 3.2%, in the quarter ended March 31, 1997, as compared to the same quarter of 1996, primarily as a result of a $396,000, or 4.5%, decline in interest income, which more than offset a $198,000, or 7.5%, decline in interest expense.
The decline in interest income was primarily due to a decline in yields on outstanding loans as a result of declining market rates of interest during the first quarter of 1997. The decline in interest expense was due primarily to a reduction in the volume of time certificates of deposit ("TCDs" or "Time Deposits"), both in denominations of $100,000 or more and in denominations of less that $100,000, and, to a lesser extent, a decline in market rates of interest.

A bank's net interest income is affected by a number of factors including the relative percentages or the "mix" of (i) the Bank's assets, between loans, on the one hand, on which the Bank is able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which the Bank is able to obtain somewhat lower rates of interest; (ii) variable and fixed rate loans in its loan portfolio and (iii) demand and savings deposits, on the one hand, and Time Deposits, on the other hand.
As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to offset fully the increase in the rates of interest it must offer to retain maturing Time Deposits and attract new deposits. Similarly, a bank with a high percentage of Time Deposits generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on TCD's cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to terminate or "run-off" in order to reduce interest expense.

The Bank attempts to reduce its exposure to interest rate fluctuations, and thereby at least to maintain and, if possible, to increase its net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCD's, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. Beginning in the second half of 1996 and continuing into the first quarter of 1997, the Bank's management elected to allow maturing TCD's to "run-off" and commenced marketing programs designed to attract additional demand and savings deposits. As a result of these efforts the average volume of demand and savings (including money market) deposits increased by $31,614,000, or 14.1% in quarter ended March 31, 1997 compared to the same period in 1996 and, at March 31, 1997, such deposits represented 69% of the Bank's total deposits as compared to 62% at March 31, 1996. During the quarter ended March 31, 1997, the average volume of TCDs in denominations of $100,000 or more was reduced to by $ 4,287,000 or 7.0%. The change in the mix of deposits and lower rates paid on interest bearing deposits contributed to an improvement in the Bank's net interest margin (i.e., net interest income stated as a percentage of interest income) in the quarter ended March 31, 1997 to 70.8% from 69.9% in the same quarter of 1996.

The ability of the Bank to maintain its net interest margin is not entirely within its control because the interest rates the Bank is able to charge on loans and the interest rates it must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in the Bank's service areas. In addition, the effect on a bank's net interest margins of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to Time Deposits as to which a change in interest rates generally cannot be implemented until such deposits mature.
In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin.

Provision for Loan and Lease Losses. The Bank follows the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"), which is adjusted periodically to reflect changes in (i) the volume of outstanding loans and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." During the first quarter of 1997, the Bank was able to dispose of certain non-performing loans which enabled the Bank to reduce the provision in the first quarter of 1997 to $281,000, from $490,000 in the same quarter of 1996, without adversely affecting the ratio of the Bank's
Loan Loss Reserve to total loans and leases outstanding at March 31, 1997, which was unchanged, at approximately 1.6%, from the ratio at March 31, 1996. Net loan charge-offs for the first three months of 1997 aggregated $398,000, representing nine hundredths of one percent (0.09%) of average loans and leases, as compared to net loan charge-offs for the same period in 1996 of $221,000, which represented eight hundredths of one percent
(0.08%) of average loans and leases outstanding.

Other Income. Other income increased by $135,000 or 10.8% in the first three months of 1997 compared to 1996, primarily as a result of increases in transaction fees and service charges that were attributable to increases in the volume of total deposits and other banking transactions.

Other Expense. Other expense (which is also referred to as "non-interest expense"), consists primarily of (i) salaries and other employee expenses,
(ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs and charges that are periodically made against income to establish reserves for possible losses on the disposition of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as "other real estate owned" or "OREO"). Non-interest expense was approximately $327,000, or 5.9%, lower in the first quarter of 1997, than in the first quarter of 1996, due primarily to a non-recurring charge, resulting from the Bank's settlement of certain litigation, in the first quarter of 1996. This reduction was partially offset by increases in professional and equipment expenses related to a conversion by the Bank to a new data processing system during the first quarter of 1997 that occurred on April 14, 1997. As a result of the reduction in non-interest expense, as a percentage of operating income (net interest income plus other income), such expense declined from 75.4% in the first quarter of 1996 to 71.5% in same period of 1997.

Income Taxes. Income taxes increased by approximately $164,000 or 32.6% during the first quarter of 1997 compared to 1996, primarily as a result of the increase in pre-tax income achieved in 1997.

FINANCIAL CONDITION AND LIQUIDITY

The Company's total assets at March 31, 1997 were approximately
$7,362,000 or 1.8% higher than at December 31, 1996. Average total assets during that same three month period, from December 31, 1996 to March 31, 1997, increased by $11,752,000 or 2.9%, due primarily to an increase in the average volume of loans and leases and, to a lesser extent, an increase in the average volume of investment securities.

Average loans and leases increased approximately $8,474,000 or 3.0% in the three month period ended March 31, 1997. The average amount of investment securities held by the Bank during the first three months of 1997 increased by approximately $677,000 or 1.0% compared to year end
December 31, 1996 figures. The average volume of interest bearing deposits held at other financial institutions declined by 60% to $2,965,000 in the first quarter of 1997 from $7,391,000 at December 31, 1996. The average volume of Federal Funds sold increased 9% from $20,033,000 at December 31, 1996 compared to $21,835,000 in the first quarter of 1997.

Beginning in the first quarter of 1996 and continuing into 1997, the Bank initiated new marketing programs designed to increase the volume of demand, savings and money market deposits, which are either non-interest bearing or bear interest at rates which are substantially lower than those paid on Time Deposits. At the same time, management began reducing the interest rates it offered on TCDs in denominations of $100,000 or more, as well as on other Time Deposits, to discourage renewals of existing and purchases of new Time Deposits by customers and, thereby, reduce the volume of those deposits at the Bank. As a result, at March 31, 1997, the volume of demand deposits and savings deposits at the Bank was $13,872,000 higher than at December 31, 1996 and non-interest bearing demand deposits, as a percentage of total deposits, had increased to 30.6% from 29.2% at December 31, 1996. By contrast the volume of Time
Deposits, including TCD's in excess of $100,000, outstanding at March 31, 1997, was $7,741,000, or 13%, lower than at December 31, 1996.

Capital Resources. During 1995, the Board of Directors made the decision to discontinue the payment of cash dividends in order to retain internally generated funds to support further growth of the Bank. In addition to the two new offices opened during 1995, the Bank opened its eleventh office, in Chino Hills, California on March 25, 1996. On April 9, 1997, the Company declared its third 10% stock dividend in three years to shareholders of record on June 6, 1997. This dividend will be distributed on June 20, 1997 and will be accounted for by a $6,165,000 reduction in retained earnings and a corresponding $6,165,000 increase in stated capital of the Company.

As a result of the increased earnings in the first quarter of 1997 and the retention of internally generated funds, the Company's total shareholders' equity increased by approximately $1,280,000 or 3.5% to $37,502,000 at March 31, 1997 from $36,222,000 at December 31, 1996. As a result, the
Bank's Tier 1 capital ratio increased to 8.9% at March 31, 1997 compared to 8.5% at December 31, 1996, and as of those same respective dates, the Bank's Tier 1 risk-based capital ratios were 13.3% and 12.3%, respectively. The risk-based capital ratio is determined by weighting the bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Bank's Tier 1 capital and Tier 1 risk-based capital ratios compare favorably with other peer group banks.

Under accounting principles, that became applicable to the Company in 1994, which address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, the Company is required to report the unrealized gain or loss on securities that are held for sale and certain other equity securities. Since any such gains or losses are unrealized, and any actual gain or loss will not be determined unless and until there is a sale or other disposition of the securities, any unrealized gain is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity, rather than being reflected as income or loss for income statement purposes. At March 31, 1997, the Company recorded a valuation reserve for unrealized losses on such securities aggregating approximately $476,000. Of this amount, $407,000 related to certain investments in mutual funds, which are classified as investments in marketable equity securities, and which the Company has held for several years and intends to continue to hold for the foreseeable future.

	PART II  -  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

	Adoption of Shareholders Rights Plan. On February 25, 1997, the Board of Directors of the Company approved and adopted a Shareholders Rights Plan ( the "Rights Plan"), which is set forth in a Rights Agreement dated as of February 25, 1997 (the "Rights Agreement") between the
Company and ChaseMellon Shareholder Services, L.L.C. (the "Rights
Agent") and, pursuant to the Rights Plan declared a dividend of one (1) right (a "Right") to purchase one share of the Company's Common Stock and, under certain circumstances, other securities, for each outstanding share of Common Stock of the Company held by shareholders of record as of March 18, 1997. As more fully set forth in the Rights Agreement, unless and until (i) there is a public announcement that any person, or group of persons, has acquired beneficial ownership of 15% or more of the outstanding shares of the Company's Common Stock, or (ii) a tender offer or exchange offer is commenced to acquire 15% or more of the outstanding shares of the Company's Common Stock, none of the Rights will be distributed to, or will be exercisable by, the Shareholders and all of the Rights will be represented by the certificates evidencing the outstanding shares of Common Stock of the Company.

	The Rights are designed to protect and maximize the value of the shareholders' interest in the Company in the event of an unsolicited takeover attempt that has not been approved by the Company's Board of Directors. However, the Rights are not intended to prevent an acquisition or takeover of the Company and the Rights are redeemable by action of the Board of Directors in connection with any proposed acquisition or takeover of the Company that is approved by the Board of Directors of the Company.

	The foregoing description of the Rights Plan and the Rights is qualified in its entirety by reference to, and there is incorporated into this Report by this reference, the Rights Agreement, attached as Exhibit 1 to the Company's Registration Statement on Form 8-A dated as of February 27,
1997 and filed with the Securities and Exchange Commission on March 3, 1997 under the Securities Exchange Act of 1934, as amended, which Rights Agreement includes (i) as Exhibit A thereto, the Form of Rights Certificate that would evidence the Right in the event of the distribution thereof, and
(ii) as Exhibit B thereto, a Summary of Terms of the Shareholders Rights
Plan.

ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K

	(A)	Exhibits:

		27.	Financial Data Schedule

	(B)	Reports on Form 8-K:  None.







	SIGNATURES




	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 1997	FOOTHILL INDEPENDENT BANCORP



	By:		\s\ CAROL ANN GRAF
			CAROL ANN GRAF
			Senior Vice President
			Chief Financial Officer
			Assistant Secretary






	INDEX TO EXHIBITS



										Sequentially
	Exhibit								Numbered Page


	Exhibit 27.	Financial Data Schedule				17