Form 10-Q
period 1997-06-30
FOOTHILL INDEPENDENT BANCORP
filed 1997-08-15
CIK 718903

SECURITIES AND EXCHANGE COMMISSION
							                	 Washington, D.C.  20549
					              		  ---------------------------

										  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          June 30, 1997

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





               					  	 	5,055,817 shares of Common Stock
							                     	as of August 7, 1997

				               FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
               	  						   CONSOLIDATED BALANCE SHEETS
								                        (UNAUDITED)
             						 	     (dollars in thousands)

		     ASSETS                           JUNE 30, 1997      DECEMBER 31, 1996
Cash and due from banks                   $  36,044             $  33,673
Federal funds sold                           19,600                14,900
							                           			     ---------             ---------
       Total Cash and Cash Equivalents       55,644                48,573
                            												  ---------             ---------
Interest-bearing deposits in other
  financial institutions                      3,662                 3,957
                            												  ---------             ---------
Investment Securities Held-To-Maturity
  (approximate market value $25,505
  in 1997 and $5,588 in 1996)
    U.S. Treasury                            16,382                 2,796
    U.S. Government Agencies                  6,935                     -
    Municipal Agencies                        2,172                 2,529
    Other Securities                            250                   250
                            												  ---------             ---------
       Total Investment Securities
	       Held-To-Maturity                     25,739                 5,575
                                          ---------             ---------
Investment Securities Available-For-Sale     35,631                39,477
                            												  ---------             ---------

Loans, net of unearned discount and
  prepaid points and fees                   277,006               291,766
Direct lease financing                        4,581                 2,864
  Less reserve for possible loan
    and lease losses                         (4,084)               (4,744)
                            												  ---------             ---------
       Total Loans & Leases, net            277,503               289,886
                            												  ---------             ---------

Bank premises and equipment                   8,041                 7,304
Accrued interest                              2,809                 2,681
Other real estate owned, net of allowance
  for possible losses of $1,052 in 1997
  and $1,146 in 1996                          4,535                 4,595
Cash surrender value of life insurance        3,783                 3,596
Prepaid expenses                              1,174                   967
Deferred income taxes                         2,018                 1,954
Other assets                                    358                 1,940
                            												  ---------             ---------
       TOTAL ASSETS                       $ 420,897             $ 410,505
                             											  =========             =========

	 LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand deposits                         $ 120,135             $ 108,670
  Savings and NOW deposits                   88,386                84,781
  Money market deposits                      61,025                59,099
  Time deposits in denominations of
    $100,000 or more                         48,695                58,547
  Other time deposits                        60,794                59,869
                            												  ---------             ---------
       Total deposits                       379,035               370,966

Accrued employee benefits                     1,484                 1,417
Accrued interest and other liabilities        1,264                 1,732
Long-term debt                                  146                   168
                            												  ---------             ---------
       Total Liabilities                    381,929               374,283
                            												  ---------             ---------

Stockholders' Equity
Contributed capital
    Capital stock-authorized 12,500,000
     shares without par value; issued and
     outstanding 5,041,160 shares in 1997
     and 4,520,590 in 1996                   22,080                15,406
  Additional Paid-in Capital                    592                   592
  Retained Earnings                          16,691                20,607
  Valuation Allowance for Investments          (395)                 (383)
                            												  ---------             ---------
       Total Stockholders' Equity            38,968                36,222
                            												  ---------             ---------

       Total Liabilities and
	Stockholders' Equity                     $ 420,897             $ 410,505
                            												  =========             =========

See accompanying notes to financial statements

     				            FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
					                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
									                            (UNAUDITED)
                   						      (dollars in thousands)

           											                       Six Months Ended June 30,       Three Months Ended June 30,
											                                 				1997            1996             1997           1996
INTEREST INCOME
  Interest and fees on loans                 $ 14,798         $ 14,986         $  7,472       $  7,362
  Interest on investment securities
    U.S. Treasury                                 381              108              269             48
    Obligations of other U.S. government
      agencies                                    821            1,075              401            629
      Municipal agencies                          192              216               91            110
    Other securities                              103              102               57             50
    Interest on deposits                           81              229               41            118
    Interest on Federal funds sold                617              495              338            161
    Lease financing income                        107               60               63             29
												                                 --------         --------         --------       --------
    Total Interest Income                      17,100           17,271            8,732          8,507
                            												     --------         --------         --------       --------

INTEREST EXPENSE
  Interest on savings & NOW deposits              643              613              320            315
  Interest on money market deposits             1,075              791              550            397
  Interest on time deposits in denominations
   of $100,000 or more                          1,543            1,719              707            790
   Interest on other time deposits              1,558            1,913              803            898
   Interest on borrowings                           8               10                4              5
                              										     --------         --------         --------       --------
    Total Interest Expense                      4,827            5,046            2,384          2,405
                            												     --------         --------         --------       --------
    Net Interest Income                        12,273           12,225            6,348          6,102

PROVISION FOR LOAN AND LEASE LOSSES               331            1,025               50            535
                            												     --------         --------         --------       --------
Net Interest Income After Provisions
  for Loan and Lease Losses                    11,942           11,200            6,298          5,567
								                            				     --------         --------         --------       --------

OTHER INCOME
  Fees and service charges                      2,629            2,365            1,358          1,185
  Gain on sale SBA loans                           15                -                2              -
  Other                                           169              189               72            122
                               														--------         --------         --------       --------
    Total other income                          2,813            2,554            1,432          1,307
                            												     --------         --------         --------       --------
OTHER EXPENSES
  Salaries and benefits                         5,098            5,120            2,621          2,615
  Occupancy expenses, net of revenue
    of $63 in 1997 and $59 in 1996              1,059            1,002              528            493
  Furniture and equipment expenses                921              724              448            381
  Other expenses (Note 2)                       4,253            4,031            2,509          1,834
                            												     --------         --------         --------       --------
    Total other expenses                       11,331           10,877            6,106          5,323
                            												     --------         --------         --------       --------

INCOME BEFORE INCOME TAXES                      3,424            2,877            1,624          1,551
                            												     --------         --------         --------       --------

PROVISION FOR INCOME TAXES                      1,277            1,101              610            598
                            												     --------         --------         --------       --------

NET INCOME                                   $  2,147         $  1,776         $  1,014       $    953
                            												     ========         ========         ========       ========

EARNINGS PER SHARE OF COMMON STOCK           $   0.43         $   0.37         $   0.20       $   0.20
  (Note 3)                                   ========         ========         ========       ========

See accompanying notes to financial statements

        					       FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
			       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
									                        			(UNAUDITED)
                   									 (dollars in thousands)


               				  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

		                                                        																					  	 VALUATION
                    					       NUMBER OF                 ADDITIONAL               ALLOWANCE
                       										SHARES        CAPITAL     PAID-IN     RETAINED       FOR
                    								   OUTSTANDING      STOCK      CAPITAL     EARNINGS    INVESTMENT     TOTAL
						                    		   -----------    --------    ---------    --------    ----------  -----------
BALANCE, January 1, 1996        3,955,761    $ 10,789      $  456     $ 19,999      $ (202)     $ 31,042

  10% stock dividend
   distributed 4/5/96                           3,571                   (3,571)                        -

  Fractional shares of stock
   dividend paid in cash                                                    (4)                       (4)

  Common stock issued under
   employee benefit and dividend
   reinvestment plans              29,761         249                                                249

  Net income for six months                                               1,776                    1,776
  Net unrealized loss on
   marketable equity securities
   available-for-sale                                                                 (118)         (118)

  Change in net unrealized
   loss on securities
   available for sale                                                                 (126)         (126)
                  						      -----------    --------    ---------    ---------     --------  ----------
BALANCE, June 30, 1996          4,382,362    $ 14,609      $ 456      $  18,200     $ (446)   $   32,819
                      							 ===========    ========    =========    =========     ========  ==========

BALANCE, January 1, 1997        4,520,590    $ 15,406      $ 592       $ 20,607     $ (383)   $   36,222

  10% stock dividend
   distributed 6/20/97            457,169       6,058                    (6,058)                       -

  Fractional shares of stock
   dividend paid to Bancorp                                                  (5)                      (5)

  Exercise of stock options        30,999         194                                                194

  Common stock issued under
   employee benefit and
   dividend reinvestment plans     32,402         422                                                422

  Net income for six months                                              2,147                     2,147

  Net unrealized loss on
   marketable equity
   securities available-for-sale                                                       (16)          (16)

  Change in net unrealized
   loss on securities available
   for sale                                                                              4             4
                 							      -----------    --------    ---------    --------    ----------  ----------
BALANCE, June 30, 1997          5,041,160    $ 22,080      $ 592      $ 16,691      $ (395)   $   38,968
                   					      ===========    ========    =========    ========    ==========  ==========

See accompanying notes to financial statements

          				      FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
				               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
										                          (UNAUDITED)
                  							     (dollars in thousands)

			                  	SIX MONTHS ENDED JUNE 30, 1997 AND 1996
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1997             1996
  Cash Flows From Operating Activities:
    Interest and fees received                      $   17,084      $   17,375
    Service fees and other income received               2,504           2,279
    Financing revenue received under leases                107              60
    Interest paid                                       (5,007)         (5,273)
    Cash paid to suppliers and employees               (12,952)        (10,346)
    Income taxes paid                                     (997)         (1,104)
                                 															    ----------      ----------
      Net Cash Provided(Used) by Operating Activities      739           2,991
                                  														    ----------      ----------
  Cash Flows From Investing Activities:
    Proceeds from maturity of investment
     securities                                         58,988         125,581
    Purchase of investment securities                  (75,281)       (136,994)
    Proceeds from maturity of deposits in
      other financial institutions                      (2,374)            791
    Purchase of deposits in other financial
      institutions                                       2,669          (3,352)
    Net (increase) decrease in credit card and
      revolving credit receivables                      (1,050)             79
    Recoveries on loans previously written off             223             245
    Net (increase) decrease in loans                    13,667          (7,614)
    Net (increase) decrease in leases                   (1,717)            338
    Capital expenditures                                 1,620            (600)
    Proceeds from sal of other real estate owned           987               -
    Proceeds from sale of property, plant
     and equipment                                         122              36
                                 															    ----------       ----------
      Net Cash Provided(Used) in Investing Activities   (2,146)        (21,490)
                									                 						    ----------       ----------
  Cash Flows From Financing Activities:
    Net increase (decrease) in demand deposits,
     NOW accounts, savings accounts, and money
     market deposits                                    16,936          19,644
    Net increase (decrease) in certificates of
     deposit with maturities of three months or less   (10,389)         (6,510)
    Net increase (decrease) in certificates of
     deposit with maturities of more than three
     months                                              1,462         (18,328)
    Proceeds from exercise of stock options                194               -
    Proceeds from stock issued under employee
     benefit and dividend reinvestment plans               422             249
    Principal payment on long term debt                   (102)            (19)
    Dividends paid                                         (45)             (4)
                         														        	    ----------      ----------
      Net Cash Provided by Financing Activities          8,478          (4,968)
                                  														    ----------      ----------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                            7,071         (23,467)
Cash and Cash Equivalents at Beginning of Year          48,573          68,028
                                  														    ----------      ----------
Cash and Cash Equivalents
  at June 30, 1997 & 1996                          $   55,644       $    44,561
                                 														    ==========       ==========

See accompanying notes to financial statements

            				   FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
				              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
										                        (UNAUDITED)
                  					    (dollars in thousands)

          		       SIX MONTHS ENDED JUNE 30, 1997 AND 1996


   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES


	                                       																1997             1996
Net Income                                          $    2,147     $     1,776


Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities


    Depreciation and amortization                       (2,357)            532
    Provision for possible credit losses                   331           1,025
    (Gain) loss on disposition of property,
     plant & equipment                                    (122)            (23)
    Provision for deferred taxes                           (64)              -
    (Increase) decrease in taxes payable                   344              (3)
    (Increase) decrease in other assets                  1,582              17
    Increase (decrease) in interest receivable             128             164
    (Increase) decrease in discounts and premiums          (37)              -
    (Increase) decrease in interest payable               (180)           (227)
    Increase (decrease) in fees and other
     receivables                                          (207)           (252)
    (Increase) decrease in accrued expenses
     and other liabilities                                (624)             10
    Increase in cash surrender value of life
     insurance                                            (187)              -
    Gain on sale of investments and other assets           (15)            (28)
                                  														    ----------       ---------
	    Total Adjustments                                  (1,408)          1,215
                                  														    ----------       ---------

Net Cash Provided(Used) by Operating Activities     $      739     $     2,991
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

                 							    JUNE 30, 1997 AND 1996


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K the year ended December 31, 1996. The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE #2 - OTHER EXPENSES


The following is a breakdown of other expenses for the three and six month periods ended June 30, 1997 and 1996.


                      			       Six Months Ended June 30,      Threee Months Ended June 30,
                       										    1997         1996            1997          1996
Data processing                    $   586      $   450         $   354       $   233
Marketing expenses                     329          371             164           154
Office supplies, postage
  and telephone                        711          537             401           254
Bank Insurance                         252          243             144           127
FDIC Assessments                        72           51               -             -
Legal Fees                             460          236              95            21
Provision for OREO loss                180          170             155            80
Other expenses                       1,663        1,973           1,167           948
                      										   -------      -------         -------       -------
  Total Other Expenses             $ 4,253      $ 4,031         $ 2,480       $ 1,187
                       									   =======      =======         =======       =======

NOTE #3 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding during each period. Stock options have been excluded from the computation of earning per share, as their effect is immaterial.

The weighted average number of shares used to compute earnings per share was 5,001,268 in 1997 and 4,805,841 in 1996. The weighted average number of shares has been adjusted for the 10% stock dividends in 1996 and 1997.

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at June 30, 1997.
The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at June 30, 1997.

The estimated fair value of the Bank's financial instruments are as follows:

                                  													  MARCH 31, 1997
                       										     Carrying Amount            Fair Value
                       										     ---------------          --------------
Financial Assets                              (dollars in thousands)
  Cash                                    59,306                   59,306
  Investment securities                   61,370                   61,136
  Real estate loans                       26,815                   26,616
  Installment loans                        6,955                    6,831
  Commercial loans                       244,476                  243,786
  Direct lease financing                   4,466                    4,435

Financial Liabilities
  Deposits                               379,036                  379,160
  Long term debt                             146                      146

Unrecognized Financial Instruments
  Commitments to extend credit            36,358                   36,358
  Standby letters of credit                  527                      527

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The Company's principal operating subsidiary is Foothill Independent Bank, a California state chartered bank (the "Bank"), which accounts for substantially all of the Company's revenues and income. Accordingly, the following discussion focuses primarily on the operations and financial condition of the Bank.

Net Interest Income. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $246,000, or 4.0%, in the three-month period ended June 30, 1997, as compared to the same three-month period of 1996. This increase was primarily attributable to an increase in interest income of $225,000 or 2.6% and a decrease in interest expense of $21,000 or 0.9%. The increase in interest income was primarily the result of a higher average of interest earning assets in the second quarter of 1997 compared to the same quarter of 1996. The lesser increase in net interest income of $48,000 or 0.4%, in the six month period ended
June 30, 1997 compared to the same period in 1996 was primarily due to the decrease of $219,000 or 4.4% in interest expense which was partially offset for a 1% decline in interest income. The decline in interest expense was due primarily to a reduction in the volume of time certificates of deposit ("TCDs" or "Time Deposits"), both in denominations of $100,000 or more and in denominations of less that $100,000, and, to a lesser extent, a decline in market rates of interest.

A bank's net interest income is affected by a number of factors including the relative percentages or the "mix" of (i) the Bank's assets, between loans, on the one hand, on which the Bank is able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which the Bank is able to obtain somewhat lower rates of interest; (ii) variable and fixed rate loans in its loan portfolio and (iii) demand and savings deposits, on the one hand, and Time Deposits, on the other hand. As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing Time Deposits and attract new deposits. Similarly, a bank with a high percentage of Time Deposits generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on TCDs cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to terminate or "run-off" in order to reduce interest expense.

The Bank attempts to reduce its exposure to interest rate fluctuations, and thereby at least to maintain and, if possible, to increase its net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCD's, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. Beginning in the second half of 1996 and continuing through the first half of 1997, the Bank's management elected to allow maturing TCD's to "run-off" and commenced marketing programs designed to attract additional demand and savings deposits. As a result of these efforts the average volume of demand and savings (including money market) deposits increased by $28,637,000, or 12.4% in six months ended June 30, 1997 compared to the same period in 1996 and, at June 30, 1997 such deposits represented 71% of the Bank's total deposits as compared to 68% at June 30, 1996. The change in the mix of deposits and lower rates paid on interest bearing deposits contributed to an improvement in the Bank's net interest margin (i.e., net interest income stated as a percentage of interest income) in the quarter and six months ended June 30, 1997 to 72.7% and 71.8%, respectively, from 71.7% and 70.8%, respectively, in the same quarter and six months of 1996.

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

Provision for Loan and Lease Losses. The Bank follows the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"), which is adjusted periodically to reflect changes in (i) the volume of outstanding loans and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." During the first and second quarters of 1997, the Bank was able to dispose of certain non-performing loans which enabled the Bank to reduce the provision in the six months ended June 30, 1997, to $331,000, from $1,025,000 in the same six months of 1996. Additionally, the provision in the three months ended June 30, 1997 was $50,000 compared to $535,000 in the same three months of 1996. Net loan charge-offs for the six months ended
June 30, 1997, aggregated $991,000, representing thirty-five hundredths of one percent (0.35%) of average loans and leases, as compared to net loan charge-offs for the same period in 1996 of $864,000, which represented thirty-two hundredths of one percent (0.32%) of average loans and leases outstanding.

Other Income. Other income increased by $125,000 or 9.6% and by $259,000 or 10.1% in the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The increases were primarily attributable to increases in transaction fees and service charges that were the result of increases in the volume of total deposits and other banking transactions.

Other Expense. Other expense (which is also referred to as "non-interest expense"), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs and charges that are periodically made against income to establish reserves for possible losses on the disposition of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as "other real estate owned" or "OREO"). Non-interest expense was approximately $783,000, or 14.7% and $454,000 or 4.2% higher in the three and six month periods ended June 30, 1997, respectively, compared to the three and six month periods of 1996 partially due to an increase in furniture and equipment expenses related to a bankwide data conversion that took place on April 14, 1997. Non-interest expense represented 78.5% and 75.1%, respectively, of operating income (net interest income plus other income), for the three and six months ended June 30, 1997 compared to 71.8% and 73.6%, respectively, for the same periods in 1996.

Income Taxes. Income taxes increased by approximately $12,000 or 2.0% and $176,000 or 16.0% during the three and six month periods ended June 30, 1997 compared to the same periods of 1996, primarily as a result of the increase in pre-tax income achieved in 1997.

FINANCIAL CONDITION AND LIQUIDITY

The Company's total assets at June 30, 1997 were approximately $10,392,000 or 2.5% higher than at December 31, 1996, while average total assets during the six month period, from December 31, 1996 to June 30, 1997, remained relatively unchanged, increasing by $500,000 or 0.1%.

Average loans and leases decreased approximately $13,520,000 or 4.5% in the six months ended June 30, 1997 primarily due to the reduction the amount of non-performing loans in the loan portfolio. The average amount of investment securities and Federal funds sold held by the Bank during the first six months of 1997 increased by approximately $15,345,000 or 24.9% which was partially offset by a decrease of $848,000 or 39.1% in the average volume of interest bearing deposits held at other financial institutions.

Beginning in the first quarter of 1996 and continuing into 1997, the Bank initiated new marketing programs designed to increase the volume of demand, savings and money market deposits, which are either non-interest bearing or bear interest at rates which are substantially lower than those paid on Time Deposits. At the same time, management began reducing the interest rates it offered on TCDs in denominations of $100,000 or more, as well as on other Time Deposits, to discourage renewals of existing and purchases of new Time Deposits by customers and, thereby, reduce the volume of those deposits at the Bank. As a result, at June 30, 1997, the volume of demand deposits and savings deposits at the Bank was $15,070,000 higher than at December 31, 1996 and non-interest bearing demand deposits, as a percentage of total deposits, had increased to 31.7% from 29.2% at December 31, 1996. By contrast the volume of Time
Deposits, including TCD's in excess of $100,000, outstanding at June 30, 1997, was $9,852,000, or 17%, lower than at December 31, 1996.

Capital Resources. During 1995, the Board of Directors made the decision to discontinue the payment of cash dividends in order to retain internally generated funds to support further growth of the Bank. In addition to the two new offices opened during 1995, the Bank opened its eleventh office, in Chino Hills, California on March 25, 1996. On April 9, 1997, the Company declared its third 10% stock dividend in three years to shareholders of record on June 6, 1997. This dividend was distributed on June 20, 1997 and was accounted for by a $6,058,000 reduction in retained earnings and a corresponding $6,058,000 increase in stated capital of the Company.

As a result of the increased earnings in the first six months of 1997 and the retention of internally generated funds, the Company's total shareholders' equity increased by approximately $2,746,000 or 7.6% to $38,968,000 at June 30, 1997 from $36,222,000 at December 31, 1996. As a result, the Bank's Tier 1 leverage ratio increased to 9.1% at June 30, 1997 compared to 8.5% at December 31, 1996, and as of those same respective dates, the Bank's risk-based capital ratios were 13.8% and 12.3%, respectively. The risk-based capital ratio is determined by weighting the bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Bank's Tier 1 capital and Tier 1 risk-based capital ratios compare favorably with other peer group banks.

Under accounting principles, that became applicable to the Company in 1994, which address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, the Company is required to report the unrealized gain or loss on securities that are held for sale and certain other equity securities. Since any such gains or losses are unrealized, and any actual gain or loss will not be determined unless and until there is a sale or other disposition of the securities, any unrealized gain is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity, rather than being reflected as income or loss for income statement purposes. At June 30, 1997, the Company recorded a valuation reserve for unrealized losses on such securities aggregating approximately $395,000. Of this amount, $369,000 related to certain investments in mutual funds, which are classified as investments in marketable equity securities, and which the Company has held for several years and intends to continue to hold for the foreseeable future.


	PART II  -  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders was held on May 13, 1997.

(b) Set forth below is the name of (i) each director elected at the meeting and (ii) the name of each other director whose term of office as a director continued after the meeting. Opposite the name of each of the directors elected at the meeting are the number of votes cast for their election and the number of votes withheld. As the election was uncontested, there were no broker non-votes.


	Directors Elected at the Annual Meeting:

Name of Nominee/Director       Richard H. Barker
Number of Votes "For"                  3,515,757
Number of Votes "Withheld"               203,745
Name of Nominee/Director        Charles G. Boone
Number of Votes "For"                  3,511,874
Number of Votes "Withheld"               207,628
Name of Nominee/Director    William V. Landecena
Number of Votes "For"                  3,512,340
Number of Votes "Witheld"                207,162
Name of Nominee/Director             O.L. Mestad
Number of Votes "For"                  3,509,175
Number of Votes "Withheld"               210,327

	Directors Continuing in Office. The terms of office of the following incumbent directors extend to 1998 and, therefore, they did not stand for re-election at the 1997 Annual Meeting: George E. Langley, Douglas F. Tessitor, and Max E. Williams.

(c) At the Annual Meeting the shareholders also approved an increase in the number of shares issuable under the 1993 Stock Incentive
Plan from 400,000 to 900,000 by the following vote:

FOR              2,124,521
AGAINST            496,965
ABSTAIN             98,126
BROKER NON-VOTES   999,349






ITEM 5. OTHER INFORMATION
None.


ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K

	(A)	Exhibits:

		27.	Financial Data Schedule

	(B)	Reports on Form 8-K:  None.






	SIGNATURES




	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 11, 1997	FOOTHILL INDEPENDENT BANCORP



	By:
			CAROL ANN GRAF
			Senior Vice President
			Chief Financial Officer
			Assistant Secretary





	INDEX TO EXHIBITS



										Sequentially
	Exhibit								Numbered Page


	Exhibit 27.	Financial Data Schedule				17