Form 10-Q
period 1997-09-30
FOOTHILL INDEPENDENT BANCORP
filed 1997-11-12
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    --------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                         Commission file number 0-11337
                                                -------

                          FOOTHILL INDEPENDENT BANCORP
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           CALIFORNIA                                     95-3815805
--------------------------------------------------------------------------------
  (State or other jurisdiction                  (I.R.S. Employer Identification
of incorporation or organization)                           Number)


        510 SOUTH GRAND AVENUE, GLENDORA, CALIFORNIA      91741
--------------------------------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)


                        (626) 963-8551 or (909) 599-9351
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES XX . NO    .
                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        5,092,693 shares of Common Stock
                             as of October 31, 1997

                                                              Page 1 of 17 Pages
                                  Exhibit Index on sequentially numbered Page 16

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                        September                 December 31,
                                                                                           1997                      1996
                                                                                         ---------                 ---------
         ASSETS    Cash and due from banks                                                $ 35,891                  $ 33,673
                   Federal funds sold                                                       24,550                    14,900
                                                                                         ---------                 ---------
                                 Total Cash and Cash Equivalents                            60,441                    48,573
                                                                                         ---------                 ---------
                   Interest-bearing deposits in other financial institutions                 5,935                     3,957
                                                                                         ---------                 ---------
                   Investment Securities Held-To-Maturity (approximate market value $19,506 in 1997 and $5,588 in 1996
                           U.S. Treasury                                                    13,384                     2,796
                           U.S. Government Agencies                                          3,988
                           Municipal Agencies                                                2,077                     2,529
                           Other Securities                                                    250                       250
                                                                                         ---------                 ---------
                                 Total Investment Securities Held-To-Maturity               19,699                     5,575
                                                                                         ---------                 ---------
                   Investment Securities Available-For-Sale                                 33,826                    39,477
                                                                                         ---------                 ---------

                   Loans, net of unearned discount and
                       prepaid points and fees                                             283,961                   291,766
                   Direct lease financing                                                    5,065                     2,864
                       Less reserve for possible loan and lease losses                      (3,942)                   (4,744)
                                                                                         ---------                 ---------
                                 Total Loans & Leases, net                                 285,084                   289,886
                                                                                         ---------                 ---------

                   Bank premises and equipment                                               7,842                     7,304
                   Accrued interest                                                          2,613                     2,681
                   Other real estate owned, net of allowance for possible losses
                       of $1,132 in 1997 and $1,146 in 1996                                  4,899                     4,595
                   Cash surrender value of life insurance                                    3,846                     3,596
                   Prepaid expenses                                                            866                       967
                   Deferred income taxes                                                     2,018                     1,954
                   Other assets                                                                249                     1,940
                                                                                         ---------                 ---------
                                 TOTAL ASSETS                                            $ 427,318                 $ 410,505
                                                                                         =========                 =========


LIABILITIES AND    Deposits
  STOCKHOLDERS'            Demand deposits                                               $ 122,236                 $ 108,670
         EQUITY            Savings and NOW deposits                                         88,571                    84,781
                           Money market deposits                                            64,028                    59,099
                           Time deposits in denominations of $100,000 or more               47,644                    58,547
                           Other time deposits                                              60,540                    59,869
                                                                                         ---------                 ---------
                                 Total deposits                                            383,019                   370,966
                                                                                         ---------                 ---------

                   Accrued employee benefits                                                 1,546                     1,417
                   Accrued interest and other liabilities                                    1,901                     1,732
                   Long-term debt                                                              135                       168
                                                                                         ---------                 ---------
                                 Total Liabilities                                         386,601                   374,283
                                                                                         ---------                 ---------
                   Stockholders' Equity
                           Contributed capital
                                 Capital stock - authorized 12,500,000 shares
                                 without par value; issued and outstanding
                                 5,086,836 shares
                                 in 1997 and 4,520,590 in 1996                              22,432                    15,406
                           Additional Paid-in Capital                                          592                       592
                           Retained Earnings                                                18,013                    20,607
                           Valuation Allowance for Investments                                (320)                     (383)
                                                                                         ---------                 ---------
                                 Total Stockholders' Equity                                 40,717                    36,222
                                                                                         ---------                 ---------
                                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 427,318                 $ 410,505
                                                                                         =========                 =========

                 See accompanying notes to financial statements




                               Page 2 of 17 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)



                                                   Nine Months Ended September 30,    Three Months Ended September 30,
                                                   ------------------------------     --------------------------------
                                                      1997               1996               1997              1996
                                                     -------            -------            ------            ------
INTEREST INCOME
     Interest and fees on loans                      $22,445            $23,087            $7,647            $8,101
     Interest on investment securities
         U.S. Treasury                                   688                172               307                64
         Obligations of other U.S. government
           agencies                                    1,192              1,415               371               340
         Municipal agencies                              286                326                94               110
         Other securities                                150                146                47                44
     Interest on deposits                                147                336                66               107
     Interest on Federal funds sold                      926                772               309               277
     Lease financing income                              182                 93                75                33
                                                     -------            -------            ------            ------
         Total Interest Income                        26,016             26,347             8,916             9,076
                                                     -------            -------            ------            ------

INTEREST EXPENSE
     Interest on savings & NOW deposits                  980                942               337               329
     Interest on money market deposits                 1,681              1,285               606               494
     Interest on time deposits in denominations
         of $100,000 or more                           2,253              2,453               710               734
     Interest on other time deposits                   2,343              2,680               785               767
     Interest on borrowings                               12                 15                 4                 5
                                                     -------            -------            ------            ------
         Total Interest Expense                        7,269              7,375             2,442             2,329
                                                     -------            -------            ------            ------

         Net Interest Income                          18,747             18,972             6,474             6,747

PROVISION FOR LOAN AND LEASE LOSSES                      381              1,747                50               722
                                                     -------            -------            ------            ------

Net Interest Income After Provisions
     for Loan and Lease Losses                        18,366             17,225             6,424             6,025
                                                     -------            -------            ------            ------

OTHER INCOME
     Fees and service charges                          3,903              3,590             1,274             1,225
     Gain on sale SBA loans                              110                 --                95
     Other                                               196                316                27               127
                                                     -------            -------            ------            ------
         Total other income                            4,209              3,906             1,396             1,352
                                                     -------            -------            ------            ------

OTHER EXPENSES
     Salaries and benefits                             7,795              8,026             2,697             2,906
     Occupancy expenses, net of revenue
         of $97 in 1997 and $87 in 1996                1,587              1,555               528               553
     Furniture and equipment expenses                  1,331              1,083               410               359
     Other expenses (Note 2)                           6,293              5,692             2,040             1,661
                                                     -------            -------            ------            ------
         Total Other Expenses                         17,006             16,356             5,675             5,479
                                                     -------            -------            ------            ------

INCOME BEFORE INCOME TAXES                             5,569              4,775             2,145             1,898
                                                     -------            -------            ------            ------


PROVISION FOR INCOME TAXES                             2,100              1,847               823               746
                                                     -------            -------            ------            ------

NET INCOME                                           $ 3,469            $ 2,928            $1,322            $1,152
                                                     =======            =======            ======            ======

EARNINGS PER SHARE OF COMMON STOCK                   $  0.69            $  0.61            $ 0.26            $ 0.24
                                                     =======            =======            ======            ======



See accompanying notes to financial statements




                               Page 3 of 17 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (dollars in thousands)

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                                          VALUATION
                                                  NUMBER OF                     ADDITIONAL                ALLOWANCE
                                                   SHARES         CAPITAL        PAID-IN       RETAINED      FOR
                                                 OUTSTANDING       STOCK         CAPITAL       EARNINGS   INVESTMENTS    TOTAL
                                                 -----------      --------       ---------     --------   -----------   -------
BALANCE, January 1, 1996                          3,955,761       $ 10,789       $   456       $19,999      $(202)      $31,042

     10% stock dividend
       distributed 4/5/96                           396,840          3,571                     (3,571)                       --

     Fractional shares of stock
       dividend paid in cash                                                                       (4)                       (4)

     Exercise of stock options                       39,660            238                                                  238

     Common stock issued under
       employee benefit  and dividend
       reinvestment plans                            31,747            273                                                  273

     Net income for nine months                                                                 2,928                     2,928

     Net unrealized loss on marketable
       equity securities available-for-sale                                                                  (121)         (121)

     Change in net unrealized loss
       on securities available-for-sale                                                                      (118)         (118)

                                                 ----------       --------       -------       -------      -----       -------

BALANCE, September 30, 1996                       4,424,008       $ 14,871       $   456       $19,352      $(441)      $34,238
                                                 ==========       ========       =======       =======      =====       =======

BALANCE, January 1, 1997                          4,520,590         15,406           592        20,607       (383)       36,222

     10% stock dividend
       distributed 6/20/97                          457,167          6,058                      (6,058)                      --

     Fractional shares of stock
       dividend paid to Bancorp                                                                     (5)                      (5)

     Exercise of stock options                       67,056            416                                                  416

     Common stock issued under
       employee benefit and dividend
       reinvestment plans                            42,023            552                                                  552

     Net income for nine months                                                                 3,469                     3,469

     Net unrealized loss on marketable
       equity securities available-for-sale                                                                    10            10

     Change in net unrealized loss
       on securities available-for-sale                                                                        53             53
                                                 ----------       --------       -------       -------      -----       -------

BALANCE, September 30, 1997                       5,086,836       $ 22,432       $   592       $18,013      $(320)      $40,717
                                                 ==========       ========       =======       =======      =====       =======



                               Page 4 of 17 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                   NINE MONTHS ENDED SEPTEMBER, 1997 AND 1996


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1997           1996
                                                                     --------       ---------
Cash Flows From Operating Activities:
     Interest and fees received                                      $ 25,950       $  26,696
     Service fees and other income received                             3,897           3,551
     Financing revenue received under leases                              182              93
     Interest paid                                                     (7,534)         (7,782)
     Cash paid to suppliers and employees                             (17,332)        (15,151)
     Income taxes paid                                                 (1,606)         (1,850)
                                                                     --------       ---------
               Net Cash Provided (Used) by Operating Activities         3,557           5,557
                                                                     --------       ---------

Cash Flows From Investing Activities:
     Proceeds from maturity of investment securities                   82,078         159,726
     Purchase of investment securities                                (90,507)       (151,120)
     Proceeds from maturity of deposits in
         other financial institutions                                  (4,647)          3,958
     Purchase of deposits in other financial
         institutions                                                   2,669          (3,352)
     Net (increase) decrease in credit card and
         revolving credit receivables                                    (255)             62
     Recoveries on loans previously written off                           306             372
     Net (increase) decrease in loans                                   6,266         (34,252)
     Net (increase) decrease in leases                                 (2,201)           (478)
     Capital expenditures                                               1,533          (2,108)
     Proceeds from sale of property, plant and equipment                   62              58
                                                                     --------       ---------
               Net Cash Provided (Used) in Investing Activities        (4,696)        (27,134)
                                                                     --------       ---------

Cash Flows From Financing Activities:
     Net increase (decrease) in demand deposits, NOW accounts,
         savings accounts, and money market deposits                   22,304          34,722
     Net increase (decrease) in certificates of deposit
         with maturities of three months or less                        6,167         (26,545)
     Net increase (decrease) in certificates of deposit
         with maturities of more than three months                    (16,394)           (372)
     Proceeds from exercise of stock options                              416             238
     Proceeds from stock issued under employee benefit and
         dividend reinvestment plans                                      552             273
     Principal payment on long term debt                                  (33)            (29)
     Dividends paid                                                        (5)             (4)
                                                                     --------       ---------
               Net Cash Provided by Financing Activities               13,007           8,283
                                                                     --------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents                   11,868         (13,294)
                                                                                    ---------
Cash and Cash Equivalents at Beginning of Year                         48,573          68,028
                                                                     --------       ---------

Cash and Cash Equivalents at September 30, 1997 & 1996               $ 60,441       $  54,734
                                                                     ========       =========




                               Page 5 of 17 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


    RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                          1997          1996
                                                                        -------       -------
Net Income                                                              $ 3,469       $ 2,928

Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities

         Depreciation and amortization                                   (2,071)          797
         Provision for possible credit losses                               381         1,747
         (Gain) loss on disposition of property, plant & equipment          (62)          (37)
         Provision for deferred taxes                                       (64)           --
         (Increase) decrease in taxes payable                               558            (3)
         (Increase) decrease in other assets                              1,691          (285)
         Increase (decrease) in interest receivable                          68           442
         (Increase) decrease in discounts and premiums                       48            --
         (Increase) decrease in interest payable                           (265)         (407)
         Increase (decrease) in fees and other receivables                  101          (318)
         (Increase) decrease in accrued expenses and other
            liabilities                                                      63           775
         Increase in cash surrender value of life insurance                (250)           --
         Gain on sale of investments and other assets                      (110)          (82)
                                                                        -------       -------
                   Total Adjustments                                         88         2,629
                                                                        -------       -------

Net Cash Provided (Used) by Operating Activities                        $ 3,557       $ 5,557
                                                                        =======       =======


DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.




See accompanying notes to financial statements


                               Page 6 of 17 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (dollars in thousands)

                           SEPTEMBER 30, 1997 AND 1996


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for three and nine month periods ended September 30, 1997 and 1996.

                             Nine Months Ended September 30,   Three Months Ended September 30,
                             ------------------------------    -------------------------------
                                1997                1996            1997                1996
                               ------              ------          ------              ------
Data processing                $  829              $  662          $  243              $  212
Marketing expenses                495                 583             166                 212
Office supplies, postage
     and telephone              1,053                 771             342                 234
Bank Insurance                    362                 335             110                  92
FDIC Assessments                  110                 101              38                  50
Legal Fees                        688                 346             228                 110
Provision for OREO Loss           260                 195              80                  25
Other expenses                  2,496               2,699             833                 726
                               ------              ------          ------              ------

     Total Other Expenses      $6,293              $5,692          $2,040              $1,661
                               ======              ======          ======              ======


NOTE #3 - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding during each period. Stock options have been excluded from the computation of earnings per share, as their effect is immaterial.

The weighted average number of shares used to compute earnings per share was 5,020,624 in 1997 and 4,842,645 in 1996. The weighted average number of shares for 1996 has been adjusted for the 10% stock dividends in 1996 and 1997.


                               Page 7 of 17 pages

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at September 30, 1997. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Notes Payable

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.


                               Page 8 of 17 pages

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

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at September 30, 1997.

The estimated fair value of the Bank's financial instruments are as follows:

                                           September 30, 1997
                                     Carrying Amount  Fair Value
                                         (dollars in thousands)
Financial Assets
     Cash                               $ 66,376      $ 66,376
     Investment securities                53,525        53,332
     Real estate loans                    27,059        27,535
     Installment loans                     6,387         6,845
     Commercial loans                    246,701       242,842
     Direct lease financing                4,960         4,445

Financial Liabilities
     Deposits                            383,019       379,160
     Long term debt                          135           135

Unrecognized Financial Instruments
     Commitments to extend credit         45,868        45,868
     Standby letters of credit               527           527



                               Page 9 of 17 pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         The Company's principal operating subsidiary is Foothill Independent Bank, a California state chartered bank (the "Bank"), which accounts for substantially all of the Company's revenues and income. Accordingly, the following discussion focuses primarily on the operations and financial condition of the Bank.

RESULTS OF OPERATIONS

      NET INTEREST INCOME.

         Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. During the nine months and quarter ended September 30, 1997, net interest income declined by $225,000, or 1.2%, and $273,000, or 4.2%, respectively, as compared to the respective corresponding periods of 1996. In the nine months ended September 30, 1997, the decline was due to a decrease in interest income of $331,000, or 1.2%, that was partially offset by a $106,000, or 1.4%, decrease in interest expense. In the quarter ended September 30, 1997, the decline in interest income was attributable to a $160,000 or 1.8% decrease in interest income and a $113,000 or 4.8% increase in interest expense.

         The decreases in interest income were primarily due to a decline in yields on outstanding loans as a result of declining market rates of interest during 1997. The decline in interest expense in the nine months ended September 30, 1997 was due primarily to a reduction in the volume of time certificates of deposit ("TCDs" or "Time Deposits") that occurred during the first six months of 1997, and, to a lesser extent, a decline in market rates of interest. During the quarter ended September 30, 1997, on the other hand, the average volume of interest bearing deposits, including Time Deposits in denominations under $100,000, increased by approximately 3%, which caused interest expense to increase as compared to the same quarter of 1996.

         A bank's net interest income is affected by a number of factors including the relative percentages or the "mix" of (i) the Bank's assets, between loans, on the one hand, on which the Bank is able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which the Bank is able to obtain somewhat lower rates of interest; (ii) variable and fixed rate loans in its loan portfolio and (iii) demand and savings deposits, on the one hand, and Time Deposits, on the other hand. As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing Time Deposits and attract new Time Deposits. Similarly, a bank with a relatively high percentage of Time Deposits generally will experience greater increases in interest expense during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest a bank with a higher percentage of variable rate loans will, as a general rule, experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on TCDs cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to terminate or "run-off" in order to reduce interest expense.

         The Bank attempts to reduce its exposure to interest rate fluctuations, and thereby at least to maintain and, if possible, to increase its net interest margin or "spread" by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCD's, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. Beginning in the second half of 1996 and continuing through the first half of 1997, the Bank's management elected to allow maturing TCD's to "run-off" and commenced marketing programs designed to attract additional demand and savings deposits. These actions led to an increase, during the nine months ended September 30, 1997, in the average volume of demand and savings (including money market) deposits of $27,570,000, or 11.6%, compared to the same period of 1996 and, at September 30, 1997, such deposits represented 70.3% of the Bank's average volume of total deposits as compared to 65.8% at September 30, 1996. As a result, the Bank was able to maintain its net interest margin (i.e., net interest income stated as a percentage of interest income) at approximately 72% for the nine months ended September 30, 1997, which was unchanged from the net interest margin for same nine months of 1996. However, due to the combined effect of the decrease in interest income and the increase in interest expense in the quarter ended September 30, 1997, the Bank's net margin declined to 72.6% from 74.3% for the same quarter of 1996.

         The ability of the Bank to maintain its net interest margin is not entirely within its control because the interest rates the Bank is able to charge on loans, and the interest rates it must offer to maintain and attract deposits, are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in the Bank's service areas. In addition, the effect on a bank's net interest margins of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to Time Deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin.

      PROVISION FOR LOAN AND LEASE LOSSES.

         The Bank follows the practice of maintaining a reserve (the "Loan Loss Reserve") for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against the Loan Loss Reserve , which is adjusted periodically to reflect changes in (i) the volume of outstanding loans and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." During the first nine months of 1997, the Bank was able to dispose of certain non-performing loans. As a result, additions that needed to be made to the Loan Loss Reserve, through the provision for loan and lease losses, in the nine month and three month periods ended September 30, 1997 totaled $381,000 and $50,000, respectively, as compared to $1,747,000 and $722,000, in the respective corresponding nine and three month periods of 1996. Net loan charge-offs for the nine months ended September 30, 1997, aggregated $1,183,000, representing forty-one hundredths of one percent (0.41%) of average loans and leases, as compared to net loan charge-offs for the same period in 1996 of $1,155,000, which represented forty-two hundredths of one percent (0.42%) of average loans and leases outstanding.

      OTHER INCOME.

         Other income increased by $303,000 or 7.8% and by $44,000 or 3.2% in the nine and three month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The increases were primarily attributable to increases in transaction fees and service charges that were the result of increases in the volume of total deposits and other banking transactions and gains on the sale of certain SBA loans.

      OTHER EXPENSE.

         Other expense (which also is referred to as "non-interest expense"), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs and charges that are periodically made against income to establish reserves for possible losses on the disposition of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as "other real estate owned" or "OREO"). Non-interest expense was approximately $650,000 or 4.0%, and $196,000 or 3.6%, higher in the nine and three month periods ended September 30, 1997, respectively, compared to the same nine and three month periods of 1996. Contributing to that increase in the nine months ended September 30, 1997, were the expenses of a Bank-wide data processing system conversion, which was completed during the second quarter of 1997. Non-interest expense increased, as a percentage of the Bank's operating income (net interest income plus other income), to 72.1% and 74.1%, respectively, for the three and nine months ended September 30, 1997 from 67.6% and 71.5%, respectively, for the same periods in 1996, due to the combined effects of the decrease in net interest income and the increase in non-interest expense that occurred in the third quarter of 1997.

      INCOME TAXES.

         Income taxes increased by approximately $77,000 or 10.3% and $253,000 or 13.7%, respectively, during the three and nine month periods ended September 30, 1997, compared to the same periods of 1996, primarily as a result of the increases in pre-tax income.

FINANCIAL CONDITION AND LIQUIDITY

         At September 30, 1997, the Company's total assets were approximately $16,813,000, or 4.1%, higher than at December 31, 1996. Average total assets also increased during the nine months ended September 30, 1997, by $4,501,000, or 1.1%, as compared to the same period of 1996.

         At September 30, 1997, the Company had adequate cash resources, with approximately $41,826,000 of cash held on deposit at other financial institutions, $53,525,000 of investment securities and $24,550,000 in Federal funds sold.

         Beginning in the first quarter of 1996 and continuing into 1997, the Bank initiated new marketing programs designed to increase the volume of demand, savings and money market deposits, which are either non-interest bearing or bear interest at rates which are substantially lower than those paid on Time Deposits. At the same time, management began reducing the interest rates it offered on TCDs in denominations of $100,000 or more, as well as on other Time Deposits, to discourage renewals of existing Time Deposits and purchases of new Time Deposits by customers and, thereby, reduce the volume of those deposits at the Bank. As a result, at September 30, 1997, the volume of demand deposits and savings deposits at the Bank was $13,566,000 higher than at December 31, 1996 and non-interest-bearing demand deposits, as a percentage of total deposits, had increased to 31.1% from 29.3% at December 31, 1996. By contrast the volume of Time Deposits, including TCD's in excess of $100,000, outstanding at September 30, 1997, was $10,232,000, or 8.6%, lower than at December 31, 1996.

      CAPITAL RESOURCES.

         During 1995, the Company's Board of Directors made the decision to discontinue the payment of cash dividends in order to retain internally generated funds to support further growth of the Bank. During 1995 the Bank opened two new full service banking offices; and in 1996 the Bank opened another full service banking office, bringing the total number of its banking offices to 11 and expanding its service areas in to new communities adjacent to its existing service areas. Since the cessation of cash dividends, the Company's Board of Directors has declared ten (10%) percent stock dividends in each of 1995, 1996 and 1997.

         As a result of the increased earnings in the first nine months of 1997 and the retention of internally generated funds, the Company's total shareholders' equity increased by approximately $4,495,000 or 12.4% to $40,717,000 at September 30, 1997 from $36,222,000 at December 31, 1996. During that same period, total assets remained substantially unchanged. As a result, the Bank's Tier 1 leverage ratio increased to 9.2% at September 30, 1997 compared to 8.5% at December 31, 1996, and as of those same respective dates, the Bank's risk-based capital ratios were 14.0% and 12.3%, respectively. The risk-based capital ratio is determined by weighting the bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Bank's Tier 1 capital and Tier 1 risk-based capital ratios compare favorably with other peer group banks.

         Under accounting principles that address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, the Company is required to report the unrealized gain or loss on securities that are held for sale and certain other equity securities. Until such securities are sold or otherwise disposed of, unrealized gains are required to be credited to, and unrealized losses are required to be charged against, stockholders' equity, rather than being reflected as income or loss for income statement purposes. At September 30, 1997, the Company recorded a valuation reserve for unrealized losses on such securities aggregating approximately $320,000. Substantially all of this amount relates to certain investments in mutual funds, which are classified as investments in marketable equity securities and which the Company has held for several years and intends to continue to hold for the foreseeable future.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits:
             ---------

                  Exhibit 27. Financial Data Schedule

         (B) Reports on Form 8-K:
             --------------------

                  None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 1997               FOOTHILL INDEPENDENT BANCORP



                                      By: /s/Carol Ann Graf
                                          --------------------------------------
                                          CAROL ANN GRAF,
                                          Senior Vice President, Chief Financial
                                          Officer and Assistant Secretary

                                INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit                                                            Numbered Page
-------                                                            -------------
Exhibit 27.     Financial Data Schedule                                  17