Form 10-K
period 1997-12-31
FOOTHILL INDEPENDENT BANCORP
filed 1998-03-31
CIK 718903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the transition period from ______ to ______


                         Commission file number 0-11337

                              --------------------

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

                                  Common Stock

                        Rights to Purchase Common Stock
                        -------------------------------
                                (Title of Class)

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

         As of March 9, 1998, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $76,241,135.

         As of March 9, 1998, there were 5,127,342 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Form 10-K is incorporated by reference form the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting which will be filed with the Commission on or before April 30, 1998.

                              --------------------

                                     PART I

ITEM 1. BUSINESS

        Foothill Independent Bancorp (the "Company") is a one-bank holding company which owns all of the capital stock of Foothill Independent Bank, a California state-chartered bank (the "Bank"), that was organized and commenced business operations in 1973. The business of the Bank is carried on as a wholly-owned subsidiary of the Company. The Company, which was organized in 1982, is a California corporation and is registered under the Bank Holding Company Act of 1956, as amended. The Company, like other bank holding companies in the United States, is subject to regulation, supervision and periodic examination by the Board of Governors of the Federal Reserve System (commonly known as the Federal Reserve Board and referred to herein as the "FRB"). See "Supervision and Regulation -- Regulation of the Company."

        The Bank

        The Bank was organized as a national banking association under federal law and commenced operations under the name Foothill National Bank on June 1, 1973. The Bank converted from a national banking association to a California state-chartered bank effective July 1, 1979 and changed its name to Foothill Independent Bank. The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank became a member of the Federal Reserve System on June 11, 1997.

        As a California state-chartered bank that is a member of the Federal Reserve System (a "state member bank"), the Bank is subject to regulation, supervision and periodic examination, at the state level, by the California Department of Financial Institutions (the "DFI"), which is the successor to the Superintendent of Banks and, at the Federal level, by the FRB. Prior to June 1997, when the Bank became a member of the Federal Reserve System, the Bank was regulated at the Federal level by the FDIC. The change in its federal bank regulatory agency from the FDIC to the FRB is not expected to have a material effect on the Bank's operations or its financial condition or operating results. See "Supervision and Regulation -- Regulation of the Bank."

        The Bank presently operates eleven banking offices, one in each of the communities of Glendora, Upland, Claremont, Irwindale, Ontario, Rancho Cucamonga, Covina, Walnut, Glendale, Corona and Chino, California, and a lending center in West Covina, California, which are located in the area of Southern California that includes the San Gabriel Valley of Los Angeles County and the western portions of San Bernardino and Riverside Counties commonly known as the "Inland Empire." The Glendale office extends the Bank's market areas into the West San Gabriel Valley, approximately 10 miles northeast of Los Angeles. All of the other offices are located further east, ranging from approximately 25 to 45 miles east of Los Angeles.

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

        Deposits of Foothill Independent Bank
        -------------------------------------

        Deposits represent the Bank's primary source of funds. The following table sets forth the different categories of deposits maintained at the Bank and the number of deposit accounts, the average balance of each account and the aggregate amount of the deposits in each such category, as of December 31, 1997:


Type of                    Number of         Average Account          Aggregate Amounts
Account                    Accounts              Balance                 of Deposits
-------                    --------          ---------------          -----------------
Demand                      15,777              $  8,028               $126,654,000(a)

Money market(b)              9,221              $ 13,099               $120,784,000

Savings                      9,934              $  3,231               $ 32,098,000

TCDs(c)                        326              $150,503               $ 49,064,000(d)

Other Time Deposits(c)       2,965              $ 20,808                $61,696,000(e)


(a)     Includes $4,448,000 of municipal and other government agency deposits.

(b)     Includes "NOW" checking accounts.

(c) As used in this Report, the term "TCDs" means time certificates of deposit in denominations greater than $100,000, the term "other time deposits" means certificates of deposits in denominations of $100,000 or less and the term "time deposits" shall mean TCDs and other time deposits, collectively.

(d)     Includes $5,419,000 of municipal and other government agency deposits.

(e)     Includes $891,000 of municipal and other government agency deposits.

        During the twelve months ended December 31, 1997, average demand deposits increased by approximately $14,909,000 or 12.7%; average money market & NOW checking accounts deposits increased by approximately $6,356,000 or 5.3%; average savings deposits increased by approximately $4,705,000 or 10.3%; and average time deposits decreased by approximately $10,324,000 or 9.3%, which was the result of a decrease of $20,100,000 in TCD's and an increase of approximately $9,776,000 in other time deposits.

        Although there are some public agency depositors that carry large deposits with the Bank, the Bank does not believe it is dependent on a single customer or a few customers for its deposits. Most of the Bank's deposits are obtained from individuals and small and moderate size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effect on liquidity which can result from the loss of a substantial depositor. No individual, corporate or public agency depositor accounted for more than approximately 2% of the Bank's total deposits and the five largest deposit accounts represented, collectively, 3.3% of total deposits.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and
--------------------------------------------------------------------------------
Interest Differential
---------------------

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


                                                          Year Ended December 31,
                                    ----------------------------------------------------------------
                                           1997                  1996                   1995
                                    -------------------    -------------------   -------------------
                                     Average   Percent     Average    Percent     Average   Percent
                                     Balance   of Total    Balance    of Total    Balance   of Total
                                    --------   --------    -------    --------   --------   --------
                                                  (Dollars in Thousands)
ASSETS
Investment Securities
   Taxable                          $ 46,050     10.9%    $  38,410     9.7%     $  34,852     9.5%
   Non-Taxable                         7,114      1.7         7,810     1.9          3,671     1.0
Federal Funds Sold                    23,673      5.6        20,033     5.0         33,762     9.2
Due from Banks - Time Deposits         4,215      1.0         7,391     1.8          2,789     0.8
Loans                                286,438     67.8       278,560    69.4        250,248    67.9
Direct Lease Financing                 4,395      1.0         2,205     0.6          2,154     0.6
Reserve for Loan and Lease Losses     (4,246)    (1.0)       (4,012)   (1.0)        (3,586)   (1.0)
                                    --------    -----      --------   -----       --------   -----
Net Loans and Leases                 286,587     67.8       276,753    69.0        248,816    67.5
                                    --------    -----      --------   -----       --------   -----
   Total Interest Earning Assets     367,639     87.0       350,397    87.4        323,890    88.0

Cash and Non-interest Earning
  Assets                              33,548      7.9        29,308     7.3         24,712     6.7
Net Premises, Furniture and
  Equipment                            7,673      1.8         7,477     1.9          6,924     1.9
Other Assets                          13,754      3.3        13,726     3.4         13,026     3.4
                                    --------    -----       -------   -----       --------   -----
   Total Assets                     $422,614    100.0%     $400,908   100.0%      $368,552   100.0%
                                    ========    =====      ========   =====       ========   =====

LIABILITIES AND STOCKHOLDERS EQUITY

Savings Deposits (1)                $151,319     35.%      $140,258    35.0%      $127,467    34.6%
Time Deposits                        111,129     26.3       121,453    30.3        127,263    34.5
Long-term Borrowings                     147       --          190       --            228     0.1
                                    --------    -----      --------   -----       --------   -----

   Total Interest-Bearing
     Liabilities                     262,595     62.1       261,901    65.3        254,958    69.2

Demand Deposits                      117,711     27.9       102,802    25.7         82,076    22.3
Other Liabilities                      3,688      0.9         2,898     0.7          2,148     0.6
                                    --------    -----      --------   -----       --------   -----
   Total Liabilities                 383,994     90.9       367,601    91.7        339,182    92.1
Stockholders' Equity                  38,620      9.1        33,307     8.3         29,370     7.9
                                    --------    -----      --------   -----       --------   -----
   Total Liabilities and
     Stockholders' Equity           $422,614    100.0%    $400,908    100.0%      $368,552   100.0%
                                    ========    =====     ========    =====       ========   =====

-------------------------------
(1) Includes NOW, Super NOW and Money Market Account.

Interest Rates and Differentials
--------------------------------

        The Company's earnings depend primarily upon the difference between the income the Bank generates from its loans and investment securities and the Bank's cost of funds, principally interest paid on savings and time deposits. Interest rates charged on the Bank's loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company's control, such as Federal economic and tax policies, the general supply of money in the economy, governmental budgetary actions, and the actions of the Federal Reserve Board. (See "Business -- Effect of Governmental Policies and Recent Legislation.")

         Information concerning average interest earning assets and interest bearing liabilities, along with the average interest rates earned and paid thereon is set forth in the following table. Averages were computed based upon daily balances.

                                                                Year Ended December 31,
                              -----------------------------------------------------------------------------------------------
                                            1997                          1996                            1995
                              ------------------------------   -----------------------------    -----------------------------
                               Average               Average   Average               Average    Average               Average
                               Balance    Interest    Rate     Balance   Interest     Rate      Balance   Interest     Rate
                              ------------------------------   -----------------------------    -----------------------------
                                                           (Dollars in Thousands)
EARNING ASSETS:
---------------
Investment Securities
   U.S. Treasury              $ 16,610    $   984       5.9%   $  4,025   $   236       5.9%    $ 10,080   $   468       4.6%
   U.S. Government
     Agencies                   26,046      1,460       5.6      31,253     1,743       5.6       22,441     1,445       6.4
   Municipal Leases(1)           7,114        596       8.4       7,810       589       7.5        3,671       240       6.5
   Other Securities              3,394        201       5.9       3,132       192       6.1        2,331       132       5.7
                              --------    -------              --------   -------               --------   -------
     Total Investment
       Securities               53,164      3,241       6.1      46,220     2,760       6.0       38,523     2,285       5.9
Federal Funds Sold              23,673      1,274       5.4      20,033     1,070       5.3       33,762     1,944       5.8
Due form Banks - Time
   Deposits                      4,215        241       5.7       7,391       402       5.4        2,789       165       5.9
Loans(2)                       286,438     30,231      10.6     278,560    30,939      11.1      250,248    28,872      11.5
Lease Financing(1)               4,395        398       9.1       2,205       185       8.4        2,154       276      12.8
                              --------    -------              --------   -------               --------   -------
   Total Interest-Earning
     Assets(1)                $371,885    $35,385       9.5%   $354,409   $35,356      10.0%    $327,476   $33,542      10.2%
                              --------    -------              --------   -------               --------   -------

INTEREST BEARING LIABILITIES:
-----------------------------
Domestic Deposits and
   Borrowed Funds:
     Savings Deposits(3)      $151,319    $ 3,624       2.4%   $ 140,258  $ 3,100       2.2%    $127,467   $ 2,602       2.0%
     Time Deposits             111,129      6,099       5.5%     121,453    6,750       5.6%     127,263     7,149       5.6%
     Long-Term Borrowings          147         15      10.2%         190       19      10.0%         228        35      15.4%
                              --------    -------              --------   -------               --------   -------
   Total Interest-Bearing
     Liabilities              $262,595    $ 9,738       3.7%   $ 261,901  $ 9,869       3.8%    $254,958   $ 9,786       3.8%
                              ========    =======              =========  =======               ========   =======

         The table below shows the net interest earnings and the net yield on average earning assets:


                                                        1997               1996                   1995
                                                        ----               ----                   ----
Total Interest Income (1)(2)                           $ 35,385           $ 35,387               $ 33,542
Total Interest Expense (3)                             $  9,738           $  9,738               $  9,786
Net Interest Earnings (1)(2)                           $ 25,647           $ 25,349               $ 23,756
Net Average Earning Assets (2)                         $371,885           $354,409               $327,450
Net Yield on Average Earning Assets (1)(2)                  6.9%               7.2%                   7.3%
Net Yield on Average Earning Assets
  (excluding Loan Fees) (1)(2)                              6.2%               6.4%                   6.6%


(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 35.9 for 1997, 37.0 percent for 1996 and 37.1 percent for 1995.

(2) Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $5,165,000 in 1997, $4,012,000 in 1996 and
        $3,586,000 in 1995. Loan fees of $2,556,000 in 1997, $2,891,000 in 1996 and $2,141,000 in 1995 are included in loan interest income. Average loan balances include loans placed on non-accrual status during the period presented, but interest on such loans is excluded. There were twenty-seven non-accruing loans at December 31, 1997, twenty-one at December 31, 1996 and forty-five at December 31, 1995.

(3)     Includes NOW, Super NOW, and Money Market Deposit Accounts.

        The following table sets forth year-to-year changes in interest earned, including loan fees and interest paid. The net increase (decrease) is segmented into the changes attributable, respectively, to variations in volume and variations in interest rates. Changes in interest earned and interest paid due to both rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.


                             INVESTMENT
                             SECURITIES
                             ----------
                                     NON-        FEDERAL                    DIRECT
                            TAX-     TAX-         FUNDS                     LEASE             TIME
INTEREST EARNED ON:         ABLE     ABLE(1)       SOLD       LOANS(2)    FINANCING         DEPOSITS      TOTAL
-------------------         ----     ----          ----       -----       ---------         --------      -----
                                                              (In Thousands)
1997 compared to 1996 -
 Increase (decrease)
   due to:
     Volume Changes         $ 438    $(52)        $ 196      $   999         $ 197           $(181)      $ 1,597
     Rate Changes              36      59             8       (1,707)           16              20        (1,568)
                            -----    ----         -----      -------         -----           -----       -------
   Net Increase (Decrease)  $ 474    $  7         $ 204      $  (708)        $ 213           $(161)      $    29
                            =====    ====         =====      =======         =====           =====       =======

1996 compared to 1995
Increase (decrease)
  due to:
     Volume Changes         $ 206    $373         $(742)     $ 3,407         $   7           $ 251       $ 3,502
     Rate Changes             (80)    (24)         (132)      (1,340)          (98)            (14)       (1,688)
                            -----    ----         -----      -------         -----           -----       -------
Net Increase (Decrease)     $ 126    $349         $(874)     $ 2,067         $ (91)          $ 237       $ 1,814
                            =====    ====         =====      =======         =====           =====       =======



                          SAVINGS        OTHER TIME    LONG TERM      REPURCHASE
INTEREST PAID ON:         DEPOSITS        DEPOSITS     BORROWINGS(3)  AGREEMENTS     TOTAL
-----------------         --------        --------     -------------  ----------     -----
1997 compared to 1996 -
 Increase (decrease)
   due to:
     Volume Changes        $  254         $(568)          $  (4)           $ --       $(318)
     Rate Changes             270           (83)             --              --         187
                           ------         -----           -----            -----      -----
Net Increase (Decrease)    $  524         $(651)          $  (4)           $  --      $(131)
                           ======         =====           =====            =====      =====

1996 compared to 1995
  Increase (decrease)
   due to:
      Volume Changes       $  273         $(324)          $ (16)           $ --       $ (67)
      Rate Changes            225           (75)             --              --         150
                           ------         -----           -----            ----       -----
Net Increase (Decrease)    $  498         $(399)          $ (16)           $ --       $  83
                           ------         -----           -----            ----       -----

----------------------
(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 35.9% for 1997 and 37.0% for 1996.

(2) Includes a decrease in loan fees of $335,000 in 1997 and an increase of $750,000 in 1996.

(3) Long term borrowings in 1997 and 1996 consist of an obligation secured by deed of trust that bears interest at 10.0%.

INVESTMENT PORTFOLIO
--------------------

        The objectives of the Bank's investment policy are to manage interest rate risk, provide adequate liquidity and reinvest in the Bank's market areas, while maximizing earnings with a portfolio of investment-grade securities. Each security purchased is subject to credit and maturity guidelines defined in the investment policy and is reviewed regularly to verify its continued credit-worthiness.

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

        The following table summarizes the components of investment securities at the dates indicated (in thousands):


                                                            December 31,
                            -----------------------------------------------------------------------------
                                      1997                     1996                       1995
                            -----------------------  -------------------------  -------------------------
                            Amortized    Market       Amortized     Market       Amortized     Market
                              Cost       Value          Cost        Value          Cost        Value
                            ---------- ------------  ------------ ------------  ------------ ------------
INVESTMENT SECURITIES
   HELD-TO-MATURITY:
---------------------

U. S. Treasury and
   Agency                    $ 12,384     $ 12,432       $ 2,796      $ 2,800      $ 19,735     $ 19,815
State and Political
   Subdivisions                 2,476        2,489         2,529        2,538         3,506        3,517
Other Securities                  250          250           250          250           250          250
                             --------     --------       -------      -------      --------     --------

   Total Investment
   Securities                $ 15,110     $ 15,171       $ 5,575      $ 5,588      $ 23,491     $ 23,582
                             ========     ========       =======      =======      ========     ========

INVESTMENT SECURITIES
   AVAILABLE-FOR-SALE
---------------------

U. S. Treasury and
   Agency                    $ 22,956     $ 22,978      $ 31,877     $ 31,800      $ 11,804     $ 11,811
State and Political
   Subdivisions(1)              4,749        4,763         4,772        4,792         4,434        4,477
Other Securities                3,538        3,218         3,238        2,885         2,707        2,455
                             --------     --------       -------      -------      --------     --------

   Total Investment
   Securities                $ 31,243     $ 30,959      $ 39,887     $ 39,477      $ 18,945     $ 18,743
                             ========     ========       =======      =======      ========     ========


----------------------------
(1) Includes, in 1997 and 1996, non-rated certificates of participation evidencing ownership interests in the California Statewide communities Development Authority - San Joaquin County Limited Obligation Bond Trust with amortized cost values of $4,413,000 and $4,428,000 and market values of $4,427,000 and $4,452,000 at December 31, 1997 and 1996,
        respectively.

The following table shows the maturity of investment securities at December 31, 1997, and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 35.9% tax rate) of such securities.


                                                          AFTER ONE              AFTER FIVE
                                   WITHIN                 BUT WITHIN             BUT WITHIN              AFTER
                                  ONE YEAR                FIVE YEARS             TEN YEARS             TEN YEARS
                           ------------------------  ---------------------  ---------------------  -------------------
                             AMOUNT       YIELD       AMOUNT      YIELD      AMOUNT      YIELD       AMOUNT    YIELD
                           ------------ -----------  ---------- ----------  ---------- ----------  ----------- -------
INVESTMENT SECURITIES
   HELD-TO-MATURITY:
---------------------

U. S. Treasury and
   Agencies                   $  7,388     5.98%     $ 4,996        6.18%    $    --         --%        $ --       --%
State and Political                677     5.80        1,077        5.63         722       4.60           --       --
Other Securities                   250       --           --          --          --         --           --       --
                              --------     -----     -------        ----     -------       ----         ----     ----
                              $  8,315     5.78%     $ 6,073        6.08%    $   722       4.60%        $ --       --%
                              ========     =====     =======        ====     =======       ====         ====     ====


INVESTMENT SECURITIES
   AVAILABLE-FOR-SALE
---------------------

U.S. Treasury and
   Agencies                   $  7,968      5.54%    $ 15,010       5.94%    $    --         --%        $ --       --%
State and Political                421      8.28        2,150       8.43       1,856       8.43          336     5.63
Other Securities                 3,218      2.77           --         --          --         --           --       --
                              --------      -----    --------       ----     -------       ----         ----     ----
                              $ 11,607      4.87%    $ 17,160       6.25%    $ 1,856       8.43%        $336     5.63%
                              --------      -----    --------       ----     -------       ----         ----     ----

Total Investment
   Securities                 $ 19,922      5.25%    $ 23,233       6.21%    $ 2,578       7.36%        $336     5.63%
                              --------      ----     --------       ----     -------       ----         ----     ----

LOAN PORTFOLIO
--------------

         The following table sets forth the amount of loans outstanding at December 31 of each of the years in the five year period ended December 31, 1997.


                                                              December 31,
                                   -----------------------------------------------------------------
                                     1997          1996          1995          1994         1993
                                     ----          ----          ----          ----         ----
                                                            (In Thousands)
TYPES OF LOANS
Domestic:
  Commercial, Financial
     and Agricultural              $  44,296    $   40,979    $   44,801    $   67,551    $  46,813
  Real Estate Construction            10,895        12,008        32,745        33,155       14,906
  Real Estate Mortgage(1)            228,630       231,012       171,321       129,650      112,472
  Consumer Loans                       6,450         8,157        10,887        15,986       18,606
  Lease Financing(2)                   4,749         2,864         2,086         3,727        2,189
  All other Loans
    (including overdrafts)             2,203           407           178           112          178
                                   ----------   -----------   -----------   -----------  -----------
Subtotal:                            297,223       295,427       262,018       250,181      195,164

Less:
   Unearned Discount                    (665)         (797)         (864)       (1,165)        (928)
   Reserve for Loan and
     Lease Losses                     (5,165)       (4,744)       (3,644)       (3,145)      (2,328)
                                   ----------   -----------   -----------   -----------  -----------
Total:                             $ 291,393    $  289,886    $  257,510    $  245,871   $  191,908
                                   ==========   ===========   ===========   ===========  ===========

-----------------------
(1) A portion of these loans were made, not for the purpose of financing real properties, but for commercial or agricultural purposes. However, in accordance with the Bank's credit policies, such loans were secured by deeds of trust on real properties and, therefore, are classified as real mortgage loans.

(2) Lease financing includes residual values of $0 for 1997; $33,000 for 1996; $322,000 for 1995; $567,000 for 1994 and $1,397,000 for 1993, and
        is net of unearned income of $694,000 for 1997; $329,000 for 1996; $252,000 for 1995; $391,000 for 1994 and $491,000 for 1993.

MATURITIES AND SENSITIVITIES TO INTEREST RATES
----------------------------------------------

The following table shows the maturities and sensitivities to changes in interest rates on loans outstanding at December 31, 1997.



                                                                      MATURING
                                                ----------------------------------------------------
                                                  WITHIN        ONE TO       AFTER FIVE
                                                 ONE YEAR      FIVE YEARS     YEARS        TOTAL
                                                -----------   -------------------------  -----------
                                                                   (In Thousands)
Domestic:
   Commercial and Agricultural                  $   20,551    $   21,773    $    1,972   $   44,296
   Real Estate and Construction                      9,405           319         1,171       10,895
   Real Estate and Mortgage                         36,258        72,958       119,414      228,630
   Consumer Loans                                    2,474         3,488           488        6,450
   Lease Financing                                     152         3,681           916        4,749
   All other Loans                                     957         1,221            25        2,203
                                                ----------    ----------    ----------   ----------
       Total                                    $   69,797    $  103,440    $  123,986   $  297,223
                                                ----------    ----------    ----------   ----------


        Of the total amount of loans (exclusive of loans on non-accrual status) outstanding as of December 31, 1997 that had maturities of more than one year, $155,792,000 had predetermined, or fixed, rates of interest and $65,077,000 had floating or adjustable rates of interest.

ASSET/LIABILITY MANAGEMENT
--------------------------

        The table below sets forth information concerning the interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1997. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

        Generally, when rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin is expected to be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. When rate-sensitive liabilities exceed rate-sensitive assets generally the net interest margin will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates.


                                                Over Three       Over One
                                    Three        Through           Year        Over           Non-
                                    Months        Twelve         Through       Five         Interest
                                    or Less       Months        Five Years     Years         Bearing       Total
                                   ---------    ----------     -----------   --------       ---------     -------
                                                               (Dollars in Thousands)
ASSETS
Interest-bearing deposits
   in banks                        $   4,152     $   4,157       $     --    $     --        $     --     $  8,309
Investment securities                  8,898         9,041         23,233       2,914           1,983       46,069
Federal Funds Sold                    30,550                                       --              --       30,550
Net loans                             20,564        44,332         97,211     123,658           5,628      291,393
Noninterest-earning assets                --            --             --          --          59,387       59,387
                                   ---------     ---------       ---------   ---------       ---------    ---------
     Total assets                  $  64,164     $  57,530       $ 120,444    $126,572       $  66,998    $ 435,708
                                   ---------     ---------       ---------   ---------       ---------    ---------

LIABILITIES AND
   STOCKHOLDER'S EQUITY:
Noninterest-bearing
   deposits                        $      --    $       --      $      --  $        --     $ 126,503   $  126,503
Interest-bearing deposits            197,047        56,581         10,015                                 263,643
Short-term borrowings                     --            --             --           --            --           --
Long-term borrowings                      --            --            123           --            --          123
Other liabilities                         --            --             --           --         3,398        3,398
Stockholders' equity                      --            --             --           --        42,041       42,041
                                   ---------    ----------      ---------    ---------     ---------   ----------
   Total liabilities and
       stockholders equity         $ 197,047    $   56,581      $  10,138    $      --     $ 171,942   $  435,708
                                   ---------    ----------      ---------    ---------     ---------   ----------

Interest rate sensitivity gap      $(132,883)   $      949      $ 110,306    $ 126,572     $(104,944)  $       --
                                   =========    ==========      =========    =========     =========   ==========
Cumulative interest rate
   sensitivity gap                 $(132,883)   $ (131,934)     $ (21,628)   $ 104,944     $      --   $       --
                                   ---------    ----------      ---------    ---------     ---------   ----------

RISK ELEMENTS
-------------
                  Non-accrual, Past Due and Restructured Loans
                  --------------------------------------------

                                                               December 31,
                                        --------------------------------------------------------
                                         1997        1996        1995        1994        1993
                                         ----        ----        ----        ----        ----
                                                            (In Thousands)
Loans More Than 90 Days Past Due(1):
   Aggregate Loan Amounts:
   Commercial                           $    --    $    500    $    584    $    281    $     92
   Real Estate                               --       2,328         869       2,117           -
   Consumer                                   7           1           3          51          36
   Aggregate Leases                          --           -           -           -           -
Troubled Debt Restructurings (2)          2,880       4,787       6,397       1,337         640
Non-Accrual Loans (3)                    11,458      11,623      12,620       8,621       9,424
                                        -------    --------    --------    --------    --------
                                        $14,345    $ 19,239    $ 20,473    $ 12,407    $ 10,192
                                        -------    --------    --------    --------    --------

----------------------------
(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.

(2) Troubled Debt Restructuring are loans which have been renegotiated to provide a deferral of interest or principal. The terms of the restructured loans did not involve any deferrals of interest and interest collected in 1997, 1996, 1995, 1994 and 1993 were the same amounts that would have been collected in accordance with the original terms of the loans.

(3) Ordinarily, a loan is placed on non-accrual status (that is, accrual of interest on the loan is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely. There were twenty-seven loans on non-accrual status at December 31, 1997; twenty-one loans at December 31, 1996; forty-five loans at December 31, 1995; sixty loans at December 31, 1994 and thirty-one loans at December 31, 1993. The amount of interest that would have been collected on these loans had they remained current in accordance with their original terms was $981,000 in 1997, $1,488,000 in 1996, $985,000 in 1995, $510,000 in 1994 and $504,000 in 1993.

        Effective January 1, 1995 the Company adopted Statement of Financial Accounting Standards N. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Company's consolidated financial statements as the Bank's existing policy of measuring loan impairment is consistent with methods prescribed in these standards.

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

        Loans identified as impaired are placed on non-accrual status and are evaluated for write-off, write-down or renegotiation with the borrower. Impaired loans are charged-off when the possibility of collecting the full balance of the loan becomes remote. The reserves set aside for possible losses related to impaired loans totaled approximately, $951,000 for the year ended December 31, 1997 and were included in the Bank's Reserve for Loan Losses at December 31, 1997. The average balance of the impaired loans amounted to approximately $11,808,000 for the year ended December 31, 1997. Cash receipts during 1997 applied to reduce principal balances and recognized as interest income were approximately $6,346,000 and $919,000, respectively. For additional information regarding SFAS 114, see Note 5 to the Company's Consolidated Financial Statements set forth in Part II, Item 8 of this Report.

Potential Problem Loans
-----------------------

         At December 31, 1997, there were no loans on accrual status where there were serious doubts as to the ability of the borrower to comply with then present loan repayment terms.

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

Summary of Loan and Lease Loss Experience
-----------------------------------------

        The following table sets forth an analysis of the Bank's loan and lease loss experience, by category, for the past five years.


                                                           Year Ended December 31,
                                   --------------------------------------------------------
                                     1997        1996        1995       1994        1993
                                     ----        ----        ----       ----        ----
                                                   (Dollars in Thousands)
Average amount of loans
   and leases outstanding(1)       $290,833    $280,765    $252,402   $222,291    $183,401
                                   ========    ========    ========   ========    ========
Loan and lease loss reserve
   balance at beginning of year    $  4,744    $  3,644    $  3,145   $  2,328    $  2,168
                                   --------    --------    --------   --------    --------

Charge-Offs:
   Domestic:
     Commercial, financial
       and agricultural                (391)        (96)     (1,414)    (1,114)       (773)
     Real Estate-construction             -           -           -          -           -
     Real Estate-mortgage            (1,191)     (1,365)       (543)      (516)        (84)
     Consumer Loans                     (64)       (142)       (109)      (207)        (94)
     Lease Financing                    (21)          -           -          -           -
                                   --------    --------    --------   --------    --------
                                     (1,667)     (1,603)     (2,066)    (1,837)       (951)
     Foreign:                             -           -           -          -           -
                                   --------    --------    --------   --------    --------
Recoveries:
   Domestic:
     Commercial, financial
       and agricultural            $    102    $    295    $    284   $     78    $     75
     Real Estate-construction             -           -           -          -           1
     Real Estate-mortgage               254         152         186        140           -
     Consumer Loans                      51          56          79         72          10
     Lease Financing                      -           -           -          -           -
                                   --------    --------    --------   --------    --------
                                        407         503         549        290          86
     Foreign:                             -           -           -          -           -
                                   --------    --------    --------   --------    --------
Net Charge-Offs                      (1,260)     (1,100)     (1,517)    (1,547)       (865)
Additions charged to operations       1,681       2,200       2,016      2,364       1,025
                                   --------    --------    --------   --------    --------
Loan and lease loss reserve
   balance at end of year          $  5,165    $  4,744    $  3,644   $  3,145    $  2,328
                                   ========    ========    ========   ========    ========

Ratios:

Net charge-offs during
   the year to average loans and
   leases outstanding during the
   year                                0.43%       0.39%       0.60%      0.70%       0.47%
Loan loss reserve to total gross
   loans                               1.74%       1.61%       1.39%      1.26%       1.20%
Net loan charge-offs to loan loss
   reserve                            24.39%      23.19%      41.63%     49.19%      37.16%
Net loan charge-offs to provision
   for loan losses                    74.96%      50.00%      75.25%     65.44%      84.39%
Loan loss reserve to
   non-performing loans(2)            45.05%      32.82%      25.88%     28.41%      24.37%


--------------------------------
(1)     Net of unearned discount.
(2) For purposes of this ratio, non-performing loans consist of loans more than 90 days past due and non-accrual loans. Troubled debt restructured loans have been excluded because they are performing in accordance with the revised terms thereof.

        Loans and leases are charged against the reserve for loan and lease losses (the "Loan Loss Reserve") when management believes that the collectability of principal is unlikely. The Loan Loss Reserve is replenished through provisions charged against current period income. The amount of the provision is determined by management based on periodic evaluations of the loan and lease portfolio which result in the establishment of (i) specific reserves for specific problem loans and leases, based on such factors as a deterioration in the financial condition of the borrower, a decline in the value of the assets securing repayment of the loan or payment delinquencies by the borrower, and
(ii) general reserves for unidentified potential losses in the loan and lease portfolio, based upon historical experience and periodic evaluations of prevailing and anticipated economic conditions, such as increases in interest rates or the onset of recessionary conditions in the Bank's market areas, which can affect the ability of borrowers to meet their payment obligations to the Bank.

        Loan charge-offs are, in accordance with applicable accounting principles, applied against the Bank's Loan Loss Reserve. As a consequence, it is necessary for the Bank to replenish the Loan Loss Reserve from time to time, through additional "provisions" charged against operating income, to bring the Reserve back to a level which management deems adequate in light of economic conditions.

        The relatively higher levels of loan charge-offs in 1995 and 1994 were due primarily to the severity of economic recession in Southern California during those periods. The Recession resulted in an increase in loan delinquencies and defaults by borrowers which forced the Bank, like many other banks in Southern California, to rely more heavily on sales of the assets collateralizing the defaulted loans for their repayment. However, at the same time, the recession caused a decline in the realizable value of such assets, making it more difficult for banks to obtain full recovery of defaulted loans. These circumstances led the Bank, as well as many other banks in Southern California, to reduce the amounts at which the loans of the affected borrowers were carried on its books to amounts which, based on conservative valuation approaches mandated by federal and state banking regulators, could be expected to be recovered from the borrowers or from the sale of the assets collateralizing the loans.

        The risk of non-payment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is obtained to secure payment, and ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank has established lending limits for each of its officers having lending authority, in each case based upon the officer's experience level and prior performance. Whenever a proposed loan by itself, or when aggregated with existing extensions of credit to the same borrower, exceeds the officer's lending limits, the loan must be approved by the Bank's Senior Loan Committee, which is comprised of five to seven senior officers of the Bank and/or by the Loan Committee of the Board of Directors of the Bank. The Bank also maintains a program of periodic review of all existing loans. The Bank's quality control officer reviews a percentage of all loans and leases made for creditworthiness as well as documentation and compliance with the Bank's loan policies. In addition, the Bank has engaged a consulting firm to extensively review the Bank's loan and lease portfolio semi-annually. Under-performing loans and leases identified in the review process are scheduled for in-depth analysis and remedial action.

        The Reserve for Loan Losses should not be interpreted as an indication that charge-offs will occur in the amounts or proportions shown in the table above, or that the allocation of the Reserve set forth in the table below indicates future charge-off trends. While management believes that the Reserve for Loan Losses is adequate, future additions to the Reserve can be expected as a result of any of a number of factors, including the incurrence of currently unanticipated losses on loans in the loan portfolio due to deterioration in the financial condition of the borrowers. In addition, both Federal and state bank regulatory agencies, as an integral part of their periodic oversight examinations of the Bank, routinely review the Loan Loss Reserve and often recommend additions to the Reserve based on their evaluation of the loan portfolio. See "Supervision and Regulation."

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


                                                                      Year Ended December 31,
                                          ---------------------------------------------------------------------------------
                                                   1997                         1996                         1995
                                          -----------------------      -----------------------      -----------------------
                                                          % of                         % of                         % of
                                          Reserve       Loans to       Reserve       Loans to       Reserve       Loans to
                                            Loan         Total           Loan         Total           Loan         Total
                                           Losses        Loans          Losses        Loans          Losses        Loans
                                          ---------     ---------      ---------     ---------      ---------     ---------
                                             (Dollars in Thousands)                   (Dollars in Thousands)
Domestic:
     Commercial, Financial
       and Agricultural                  $   2,128        14.90%       $ 1,148         13.87%       $ 1,093          17.10%
     Real Estate-construction                  302         3.67%           169          4.06%           194          12.50%
     Real Estate-mortgage                    2,415        76.92%         2,899         78.20%         1,603          65.38%
     Installment loans to individuals           79         2.17%            77          2.76%           293           4.15%
     Lease financing                            96         1.60%            17          0.97%            13           0.80%
     Other                                     145         0.74%           434          0.14%           448           0.07%
                                         ---------       ------        -------        ------        -------         ------
                                         $   5,165       100.00%       $ 4,744        100.00%       $ 3,644         100.00%
                                         =========       ======        =======        ======        =======         ======


                                                        Year Ended December 31,
                                          ----------------------------------------------------
                                                   1994                         1993
                                          -----------------------      -----------------------
                                                          % of                         % of
                                          Reserve       Loans to       Reserve       Loans to
                                            Loan         Total           Loan         Total
                                           Losses        Loans          Losses        Loans
                                          ---------     ---------      ---------     ---------
Domestic:
     Commercial, Financial
       and Agricultural                   $  1,493       27.00%         $1,084         23.99%
     Real Estate-construction                  459       13.25%            189          7.64%
     Real Estate-mortgage                    1,215       51.82%            871         57.63%
     Installment loans to individuals          210        6.39%            152          9.53%
     Lease financing                            18        1.49%              7          1.12%
     Other                                    (250)       0.05%             25          0.09%
                                          --------       ------         ------        ------
                                          $  3,145       100.00%        $2,328        100.00%
                                          ========       ======         ======        ======

DEPOSITS
--------

        The average amount (in thousands) of and the average rate paid on deposits is summarized below:


                                                   1997                         1996                         1995
                                          -----------------------      -----------------------      -----------------------
                                          Average       Average        Average       Average        Average       Average
                                          Balance         Rate         Balance         Rate         Balance         Rate
                                          ---------     ---------      ---------     ---------      ---------     ---------
In Domestic Offices:

     Noninterest bearing demand deposit   $117,711         --          $102,802           --        $ 82,076           --
     Savings Deposits(1)                   151,319       2.39%          140,258         2.21%        127,467         2.00%
     Time Deposits(2)                      111,129       5.49%          121,453         5.56%        127,263         5.60%
                                          ---------                    --------                     --------

            Total Deposits                $380,159       2.56%         $364,513         2.70%       $336,806         2.90%
                                          =========                    ========                     ========

--------------------------
 (1) Includes NOW, Super NOW, and Money Market Deposit Accounts.

 (2) Includes time certificates of deposit in denominations greater than and less than $100,000.

         Set forth below is maturity schedule of domestic time certificates of deposits in denominations greater than $100,000:


                                                 DECEMBER 31,
                                                     1997
                                                 ------------
                                                (In Thousands)
Three Months or Less                               $ 19,921
Over Three through Six Months                         8,214
Over Six through Twelve Months                       16,780
Over Twelve Months                                    6,038
                                                   --------

                                                   $ 50,953
                                                   ========

RETURN ON EQUITY AND ASSETS

         The following table sets forth the ratios of net income to average total assets (return on assets), net income to average equity (return on equity), dividends declared per share to net income per share (dividend payout ratio), and average equity to average total assets (equity to asset ratio).

RETURN ON EQUITY AND ASSETS
---------------------------


                                     1997      1996        1995
                                    -----      -----       -----
Return on Assets                     1.07%      1.04%       0.97%
Return on Equity                    11.70%     12.56%      11.90%
Dividend Payout Ratio                             --          --
Equity to Asset Ratio                9.14%      8.31%       8.13%

Competition
-----------

        The banking business in the Bank's marketing areas is highly competitive. In those areas, the Bank competes for loans and deposits with other commercial banks, including branches of most of California's major banks, many of which have greater financial, marketing and other resources than those of the Bank. Larger commercial banks have greater lending limits than the Bank and offer certain services, such as trust services, which the Bank does not offer directly. Competition is expected to continue to increase as a result of legislation which permits bank holding companies in other states to acquire California banks and bank holding companies. See "Effects of Governmental Polices and Recent Legislation." The Bank also competes with savings and loan associations, finance companies, credit unions, mortgage companies, insurance companies, securities brokerage firms and mutual funds, leasing companies and other financial institutions in its market areas. In competing with other financial institutions, the Bank places emphasis on providing a high level of personal service and convenience to its customers and conducts local advertising and promotional programs and activities in its market areas.

Supervision and Regulation
--------------------------

        Regulation of the Company
        -------------------------------------

        The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act (the "BHCA"). The Act requires every bank holding company to obtain the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or the "FRB") before it may acquire substantially all of the assets of any bank or acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

        Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "IBBEA"), bank holding companies are able to acquire banks in states other than the state where their principal banking operations are conducted, whether or not permitted by the laws of the state of any bank sought to be acquired, but subject to the following restrictions: (i) any state may adopt laws precluding acquisitions of any banks that have been in operation for a period of five years or less, and (ii) no such acquisition may be made by bank holding company that controls or, following the proposed acquisition will control, more than 10% of the total amount of deposits of insured depository institutions in the United States or more than 30% of such deposits in that state.

        Under the BHCA, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, except that it may engage in certain activities which, in the opinion of the Federal Reserve Board, are so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or a bank holding company unless that company is engaged in activities which the Federal Reserve Board has determined are a proper incident to banking. If a company is engaged in prohibited activities, then the Federal Reserve Board's approval must be obtained before the shares of any such company can be acquired by the Company or before the Company can open new offices. In ruling on applications for approval of acquisitions of shares, the Federal Reserve Board is required to consider whether performance of the activity to be carried on by the proposed subsidiary can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The BHCA does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

        In recent years, bank holding companies have encountered increased competition from securities brokerage and investment banking firms, mutual funds and credit card companies that are not subject to regulation to the same extent as bank holding companies and FDIC-insured banks. More recently, foreign banking institutions have begun acquiring domestic securities brokerage and investing banking firms, which has enabled those firms to offer products and services to customers more directly competitive to the products and services traditionally offered by bank holding companies through their banking and bank-related subsidiaries. As a result, the FRB is taking a less restrictive policy in permitting bank holding companies to acquire businesses which, until recently, bank holding companies were not permitted to own, including firms engaged in investment banking, securities brokerage and investment management. Other non-banking businesses that bank holding companies are permitted to acquire include: loan servicing companies; industrial loan companies; real and personal property leasing; acting as an industrial agent, broker, or principal with respect to insurance that is directly related to the extension of credit by the bank holding company or any of its subsidiaries; issuing and selling money orders, savings bonds and travelers checks; performing certain trust company services; real estate and personal property appraisal; data processing services; courier services; management consulting services to nonaffiliated depository institutions; arranging commercial real estate equity financing; providing foreign exchange advisory and transactional services; acting as a futures commission merchant; providing investment advice on financial futures and options on futures; providing consumer financial counseling; providing tax planning and preparation services; providing check guarantee services; engaging in collection agency activities; and operating a credit bureau.

        Under the BHCA, a bank holding company is required to file with the FRB annual reports and such additional information as the FRB may require regarding its business operations and those of its subsidiaries. The FRB also conducts periodic examinations of bank holding companies and their subsidiaries. The FRB also has authority to regulate provisions of certain bank holding company debt. Under the BHCA and regulations adopted by the FRB, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services by its banking or other subsidiaries. Exceptions to the anti-tying provisions that have been approved by the FRB permit (i) a bank or bank holding company to offer lower pricing on traditional banking products, such as loans, deposits or trust services, and on securities brokerage services, on the condition that the customer obtain a traditional bank product from an affiliate and (ii) a bank holding company, or a non-bank subsidiary of a bank holding company to offer lower pricing on any of its products or services on the condition that the customer obtain another product or service from the bank holding company or any of its non-bank affiliates, provided that all products or services offered in the package arrangement are separately available for purchase.

         In connection with its regulation and supervision of bank holding companies, the FRB has established capital maintenance guidelines, under which, on a consolidated basis, a bank holding company must maintain a minimum ratio of total capital (inclusive of loan loss reserves)-to-total assets of not less than 6.0% and a ratio of primary capital to total assets of not less than 5.5%. The FRB utilizes total capital "zones" whereby a banking organization with a ratio of total capital to total assets of less than 6% will be considered undercapitalized, absent extenuating circumstances. Institutions with a total capital ratio of 6-7% may be considered to be adequately capitalized if other financial and managerial factors are satisfactory. Institutions with a total capital ratio in excess of 7% will generally be considered to be adequately capitalized unless there are significant adverse financial and managerial factors present. Regardless of the level of total capital, a banking organization with a primary capital ratio of less than 5.5%% will generally be considered undercapitalized. At December 31, 1997 the Company, on a consolidated basis, had total and primary capital of approximately $45,783,000 and a primary capital-to-asset ratio of approximately 10.57%.

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

         Total weighted risk assets, for purposes of the FRB guidelines, is determined by assigning to one of four risk categories the holding company's consolidated assets and credit equivalent amounts of off-balance sheet items. The dollar amount of the items in each category will then be multiplied by the risk weight assigned to that category (i.e., 0%, 20%, 50% or 100%). The resulting weighted values from each risk category will be added together and the sum of such values will constitute the holding company's total weighted risk assets. Total qualifying capital is divided by total weighted risk assets to determine the holding company's risk-based capital ratio. The guidelines require that all bank holding companies must have a minimum ratio of qualifying capital to total weighted risk assets of 8% and a minimum ratio of core capital-to-total weighted risk assets of 4%. At December 31, 1997, the Company's risk-based capital ratio, determined in accordance with the FRB regulations, was 14.6% which exceeds the minimum ratio required to comply with those regulations.

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

         The Bank is subject to restrictions applicable to the payment of cash dividends to the Company, which are the principal source of cash available for the payment of dividends by the Company to its shareholders. Under California law, the approval of the California Superintendent of Banks is required before a state-chartered bank, such as the Bank, may declare a dividend which would exceed the lesser of: (i)the Bank's retained earnings or (ii) its net income for the immediately preceding three years (after deducting all dividends paid during that period). At December 31, 1997, the maximum dividend payable by the Bank to the Company under these restrictions would have been $12,264,313. See "Item 5. Dividends" below. However, since cash dividends from bank subsidiaries usually are the primary source of funds for the payment of cash dividends by their bank holding companies, the FRB also restricts the payment of cash dividends by bank holding companies in instances in which such dividends would impose undue pressure on the capital of the subsidiary banks or on the capital position of the holding company. In addition, it is current policy of the Company's Board of Directors to retain earnings to support the continued growth of the Company and the Bank and, in furtherance of that policy, currently, the Company does not pay cash dividends. See "Market for Registrant's Common Stock and Related Stockholder Matters -- Dividend Policy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Part II of this Report.

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

         Under California law, bank holding companies, including the Company, are also subject to periodic examination by, and may be required to file reports with, the DFI. However, regulations have not yet been proposed or adopted that provide for such examinations or require the filing of such reports.

        Regulation of the Bank
        ----------------------

         The Bank is subject to regulation, supervision and regular examination at the state level, by the DFI, and, at the Federal level, by the FRB. The regulations and policies of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, the requirements for branch offices, the permissible scope of the Bank's activities, and various other requirements. In addition, as part of their regular examinations of the Bank, the DFI and FRB consider and make recommendations with respect to the adequacy of the Bank's capital and the efficacy of lending, investment and other policies established and implemented by the Bank. The Bank is also subject to certain reporting requirements of the DFI and the FRB.

         The FRB has adopted regulations and a statement of policy which define and establish certain minimum requirements for capital adequacy. Under the regulations, FDIC-insured state member banks are required to maintain a ratio (known as the "leverage capital ratio") of "Tier 1" or "core" capital-to-average total assets of 3% in the case of banks that are financially strong and are not experiencing significant asset growth; and between 4% and 5% in the case of most other banks. However, the FRB has the authority to impose higher leverage ratio requirements where warranted by the risk profile of the bank, as determined by the FRB. As defined in the regulations, "Tier 1" capital consists of common shareholders' equity, less intangible assets and assets classified loss; and "average total assets" consist of total assets, less intangible assets and assets classified loss. At December 31, 1997 the Bank's Tier 1 leverage ratio increased to 9.5% from 8.5% at December 31, 1996.

         Banks with capital ratios below the minimum do not have adequate capital, and will be subject to appropriate administrative actions, including the issuance by the FRB of a capital directive requiring that the bank restore its capital to minimum required level within a specified period of time and denial of applications for mergers and new branches. Any FDIC-insured bank operating with a leverage capital ratio of less than 3% will be deemed to be operating in an unsafe and unsound condition, and will be subject to appropriate administrative actions. See "Supervision and Regulation -- Regulation of the Bank -- Prompt Corrective Action and Other Enforcement Mechanisms."

         In addition, under FRB regulations, FDIC-insured state member banks are required to maintain a "risk-based" capital ratio that is determined on the basis of a bank's weighted risk asset base. These requirements are similar to the risk-based capital requirements applicable to the Company (see "Supervision and Regulation -- Regulation of the Company"). The weighted risk asset base is determined on the basis of a bank's assets and certain off-balance sheet items to one of five separate risk categories, after which the aggregate dollar value of the items in each category is multiplied by a risk factor assigned to each specific asset category. After the items in each category have been totaled and multiplied by the category's risk factor, the total of the adjusted capital base is divided by the weighted risk assets to derive the bank's risk-based asset ratio. FDIC-insured banks are required to maintain a ratio of total capital to total risk-weighted assets of 8.0%. At December 31, 1997 the Bank's risk-based capital ratio, determined on the basis of the FRB rules, was approximately 14.3%.

         Federal bank regulatory agencies, including the FRB, have adopted regulations which permit those agencies to take into consideration, when evaluating a bank's capital adequacy, (i) undue concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, and (ii) the bank's interest rate risk exposures (when the interest rate sensitivity of a bank's assets does not match the sensitivity of its liabilities or its off-balance-sheet positions). These factors are to be considered in connection with the safety and soundness examinations that each federal bank regulatory agency periodically conducts of the banks it regulates. If the regulatory agency determines that a bank has an excessive concentration of credit or undue risks from non-traditional activities, or is exposed to undue interest rate risk, the agency may require the bank to maintain a Tier 1 capital ratio above the minimum ratio it would otherwise be required to maintain.

         As a member bank, the Bank also is subject to certain FRB requirements designed to maintain the safety and soundness of individual banks and the banking system. The FRB periodically conducts examinations of member banks and, based upon its findings, may revalue assets of a member bank and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. In determining the capital that an FDIC-insured bank is required to maintain, the federal bank regulatory agencies do not, in all respects, follow generally accepted accounting principles ("GAAP"). Instead such regulatory agencies have adopted a modified version of GAAP (referred to as "Regulatory Accounting Principles" or "RAP"), which reduce the amount of capital that the bank regulatory agencies will recognize for purposes of determining the capital adequacy of a bank. These principles are subject to periodic change, including possible changes in the definition of capital that could have the effect of requiring banks to increase capital and, therefore, could adversely affect their growth and profitability.

         Due primarily to increases in loan losses sustained by banks in California during the recent economic recession that particularly impacted California during the period from 1991 to 1995, federal bank regulatory agencies, in evaluating the safety and soundness of the banks that they regulate, heightened the standards by which they evaluate the quality and collectibility of loans and required banks to increase the reserves they maintain for possible loan losses, which determines the ability of a bank to absorb loan losses without unduly affecting its capital position. Increases in reserve requirements usually are effectuated by a charge against current earnings and, therefore, can adversely affect profitability. See, Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II of this Report.

         In response to examinations of the Bank in 1995, 1996 and 1997, the Bank increased its loan loss revenues and implemented more stringent credit and loan collection policies. Despite these increases in reserves, the Bank was able to maintain Tier 1 leverage ratios of 9.48% as of December 31, 1997, 8.53% as of December 31, 1996 and 7.77% as of December 31, 1995.

         Prompt Corrective Action and Other Enforcement Mechanisms. In 1991,
         ---------------------------------------------------------
Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") and in 1992, federal regulations implementing that Act were adopted by the federal bank regulatory agencies. FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of any FDIC-insured bank that it regulates, particularly those which are found to be undercapitalized, as measured by certain minimum capital ratios established under FDICIA. The regulations implementing FDICIA establish five categories in which FDIC-insured banks are placed, based on their respective capital ratios. The following table sets forth each of those five categories and the respective capital ratios which determine the categories in which FDIC-insured banks will be placed:

                                         Total                    Tier 1
       Capital                        Risk-Based                Risk Based
      Category                       Capital Ratio             Capital Ratio            Leverage Ratio
      --------                       -------------             -------------            --------------
  Well-Capitalized                         10%                      6%                        5%

  Adequately Capitalized                    8%                      4%                        4%

  Undercapitalized        Less than:        8%                      4%                        4%

  Significantly
    Undercapitalized      Less than:        6%                      3%                        3%

  Critically
    Undercapitalized:     Less than:        N/A                     2%                        2%

         However, an FDIC-insured bank that, based upon its capital ratios, is classified as "well capitalized," "adequately capitalized" or "under-capitalized," may nevertheless be treated as though it were in the next lower category if its federal bank regulatory agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions on its business. The federal bank regulatory agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

         If an FDIC-insured bank is undercapitalized, it will be closely monitored by its federal bank regulatory agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by its holding company. Further restrictions and sanctions are required to be imposed on FDIC-insured banks that are critically undercapitalized, which includes either the appointment of a receiver for such a bank or the taking of other remedial actions that are approved by the FDIC, which is responsible for insuring a banking institution's deposits if such institution were to fail.

         In addition to measures taken under the prompt corrective action provisions, FDIC-insured banks may be subject to potential enforcement actions by federal regulators for unsafe or unsound practices in their businesses or for violations of any law, rule or regulation, or any condition imposed in writing by, or any written agreement that the bank is required to enter into with, the agency. Enforcement actions may include the issuance of directives to increase capital, the requirement that the bank and its directors enter into an informal or a formal agreement requiring corrective actions to be taken, the issuance of a cease-and-desist order that can be judicially enforced and that is required to be publicly disclosed, the imposition of civil money penalties against directors or officers of the bank, the appointment of a conservator or receiver for the bank, the termination of FDIC insurance for its deposits, and the enforcement of any such agreements or orders through injunctions or restraining orders based upon a judicial determination that the FDIC, as the insurer of the banking institutions deposits, would be harmed if such relief was not granted. Additionally, a holding company's inability to serve as a source of financial strength and capital needed by any of its subsidiary banking organizations could serve as a basis for regulatory action against that holding company.

         Safety and Soundness Standards. FDICIA also implemented certain
         ------------------------------
specific restrictions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by, and reduces deposit insurance coverage for deposit accounts maintained by employee benefit plans at, undercapitalized institutions, restricts the use of brokered deposits, and limits the aggregate extensions of credit by a depository institution to any of its executive officers, directors, principal shareholders and persons or entities related to any of them.

         In addition to the statutory limitations, FDICIA was amended in 1994
(i) to authorize federal bank regulatory agencies to establish safety and soundness standards by regulation or by guideline; (ii) to permit these agencies greater flexibility in prescribing asset quality and earnings standards for the banks they regulate; and (iii) to rescind provisions of that Act that had imposed on bank holding companies all of the same standards that are applied to banks.

         In addition, if a federal bank regulatory agency determines that a banking institution is failing to meet the safety and soundness standards applicable to it, the bank regulatory agency has the authority to require the banking institution to implement a compliance program or to take other remedial actions that the agency believes are necessary or appropriate to remedy the deficiencies identified by the agency.

         Effects of FDICIA on the Bank. Based on the Bank's capital ratios and
         -----------------------------
its overall financial condition, the Bank is not subject to any significant operating restrictions under FDICIA. However, in response to the heightened safety and soundness standards made applicable to banks by FDICIA and federal regulatory agencies, the Bank has modified some of its policies and adopted certain procedures that are designed to assure compliance with those standards.

         Community Reinvestment Act and Other Fair Lending Laws. The Bank is
         ------------------------------------------------------
subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA requires federal bank regulatory agencies to conduct periodic examinations of the banks they regulate that focus specifically on their efforts in meeting the credit needs of their local communities, including those of individuals residing or operating businesses in low and moderate income neighborhoods. Moreover, under CRA regulations, a federal bank regulatory agency need not find overt discrimination on the part of a bank to find that it has violated the CRA. It also may find a violation from evidence of disparate treatment accorded by the bank to, or evidence of disparate impact from the bank's lending activities, on customers in lower income neighborhoods. The CRA authorizes the imposition of substantive penalties on and corrective measures against a bank that is found to have violated the fair lending laws or CRA regulations. In addition, federal bank regulatory agencies may take compliance with such laws and regulations into account when considering applications by a bank or its bank holding company for authority to acquire other banks, open new bank branches or enter into new lines of business and, in some instances, have refused to approve proposed bank acquisitions in response to complaints and evidence that either the acquiring institution or the institution proposed to be acquired was deficient in complying the CRA or other fair lending laws.

         Recent Legislation Affecting Competition Among Banks. The Interstate
         ----------------------------------------------------
Banking and Branching Efficiency Act (the "IBBEA"), not only permits bank holding companies to acquire banks in other states, it also authorizes the merger of banks across state lines, thereby making it possible to create banks with branches in multiple states. Under the IBBEA, however, any state has the right to "opt out" of this feature of the IBBEA and, thereby, preclude interstate banking within its borders. Furthermore, The IBBEA also authorizes a bank to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such "de novo branching."

         California has enacted legislation (known as the "Caldera, Weggeland, and Killea California Interstate Banking and Branching Act), which permits a bank chartered in a state other than California to acquire, by merger or purchase, a California bank which has been in operation for at least five (5) years, and thereby establish one or more California branch offices. However, this Act prohibits a bank chartered in another state from entering California either by purchasing a branch office of a California bank without purchasing the entire entity or by establishing a de novo California branch office.

Proposed Legislation
--------------------

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

Effects of Governmental Policies
--------------------------------

         A principal determinant of a banking institution's earnings is the difference between the income it generates from its loans and investment securities and the cost of its funds, primarily interest paid on savings and time deposits and other liabilities. The interest rates charged on loans are affected by, and are highly sensitive to, the demand and the supply of money for loans, which are, in turn, directly affected by general economic conditions, the general supply of money in the economy, and the policies of various governmental and regulatory agencies.

         The earnings and business of the Company are and will be affected by the policies of various regulatory authorities of the Unite States, including the Federal Reserve Board. Important functions of the Federal Reserve Board, in addition to those enumerated under " Supervision and Regulation" above, are to regulate the supply of credit and to deal with general economic conditions within the United States. The monetary policies adopted by the Federal Reserve Board for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on earning assets.

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

         During 1996 the Federal Reserve Board adopted monetary policies, primarily in response to improving economic conditions and a relative absence of inflationary pressures, that permitted interest rates to decline. Although that interest rate decline did result in moderate reductions in the yields on loans, it contributed to a reduction in the Bank's interest expense, thereby enabling the Bank to increase its net interest income. In 1997, the Federal Reserve Board has sought to stabilize interest rates in order to prevent inflationary pressures from developing in the economy and its monetary policies have had a lesser impact on the Bank's net interest income than in prior years. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II of this Report. It is not possible to predict with any certainty, however, the impact of the Federal Reserve Board's monetary policies may have upon the future business and earnings of the Company.

Employees
---------

         At December 31, 1997, the Bank had approximately 205 full-time and 63 part-time employees.

Executive Officers of the Company
---------------------------------

        Set forth below is certain information regarding the executive officers of the Company and the Bank:


        Name                 Age    Position with the Company           Position with the Bank
------------------           ---    -------------------------           ----------------------
George E. Langley            56     President and Chief                 President and Chief
                                    Executive Officer                   Executive Officer

Tom Kramer                   54     Executive Vice President            Executive Vice President,
                                    and Secretary                       Chief Credit Officer and
                                                                        Secretary

Donna Miltenberger           42     Executive Vice President            Executive Vice President
                                                                        and Chief Operating
                                                                        Officer

Carol Ann Graf               52     Senior Vice President,              Senior Vice President, Chief
                                    Chief Financial Officer             Financial Officer and
                                    and Assistant Secretary             Assistant Secretary


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

         Tom Kramer. Mr. Kramer was appointed Executive Vice President - Chief Credit Officer of the Bank in April 1994, as well as, Secretary of the Company and Bank in April 1992 and has been an Executive Vice President of the Company since its organization in December 1982. From 1979 to 1982, Mr. Kramer held various executive positions with the Bank, including Senior Vice President Loan Administrator and Assistant Secretary.

         Donna Miltenberger. Ms. Miltenberger has been an Executive Vice President of the Company since 1996 and Executive Vice President of the Bank since November 1993. She also served as the Chief Administrative Officer of the Bank from 1994 until 1997 when, due to an increase in the scope of her responsibilities, she was appointed to the position of Chief Operating Officer of the Bank. From June 1992 to November 1993, Ms. Miltenberger held the position of Senior Vice President of the Bank. Prior to June 1992, Ms. Miltenberger held various management positions with Chino Valley Bank, in Chino, California, including Executive Vice President - Cashier.

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

ITEM 2.  PROPERTIES

         The Company's executive offices are located at the Bank's main banking office at 510 South Grand Avenue, Glendora, California. The Bank owns the building and the land on which its main banking office is located; owns the building and leases, under a 20-year ground lease, the land on which its Claremont banking office is located; and occupies its nine other banking offices, and the facilities where its loan center and service center are located, under leases expiring at various dates through 2027. Management believes that the Bank's present facilities are adequate for its present needs and anticipated growth in the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS


         The Company's common stock is traded on the NASDAQ Stock Market under the symbol FOOT. The following table sets forth the high and low closing sales prices per share of the Company's Common Stock as reported on the NASDAQ Stock Market for all four quarters of 1997 and 1996. On March 9, 1998 the closing per share price was $17.375 and, as of that same date, there were 1,132 record shareholders of the Company.


                              Trade Prices of                  Stock
                              Common Stock (1)          Dividends Declared
                              ------------------        ------------------
                              High         Low
                              ----         ---
1997(1)
-------

First Quarter                $14.00        10.75              $--
Second Quarter                14.25        12.25               10%
Third Quarter                 15.38        13.50               --
Fourth Quarter                17.50        17.50               --

1996(1)
-------

First Quarter                $ 9.75         7.88              $--
Second Quarter                 9.25         8.25               10%
Third Quarter                  8.75         7.75               --
Fourth Quarter                11.75         8.00               --

-------------------
(1) Stock prices for the quarterly periods preceding the 10% stock dividends distributed, respectively, on April 5, 1996 to shareholders of record as of March 22, 1996, and on June 20, 1997, to shareholders of record as of June 6, 1997, have not been adjusted to reflect those dividends.

Dividends
---------

         Dividend Policy. Prior to 1995 it has been the Company's policy to pay cash dividends out of internally generated funds that were not required to meet capital and cash requirements or to support growth of the Company's business. Pursuant to that policy, the Company paid cash dividends of $.25 per share in 1984; $.25 per share in 1987; $.37 per share in 1988; $.16 per share in both 1989 and 1990; $.47 per share in 1991; and $.40 per share in each of 1992, 1993, and 1994.

         In order to take advantage of opportunities to achieve further growth and in order to support that growth through increases in capital, in March 1995 the Board of Directors determined, in accordance with its dividend policy, that the Company should retain its earnings. Accordingly, no cash dividends were paid in 1995, 1996 or 1997. The Board of Directors has determined to continue to retain earnings to support growth in 1998 and, therefore, it is not expected that cash dividends will be paid in 1998.

         Restrictions Applicable to the Payment of Dividends. The principal source of funds available to the Company for cash dividends, at least until such time, if any, as it may acquire or develop other businesses, is cash dividends from the Bank. Therefore, government regulations, including the laws of the State of California, as they pertain to cash dividends by state chartered banks, will limit the ability of the Company to pay cash dividends for the foreseeable future. California law places a statutory restriction on the amounts of cash dividends a bank may pay to its shareholders. Under that law, dividends declared by the Bank may not exceed, in any calendar year, without approval of the DFI, the lesser of (i) net income of the Bank for the year and retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the Bank's retained earnings. However, because the payment of cash dividends has the effect of reducing capital, as a practical matter capital requirements imposed on federally insured banks operate to preclude the payment of cash dividends in amounts that might otherwise be permitted by California law; and the FRB, as part of its supervisory powers, generally requires insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable laws.

         In addition, Section 23(a) of the Federal Reserve Act restricts the Bank from extending credit to the Company unless the loans are secured by specified obligations and are limited in amount to no more than 10% of the banking subsidiary's contributed capital and retained earnings.

Rights Dividend
---------------

         On February 25, 1997, the Board of Directors of the Company adopted a Rights Agreement (the "Rights Agreement") pursuant to which it declared a dividend distribution of rights (the "Rights") to purchase shares of the Company's common stock and, under certain circumstances, other securities, to the holders of record of the outstanding shares of the Company's common stock.

         The Rights dividend was made to the holders of record of shares of the Company's common stock at the close of business on March 18, 1997. Each Right entitles the registered holder, on certain events, to purchase from the Company, at an initial exercise price of $48.00 per Right (subject to adjustment), such number of newly issued shares of the Company's common stock or the common stock of the acquiring or surviving company, depending on the type of triggering event, equal to an aggregate market value as of the date of the triggering event of two (2) times the exercise price of the Right.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected income statement data set forth below for the fiscal years ended December 31, 1997, 1996, and 1995, and the selected balance sheet data as of December 31, 1997 and 1996, are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day and Company, certified public accountants, and included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected income statement data for the fiscal year ended December 31, 1994 and 1993, and the selected balance sheet data as of December 31, 1995, 1994 and 1993, are derived from audited consolidated financial statements examined by Vavrinek, Trine, Day and Company which are not included in this Report.


                                                          Dollars in Thousands, Except Per Share Data
                                                -------------------------------------------------------------
STATEMENT OF INCOME DATA                          1997         1996         1995         1994          1993
                                                ---------    --------     --------     ---------     --------
Interest Income                                 $ 35,028     $ 35,147     $ 33,403     $  27,690     $ 21,732
Interest Expense                                   9,738        9,869        9,786         6,206        5,382
Net Interest Income                               25,290       25,278       23,617        21,484       16,350
Provision for Possible Loan Losses                (1,681)      (2,200)      (2,016)       (2,364)      (1,025)
Net Interest Income after Provision
  for Possible Loan Losses                        23,609       23,078       21,601        19,120       15,325
Other Income                                       6,039        5,264        4,687         5,052        5,962
Other (Expense)                                  (22,598)     (21,700)     (20,625)      (18,613)     (16,925)
Income Before Income Taxes                         7,050        6,642        5,663         5,559        4,362
Applicable Income Taxes                            2,532        2,459        2,100         2,105        1,335
Net Income Before Cumulative
  Effect of Change in Accounting
  for Income Taxes                                 4,518        4,183        3,563         3,454        3,027
Cumulative Effect of Change in
Accounting for Income Taxes                           --           --           --            --          126
  Net Income                                       4,518        4,183        3,563         3,454        3,153
Cash Dividends (1)                                                 --           --         1,417        1,310

BALANCE SHEET DATA
Investment Securities                             46,069       45,052       42,234        30,977       43,953
Loans and Leases (net)                           291,393      289,886      257,510       245,871      191,908
Assets                                           435,708      410,505      395,180       331,262      280,494
Deposits                                         390,146      370,966      361,114       301,222      253,298
Long Term Debt (2)                                   123          168          208           245          466
Shareholders' Equity                              42,041       36,222       31,042        26,871       24,959

PER COMMON SHARE DATA
Income Before Cumulative Effect                     0.90         0.86         0.75          0.73         0.68
Cumulative Effect                                     --           --           --            --         0.03
Net Income-Basic(3)(4)                              0.90         0.86         0.75          0.73         0.71
Net Income-Diluted(3)(4)                            0.85         0.84         0.73          0.72         0.69
Cash Dividends                                        --           --           --          0.40         0.40
Book Value (At year-end)                            8.22         8.01         7.85          7.57         7.07
Number of Shares used in
 Per Share Calculation-Basic(3)(4)             5,039,658    4,843,006    4,770,613     4,711,210    4,438,331
Number of Shares used in
 Per Share Calculation-Diluted(3)(4)           5,308,314    4,999,119    4,905,645     4,793,085    4,583,312

------------------

(1) For information regarding restrictions affecting the ability of the Company to pay cash dividends, see Note 14 to the Company's Consolidated Financial Statements.

(2) For information regarding long term debt, see Note 10 to the Company's Consolidated Financial Statements.

(3)     Retroactively adjusted for stock dividends and stock splits.

(4) For information regarding the determination of basic and diluted earnings per share, see Note 18 to the Company's Consolidated Financial Statements.

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

NET INTEREST INCOME

         Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities which in the case of the Company, consist principally of deposits.

         Net interest income was substantially the same in 1997, as compared to 1996, as a $119,000 decline in interest income was offset by a $131,000 decrease in interest expense. The decline in interest income was due primarily to a decrease of $708,000 in interest and fees earned on loans that was partially offset by increases in interest earned on investment securities and Federal funds sold aggregating $630,000 (see "Years Ended December 31, 1997 and 1996--Interest Income"). The decrease in interest expense in 1997 resulted primarily from a reduction in the average volume of outstanding TCD's.

         In 1996, net interest income increased by approximately $1,662,000 or 7.0% due primarily to the combined effects of an increase in interest income and a decline in interest paid on TCD's. The increase in interest income was primarily attributable to an 11% increase in the average volume of loans outstanding during 1996 and the decline in interest expense was primarily attributable to a decline in the average volume of outstanding TCD's.

RATE SENSITIVITY AND EFFECT ON NET INTEREST INCOME

         A bank's net interest income is affected by a number of factors including the relative percentages or the "mix" of (i) variable and fixed rate loans in its loan portfolio and (ii) demand and savings deposits, on the one hand, and Time Deposits (including TCD's), on the other hand. As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to offset fully the increase in the rates of interest it must offer to retain maturing Time Deposits and attract new deposits. Similarly, a bank with a high percentage of TCD's in relation to its total deposits generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during periods of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on TCD's cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to terminate or "run-off" in order to reduce interest expense.

         The Bank attempts to reduce its exposure to interest rate fluctuations, and thereby at least to maintain and, if possible, to increase its net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that bear interest at rates that are lower, and that are less sensitive to interest rate fluctuations, than TCD's; and (ii) to match opportunities to "reprice" earning assets, in response to changes in market rates of interest which require or cause repricing of deposits. Beginning in the second half of 1996, the Bank's management elected to allow some of its maturing TCD's to "run-off" and commenced marketing programs designed to attract additional demand and savings deposits. As a result of these efforts, during 1997, the average volume of demand and savings (including money market) deposits increased by $25,993,000 or 10.7% and, at December 31, 1997, such deposits represented 71% of the Bank's total deposits as compared to 68% at December 31, 1996. At the same time, the average volume of TCD's, on which the Bank pays interest at its highest rates, declined by $20,100,000 or 30.3%. Overall, the Bank's net interest margin (i.e., net interest income stated as a percentage of interest income) increased somewhat to 72.2% in 1997 from 71.9% in 1996, and 70.7% in 1995.

         The ability of the Bank to maintain its net interest margin is not entirely within its control because the interest rates and fees that the Bank is able to charge on loans, and the interest rates it must offer to maintain and attract deposits, are affected by national monetary policies established by the Federal Reserve Board and by competitive conditions in the Bank's market areas. In addition, the effect on a bank's net interest margins of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a reduction in interest rates paid on deposits in response to declines in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits may lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin.

         In 1997, market rates of interest stabilized, but at the same time competition among banks and other commercial lending institutions increased. The Bank responded to these conditions by lowering interest rates and fees on loans and making an increased number of fixed rate loans. These actions were predicated, in large part, on the relative stability of the interest rate markets and the Bank's success in increasing the volume of less-volatile demand and savings deposits and reducing the volume of TCD's, which enabled the Bank to maintain its net interest income and achieve a modest increase in its net interest margin, despite the lowering of interest rates and loan fees.

         The increase in the volume of fixed rate loans does expose the Bank to the potential risk of a decline in net interest income in the event market rates of interest were to increase significantly in future periods. However, management believes that the Bank's higher percentage of lower cost and less volatile demand and savings deposits, coupled with increases that occurred in 1997 in the volume of investments and deposits held at other banking institutions, will operate to mitigate any adverse effects that an increase in market rates of interest would otherwise have on the Bank's net interest income.

         The Bank currently anticipates a relatively stable net interest margin for 1998 based on a number of factors, including (i) the expectation that interest rate markets in the United States will remain relatively stable, (ii) the expectation that there will be increased loan growth in 1998 as a result of stable interest rates, an improving economy in Southern California and new marketing programs being instituted by the Bank, and (iii) the Bank's decision to continue allowing higher interest-bearing TCD's to "run-off" as they mature in 1998. However, competition for new loans is expected to continue to be intense, which will have the effect of limiting the ability of the Bank, as well as other lending institutions, to increase interest rates on loans and there is no assurance that expectations regarding economic conditions in 1998 will prove to be correct. See, "Forward Looking Statements and Uncertainties about Future Performance."

YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------

INTEREST INCOME

         Interest income consists of interest and fees earned on outstanding loans, interest on funds held on deposit at other banks and on federal funds sold and income on investments, which consist principally of government securities. In 1997, interest and fee income from loans declined by $708,000 or 2.3% primarily as a result of increased competition among banks and other lending institutions in the Bank's market areas, which led the Bank to lower interest rates and fees on the loans it made in 1997 and which resulted in a slowing of the growth of new loans during the second half of 1997. The decrease in interest and fees on loans was partially offset by increases in interest income earned on investment securities and on Federal funds sold of $426,000 and $204,000, respectively, due primarily to increases in the volume of such investments.

INTEREST EXPENSE

         Interest expense decreased by $131,000 or 1.3% in 1997 as compared to 1996, as reductions in the average volume of TCD's and somewhat lower interest rates largely offset an increase in interest expense attributable to increases in the average volume of savings and money market deposits and other time deposits.

PROVISION FOR LOAN AND LEASE LOSSES

         The Bank follows the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"), which is adjusted periodically to reflect changes in the volume of outstanding loans and in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." During 1997 the Bank made provisions totaling $1,681,000 compared to $2,200,000 during 1996 and, at December 31, 1997 the Loan Loss Reserve was approximately $5,165,000 or 1.7% of total loans and leases outstanding, compared to approximately $4,744,000 or 1.6% of total loans and leases outstanding at December 31, 1996. The decrease in the total of the additions made to the Loan Loss Reserve in 1997 was attributable to declines in the rate of growth in total loans and in the total number of non-performing assets in 1997 as compared to 1996.

         Net loan charge-offs for 1997 aggregated $1,260,000, representing forty-three hundredths of one percent (0.43%) of average loans and leases outstanding, as compared to net loan charge-offs in 1996 of $1,100,000, which represented thirty-nine one hundredths of one percent (0.39%) of average loans and leases outstanding.

         The Bank's non-performing loans, which consist primarily of loans for which there have been no payments of principal or interest for more than 90 days, totaled approximately $11,465,000 or 3.9% of total loans at December 31, 1997, as compared to $11,622 or 3.9% of total loans at December 31, 1996 and $12,620,000 or 4.8% of total loans at December 31, 1995. The ratio of the Bank's Loan Loss Reserve to non-performing loans was 45.1% at December 31, 1997, as compared to 40.8% and 28.9% at December 31, 1996 and 1995, respectively.

OTHER INCOME

         Other income increased by $776,000 or 14.7% in 1997 compared to 1996, primarily as a result of (i) increases in transaction fees and service charges that were the result of increases in the volume of total deposits and other banking transactions, and (ii) gains on the sale of certain SBA loans.

OTHER EXPENSE

         Non-interest expense, consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and
(iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs and charges that are periodically made against income to establish reserves for possible losses on the disposition of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as "other real estate owned" or "OREO"). Non-interest expense increased by approximately $899,000 or 4.1% in 1997 compared to 1996. Contributing to that increase were expenses associated with a Bank-wide data processing system conversion, which was completed during the second quarter of 1997. While the increase in the total dollar amount of non-interest expense was 4.1%, as a percentage of operating income (net interest income plus other income) the increase in non-interest expense was 1.1%, increasing from 71.0% in 1996 to 72.1% in 1997.

INCOME TAXES

         Income taxes increased by approximately $73,000 or 3.0% during 1967 compared to 1996, primarily as a result of the combined effects of an increase in pre-tax income, and a decrease of 1% in the overall tax rate, in 1997.


YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------

INTEREST INCOME

         The increase in interest income of approximately $1,745,000 or 5.2% in 1996 compared to 1995 was due primarily to an increase of $2,067,000 or 7.2% in interest and fees earned on loans that was attributable to an 11% increase in the average volume of the Bank's outstanding loans. The increase in interest and fee income attributable to increased loan volume more than offset the effects on interest income of a decrease in the average volume of federal funds sold, which were reduced to fund new loans and a planned reduction or "run-off" of TCD's.

INTEREST EXPENSE

         Interest expense increased by less than 1% in 1996, as reductions in the average volume of TCD's and slightly lower interest rates largely offset an increase in interest expense attributable to increases in the volume of savings and money market deposits.

PROVISION FOR LOAN AND LEASE LOSSES

         The provision for loan and lease losses made in 1996 totaled $2,200,000 compared to $2,016,000 for 1995. Net loan charge-offs for 1996 aggregated $1,100,000, representing thirty-nine hundredths of one percent (0.39%) of average loans and leases outstanding, as compared to net loan charge-offs in 1995 of $1,517,000, which represented sixty-one hundredths of one percent (0.61%) of average loans and leases outstanding.

OTHER INCOME

         Other income increased by $576,000 or 12.3% in 1996 compared to 1995, primarily as a result of increases in transaction fees and service charges that were attributable to increases in the volume of total deposits and other banking transactions.

OTHER EXPENSE

         The Bank's non-interest expense increased by approximately $1,075,000 or 5.2% in 1996 compared to 1995. This increase included a $546,000 increase in salaries and employee benefits and a $412,000 increase in occupancy expenses that were primarily attributable to internal growth in the Bank's assets and operations.

INCOME TAXES

         Income taxes increased by approximately $359,000 or 17.1% during 1996 compared to 1995, primarily as a result of the increase in pre-tax income achieved in 1996.


FINANCIAL CONDITION

         The Company's total assets at December 31, 1997 were approximately $25,103,000, or 6.1%, higher than at December 31, 1996. Average total assets for 1997 increased by approximately $22,094,000 to $422,614,000 from $400,520,000 for 1996. These increases were primarily the result of new loan volume and increases in other interest-earning assets, principally cash and balances due from other banks, investment securities and Federal funds sold.

         The average volume of loans and leases (less reserves) outstanding during 1997 increased by approximately $9,768,000 or 3.5% compared 1996. However, during the second half of 1997, the average volume of loans outstanding increased by only $1,275,000 or 0.4%.

         The average volume of the Bank's investment securities during 1997 increased by approximately $7,507,000 or 10.2% compared to 1996 figures. The average volume of Federal funds sold increased by 18.2% to $23,673,000 in 1997 from $20,033,000 in 1996. These increases were offset by a 42.9% reduction in the average volume of interest bearing deposits held at other financial institutions during 1997 to $4,215,000 from an average volume of $7,391,000 in 1996.

         Beginning in 1996, the Bank initiated new marketing programs designed to increase the volume of demand, savings and money market deposits, which are either non-interest bearing or bear interest at rates which are substantially lower than those paid on time deposits. At the same time, management began reducing the interest rates it offered on TCD's to discourage renewals of existing and purchases of new TCD's by customers and, thereby, reduce the volume of those deposits at the Bank. As a result, at December 31, 1997, the volume of demand deposits and savings deposits at the Bank was $27,809,000 higher than at December 31, 1996 and non-interest bearing demand deposits, as a percentage of total deposits, had increased to 32.7% from 29.3% at December 31, 1996. By contrast the volume of TCD's outstanding at December 31, 1997 was $9,483,000, or 16.2%, lower than at December 31, 1996.

         The Company currently anticipates that there will be modest growth in the Bank's total assets in 1998, which is expected to result from increased lending and deposit activity generated by new marketing programs being instituted by the Bank.

LIQUIDITY MANAGEMENT

         Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable the Bank to fund its customers' requirements for loans and deposit withdrawals. In conformity with those policies, the Bank maintains short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At December 31, 1997, the principal source of liquidity consisted of $38,800,000 in cash and demand balances due from banks and $30,550,000 of Federal funds sold which, together, totaled $69,350,000, as compared to $48,573,000 at December 31, 1996. Other sources of liquidity include $30,959,000 in securities available for sale, of which approximately $11,607,000 of such securities mature within one year and $8,309,000 in interest-bearing deposits at other financial institutions, which mature in six months or less. The Bank also has established facilities to borrow Federal Funds from other banks that total $10,100,000 and has an unused line of credit with the Federal Home Loan Bank in the amount of $10,458,000. Furthermore, substantially all of the Bank's installment loans and leases, the amount of which aggregated $11,332,000 at December 31, 1997, require regular installment payments, providing a steady flow of cash funds to the Bank. Accordingly, the Company believes that the Bank has adequate cash and cash equivalent resources to meet any increases in demand for loans and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

CAPITAL RESOURCES

         It is the policy of the Board of Directors to retain earnings to support the growth of the Bank rather than to pay cash dividends. Those earnings were used to open two new banking offices during 1995, and a third office in March of 1996. The Company is evaluating opportunities to expand the Bank's market coverage into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and north Riverside County, all of which are contiguous to the Bank's existing markets and, subject to obtaining required regulatory approvals, intends to open an additional banking office in one of these areas either late in 1998 or early in 1999.

         During the second quarter of 1997 the Company declared its third 10% stock dividend in three years, which was distributed on June 20, 1997 and for accounting purposes was recorded as a $6,058,000 reduction in retained earnings, offset by a corresponding $6,058,000 increase in the Company's stated capital.

         As a result of the increase in and the retention of earnings in 1997, the Company's total shareholders' equity increased by approximately $5,819,000 or 16.6% to $42,041,000 at December 31, 1997 from $36,222,000 at December 31,
1996. Net earnings in 1997 represent a return on beginning assets (that is, total assets as of January 1, 1997) of 1.10% and a return on beginning equity (total shareholders' equity as of January 1, 1997) of 12.47%.

         At December 31, 1997, the Bank's Tier 1 capital ratio was 9.5% compared to 8.5% at December 31, 1996, and as of those same respective dates, the Bank's Tier 1 risk-based capital ratios were 13.1% and 11.1%, and its total risk-based capital ratios of 14.3% and 12.3%, respectively. The risk-based capital ratio is determined by weighting the bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Bank's Tier 1 capital and risk-based capital ratios compare favorably with other peer group banks.

YEAR 2000

         The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, it is currently believed that the costs of addressing potential problems will not have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods. However, if the Company is unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. However, even if the Company is able to resolve any such issues with respect to its computerized information systems, there is no assurance that customers who utilize computer information systems to effectuate banking transactions, or the Company's vendors or financial institutions with which the Company does business, will not encounter problems that could adversely affect the Company's business.

                              ---------------------

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE

         This Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking information, which reflects management's current views of the Company's future financial performance. The forward-looking information is subject to certain risks and uncertainties, including but not limited to the following:

         Increased Competition. Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products, could require the Bank to reduce interest rates and loan fees to attract new loans or to increase interest rates that it offers on time deposits in order to retain existing or attract new deposits, either or both of which could, in turn, reduce interest income and net interest margins.

         Possible Adverse Changes in Economic Conditions. Adverse changes in local economic conditions could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) adversely affect the financial capability of borrowers to meet their loan obligations to the Bank which, in turn, could result in increases in loan losses and require increases in reserves for possible loan losses, thereby adversely affecting earnings; and (iii) lead to reductions in real property values that, due to the Bank's reliance on real property to secure many of its loans, could make it more difficult for the Bank to prevent potential losses on non-performing loans through the sale of such real properties.

         Possible Adverse Changes in National Economic Conditions and FRB Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to the Bank and reduce net interest margins, particularly if the Bank is unable, due to competitive pressures or the rate insensitivity of earning assets, to effectuate commensurate increases in the rates it is able to charge for new loans.

         Changes in Regulatory Policies. Changes of federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserves, or changes in asset/liability ratios, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

         Effects of Growth. It is the intention of the Company to take advantage of opportunities to increase the Bank's business, either through acquisitions of other banks or the establishment of new banking offices. If the Bank does acquire any other banks or opens any additional banking offices, it is likely to incur additional operating costs that may adversely affect the Company's operating results, at least on an interim basis until any acquired bank is integrated into the Company's operations or the new banking office achieves profitability.

         Year 2000. The costs of resolving the Year 2000 problems could prove to be greater than is currently anticipated or efforts to resolve such problems in a timely manner could prove to be unsuccessful.

         Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Annual Report, or to make predictions based solely on historical financial performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Foothill Independent Bancorp and Subsidiaries

    Independent Auditor's Report............................................33

    Consolidated Balance Sheets
    December 31, 1997 and 1996 .............................................34

    Consolidated Statements of Income
    For the Years Ended December 31, 1997 and 1996 and 1995.................35

    Consolidated Statements of Changes in Stockholders' Equity
    For the Years Ended December 31, 1997 and 1996 and 1995.................36

    Consolidated Statements of Cash Flows
    For the Years Ended December 31, 1997 and 1996 and 1995.................37


Notes to Consolidated Financial Statements..................................39

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Foothill Independent Bancorp and Subsidiaries
Glendora, California

We have audited the accompanying consolidated balance sheets of Foothill Independent Bancorp and Subsidiaries as of December 31, 1997 and 1996 , and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foothill Independent Bancorp and Subsidiaries as of December 31, 1997 and 1996 , and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
January 23, 1998

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                    ASSETS
                                                                           1997         1996
                                                                        ----------   ----------
                                                                         (dollars in thousands)
Cash and due from banks (minimum Federal Reserve
 balance at December 31, 1997, was $11,204)                             $  38,800    $  33,673
Federal funds sold                                                         30,550       14,900
                                                                        ---------    ---------
                      Cash and Cash Equivalents                            69,350       48,573
                                                                        ---------    ---------
Interest-bearing deposits in other financial institutions                   8,309        3,957
Investment securities held-to-maturity (Notes #1C and #2)                  15,110        5,575
Investment securities available-for-sale (Notes #1C and #2)                30,959       39,477
Loans, net of unearned income (Notes #1D, #3 and #6)                      291,809      291,766
Direct lease financing (Notes #1F and #4)                                   4,749        2,864
                      Less reserve for possible loan and
                       lease losses (Notes #1E and #5)                     (5,165)      (4,744)
                                                                        ---------    ---------
                                                                          291,393      289,886
                                                                        ---------    ---------
Bank premises and equipment (Notes #1G and #7)                              7,704        7,304
Accrued interest                                                            2,654        2,681
Other real estate owned (Notes #1H and #8)                                  2,906        4,595
Cash surrender value of life insurance                                      4,041        3,596
Prepaid expenses                                                            1,116          967
Deferred tax asset (Notes #1K and #17)                                      1,889        1,954
Other assets                                                                  277        1,940
                                                                        ---------    ---------
                      Total Assets                                      $ 435,708    $ 410,505
                                                                        =========    =========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Demand deposits                                                     126,503      108,670
      Savings and NOW deposits                                             87,952       84,781
      Money market deposits                                                64,931       59,099
      Time deposits in denominations of $100,000 or more                   49,064       58,547
      Other time deposits                                                  61,696       59,869
                                                                        ---------    ---------
                      Total Deposits                                      390,146      370,966
      Accrued employee benefits (Note #13)                                  1,664        1,417
      Accrued interest and other liabilities                                1,734        1,732
      Long-term debt (Note #10)                                               123          168
                                                                        ---------    ---------
                      Total Liabilities                                   393,667      374,283
                                                                        ---------    ---------
Stockholders' Equity
      Common Stock - authorized, 12,500,000 shares without par
       value; issued and outstanding, 5,111,993 shares in 1997
       and 4,520,590 shares in 1996                                        22,618       15,406
      Additional paid-in capital                                              659          592
      Retained earnings                                                    19,062       20,607
      Valuation allowance for investments (Notes #1C and #2)                 (298)        (383)
                                                                        ---------    ---------
                      Total Stockholders' Equity                           42,041       36,222
                                                                        ---------    ---------
                      Total Liabilities and Stockholders' Equity        $ 435,708    $ 410,505
                                                                        =========    =========


The accompanying notes are an integral part of these financial statements.

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                         1997        1996        1995
                                                       --------    --------    --------
                                                         (dollars in thousands, except
                                                               per share amounts)
INTEREST INCOME
      Interest and fees on loans (Note #1D)            $ 30,231    $ 30,939    $ 28,872
      Interest on Investment Securities
          Taxable                                         2,645       2,171       2,045
          Exempt from federal taxes                         382         430         175
      Interest on deposits                                  241         402         165
      Interest on federal funds sold                      1,274       1,070       1,944
      Lease financing income (Note #1F)
          Taxable                                             2          13          43
          Exempt from federal taxes                         253         122         158
                                                       --------    --------    --------
                                                         35,028      35,147      33,402
                                                       --------    --------    --------
INTEREST EXPENSE
      Interest on savings and NOW deposits                1,323       1,269       1,211
      Interest on money market deposits                   2,301       1,831       1,391
      Interest on time deposits in denominations
       of $100,000 or more                                2,960       3,302       3,441
      Interest on other time deposits                     3,139       3,448       3,708
      Interest on borrowings                                 15          19          35
                                                       --------    --------    --------
                                                          9,738       9,869       9,786
                                                       --------    --------    --------
           Net Interest Income                           25,290      25,278      23,616
PROVISION FOR POSSIBLE LOAN LOSSES (Note #1E and #5)     (1,681)     (2,200)     (2,016)
                                                       --------    --------    --------
           Net Interest Income After Provision
             for Possible Loan and Lease Losses          23,609      23,078      21,600
                                                       --------    --------    --------
OTHER INCOME
      Services fees                                       5,558       4,843       4,300
      Gain on sale of SBA loans                             157          83          46
      Other                                                 325         338         342
                                                       --------    --------    --------
                                                          6,040       5,264       4,688
                                                       --------    --------    --------
OTHER EXPENSES
      Salaries and employee benefits                     10,348      10,286       9,740
      Net occupancy expense of premises                   2,120       2,092       1,928
      Furniture and equipment expenses                    1,752       1,509       1,261
      Other expenses (Note #16)                           8,379       7,813       7,696
                                                       --------    --------    --------
                                                         22,599      21,700      20,625
                                                       --------    --------    --------

INCOME BEFORE INCOME TAXES                                7,050       6,642       5,663
                                                       --------    --------    --------
INCOME TAXES (Notes #1K and #17)
      Currently payable                                   2,597       2,805       2,603
      Deferred                                              (65)       (346)       (503)
                                                       --------    --------    --------
                                                          2,532       2,459       2,100
                                                       --------    --------    --------
NET INCOME                                             $  4,518    $  4,183    $  3,563
                                                       ========    ========    ========
EARNINGS PER SHARE (Note #18)
      Basic                                            $   0.90    $   0.86    $   0.75
                                                       ========    ========    ========
      Diluted                                          $   0.85    $   0.84    $   0.73
                                                       ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                           Valuation
                                                Number               Additional            Allowance
                                               of Shares    Common   Paid-in    Retained      For
                                              Outstanding   Stock    Capital    Earnings   Investments  Total
                                              -----------   -------  ---------  ---------  -----------  ---------
                                                                         (dollars in thousands)
BALANCE, JANUARY 1, 1995                       3,547,565    $ 7,440     $456    $19,361      $(386)     $ 26,871

      10% stock dividend (Note #15)              356,433      2,940              (2,940)
      Cash paid in lieu of fractional shares                                         (3)                      (3)
      Exercise of stock options                    8,610         52                                           52
      Common stock issued under employee
       benefit and dividend reinvestment
       and optional investment plans              43,153        357                                          357
      Net unrealized gain on securities
       available-for-sale                                                            18        184           202
      Net income for the year                                                     3,563                    3,563
                                               ---------    -------     ----    -------  ----------     --------

BALANCE, DECEMBER 31, 1995                     3,955,761     10,789      456     19,999       (202)     $ 31,042

      10% stock dividend (Note #15)              396,840      3,571              (3,571)
      Cash paid in lieu of fractional shares                                         (4)                      (4)
      Exercise of stock options                  130,493        716      136                                 852
      Common stock issued under employee
       benefit and dividend reinvestment
       and optional investment plans              37,496        330                                          330
      Net unrealized loss on securities
       available-for-sale                                                                     (181)         (181)
      Net income for the year                                                     4,183                    4,183
                                                ---------   -------     ----    -------  ----------     --------

BALANCE, DECEMBER 31, 1996                      4,520,590    15,406      592     20,607       (383)       36,222

      10% stock dividend (Note #15)               457,167     6,058              (6,058)
      Cash paid in lieu of fractional shares                                         (5)                      (5)
      Exercise of stock options                    86,428       508       67                                 575
      Common stock issued under employee
       benefit and dividend reinvestment
       and optional investment plans               47,808       646                                          646
      Net unrealized loss on securities
       available-for-sale                                                                       85            85
      Net income for the year                                                     4,518                    4,518
                                                ---------   -------     ----    -------       ----       -------

BALANCE, DECEMBER 31, 1997                      5,111,993   $22,618     $659    $19,062       $(298)     $42,041
                                                =========   =======     ====    =======       =====      =======

The accompanying notes are an integral part of these financial statements.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                     1997        1996          1995
                                                                  ---------    ---------    ---------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                           (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
      Interest and fees received                                  $  34,886    $  35,262    $  32,580
      Service fees and other income received                          5,478        4,771        4,269
      Financing revenue received under leases                           255          135          201
      Interest paid                                                  (9,927)     (10,117)      (9,450)
      Cash paid to suppliers and employees                          (19,063)     (20,287)     (20,235)
      Income taxes paid                                              (2,390)      (2,796)      (2,409)
                                                                  ---------    ---------    ---------
                      Net Cash Provided By Operating Activities       9,239        6,968        4,956
                                                                  ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturity of held-to-maturity securities          16,272       27,724       28,542
      Purchase of held-to-maturity securities                       (26,073)      (9,975)     (31,412)
      Proceeds from maturity of available-for-sale securities        78,806      157,607       35,372
      Purchase of available-for-sale securities                     (69,981)    (178,463)     (43,404)
      Proceeds from maturity of deposits in other
        financial institutions                                        8,920        5,828          792
      Purchase of deposits in other financial institutions          (13,272)      (3,352)      (6,037)
      Net (increase)/decrease in credit card and revolving
        credit receivables                                             (655)          22           19
      Recoveries on loans previously written off                        407          503          549
      Net (increase)/decrease in loans                               (2,853)     (39,043)     (21,260)
      Net (increase)/decrease in leases                              (1,862)        (730)       1,746
      Capital expenditures                                           (1,719)      (1,122)      (2,446)
      Proceeds from sale of other real estate owned                   3,250        3,531        4,102
      Proceeds from sale of property, plant and equipment                39           71          216
                                                                  ---------    ---------    ---------
                      Net Cash Used In Investing Activities          (8,721)     (37,399)     (33,221)
                                                                  ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand deposits, NOW accounts,
       savings accounts and money market deposits                    27,717       29,131       25,313
      Net increase/(decrease) in certificates of deposit
       with maturities of three months or less                        7,861      (14,059)      37,758
      Net increase/(decrease) in certificates of deposits
       with maturities of more than three months                    (16,490)      (5,234)      (2,965)
      Proceeds from exercise of stock options                           575          852           52
      Proceeds from stock issuance                                      646          330          357
      Principal payments on long-term debt                              (45)         (40)         (37)
      Dividends paid                                                     (5)          (4)        (358)
                                                                  ---------    ---------    ---------
                      Net Cash Provided By Financing Activities      20,259       10,976       60,120
                                                                  ---------    ---------    ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                 20,777      (19,455)      31,855
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         48,573       68,028       36,173
                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $  69,350    $  48,573    $  68,028
                                                                  =========    =========    =========


The accompanying notes are an integral part of these financial statements.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                              1997       1996       1995
                                                            -------    -------    -------
RECONCILIATION OF NET INCOME TO NET CASH                       (dollars in thousands)
 PROVIDED BY OPERATING ACTIVITIES
Net Income                                                  $ 4,518    $ 4,183    $ 3,563
                                                            -------    -------    -------
Adjustments to Reconcile Net Income to Net
 Cash Provided By Operating Activities
    Depreciation and amortization                             1,228      1,044        704
    Provision for possible credit losses                      1,681      2,200      2,016
    Provision for possible OREO losses                          405        572        959
    Provision for deferred taxes                                 65       (346)      (503)
    (Gain)loss on sale of equipment                              52        (46)
    Increase/(decrease) in taxes payable                         77         10       (442)
    (Increase)/decrease in other assets                       1,640       (767)      (335)
    (Increase)/decrease in interest receivable                   27        170       (457)
    Increase/(decrease) in discounts and premiums                86         80       (165)
    Increase/(decrease) in interest payable                    (189)      (248)       336
    Increase in prepaid expenses                               (149)       (51)      (389)
    Increase/(decrease) in accrued expenses and other
      liabilities                                               411        697        (94)
    Gain on sale of other real estate owned                    (168)
    Increase in cash surrender value of life insurance         (445)      (447)      (287)
    (Gain)/loss on sale of investments and other assets                    (83)        50
                                                            -------    -------    -------
                Total Adjustments                             4,721      2,785      1,393
                                                            -------    -------    -------
                Net Cash Provided By Operating Activities   $ 9,239    $ 6,968    $ 4,956
                                                            =======    =======    =======


The accompanying notes are an integral part of these financial statements.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


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

A.  Principles of Consolidation
    ---------------------------

    The consolidated financial statements include the Company and its wholly owned subsidiaries, Foothill Independent Bank ("Bank"), and Foothill BPC, Inc. Intercompany balances and transactions have been eliminated.

B.  Use of Estimates
    ----------------

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

C.  Investment Securities
    ---------------------

    Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity, or to an earlier call, if appropriate, on a straight-line basis. Such securities include those that management intends and has the ability to hold into the foreseeable future.

    Securities are considered available-for-sale if they would be sold under certain conditions, among these being changes in interest rates, fluctuations in deposit levels or loan demand, or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are not recognized as current income, but rather as an increase or decrease of capital through a separate valuation allowance (net of tax).

D.  Loans and Interest on Loans
    ---------------------------

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

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

E.  Provision and Reserve for Loan and Lease Losses
    -----------------------------------------------

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

F.  Direct Lease Financing
    ----------------------

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

G.  Bank Premises, Equipment and Leasehold Improvements
    ---------------------------------------------------

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

H.  Other Real Estate Owned
    -----------------------

    Other real estate owned, which represents real estate acquired through foreclosure, is stated at the lower of the carrying value of the loan or the estimated fair market value (less selling costs) of the related real estate. Loan balances in excess of the fair market value of the real estate acquired at the date of acquisition are charged against the reserve for loan and lease losses. Any subsequent operating expenses or income and gains or losses on disposition of such properties are charged to current operations.

I.  Earnings Per Shares (EPS)
    -------------------------

    Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

J.  Consolidated Statements of Cash Flows
    -------------------------------------

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

K.  Income Taxes
    ------------

    Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of nontaxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

L.  Loan Sales and Servicing
    ------------------------

    Gains and losses from the sale of participating interests in loans guaranteed by the Small Business Administration (SBA) are recognized based on the premium received or discount paid and the cost basis of the portion of the loan sold. The cost basis of the portion of the loan sold was arrived at by allocating the total cost of each loan between the guaranteed portion of the loan sold and the unguaranteed portion of the loan retained, based on their relative fair values. The book value allocated to the unguaranteed portion of the loan, if less than the principal amount, is recorded as a discount on the principal amount retained. The discount is accreted to interest income over the remaining estimated life of the loan. The Bank retains the servicing on the portion of the loans sold and recognizes income on the servicing fees when they are received.

M.  Current Accounting Pronouncements
    ---------------------------------

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This statement, which is effective for the year ending December 31, 1998, establishes standards of disclosure and financial statement display for reporting comprehensive income and its components.

    In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires certain related disclosures about products and services, geographic areas and major customers. The disclosures are required for the year ending December 31, 1998.

N.  Reclassifications
    -----------------

    Certain reclassifications were made to prior years' presentations to conform to the current year.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #2 - INVESTMENT SECURITIES

Based upon the guidelines of SFAS No. 115 and management's analysis of securities holdings, the Company's securities were classified as held-to-maturity and available-for-sale, respectively, as follows:

o   Held-To-Maturity Securities
    ---------------------------

    The amortized cost and estimated fair value of held-to-maturity securities were as follows for the dates indicated (in thousands):


                                                                December 31, 1997
                                               -----------------------------------------------------
                                                                Gross         Gross
                                               Amortized     Unrealized    Unrealized    Fair Value
                                                  Cost          Gains        Losses         (a)
                                               -----------   ------------  ------------  -----------
U.S. Treasury Securities                       $   11,385     $        41                $    11,426
Securities of Other U.S.
   Government Agencies                                999               7                      1,006
Municipal Agencies                                  2,476              13                      2,489
Other Securities                                      250                                        250
                                               -----------   ------------  ------------  -----------
    Total Held-to-Maturity Securities          $   15,110      $       61                $    15,171
                                               ===========   ============  ============  ===========


                                                                December 31, 1996
                                               -----------------------------------------------------
                                                                Gross         Gross
                                               Amortized     Unrealized    Unrealized    Fair Value
                                                  Cost          Gains        Losses         (a)
                                               -----------   ------------  ------------  -----------
U.S. Treasury Securities                       $    2,796    $         5   $         1   $    2,800
Municipal Agencies                                  2,529             10             1        2,538
Other Securities                                      250                                       250
                                               -----------   ------------  ------------  -----------
            Total Held-to-Maturity Securities  $    5,575    $        15   $         2   $    5,588
                                               ===========   ============  ============  ===========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #2 - INVESTMENT SECURITIES, Continued

o   Available-For-Sale Securities
    -----------------------------

    The amortized cost and estimated fair value of available-for-sale securities were as follows for the dates indicated (in thousands):


                                                                    December 31, 1997
                                                  ------------------------------------------------------
                                                                   Gross         Gross
                                                   Amortized    Unrealized    Unrealized    Fair Value
                                                     Cost          Gains        Losses          (a)
                                                  ------------  ------------  ------------  ------------
U.S. Treasury Securities                          $     7,986   $        27                 $     8,013
Securities of Other U.S.
 Government Agencies                                   14,970            18   $        23        14,965
Certificates of Participation (b)                       4,413            14                       4,427
Municipal Agencies                                        336                                       336
Other Securities                                        3,538                         320         3,218
                                                  ------------  ------------  ------------  ------------
            Total Available-for-Sale
             Carried at Fair Value                $    31,243   $        59   $       343   $    30,959
                                                  ============  ============  ============  ============


                                                                    December 31, 1996
                                                  ------------------------------------------------------
                                                                   Gross         Gross
                                                   Amortized    Unrealized    Unrealized    Fair Value
                                                     Cost          Gains        Losses          (a)
                                                  ------------  ------------  ------------  ------------
U.S. Treasury Securities                          $     1,944   $         6                 $     1,950
Securities of Other U.S.
 Government Agencies                                   29,933                 $        83        29,850
Certificates of Participation (b)                       4,428            24                       4,452
Municipal Agencies                                        344                           4           340
Other Securities                                        3,238                         353         2,885
                                                  ------------  ------------  ------------  ------------
            Total Available-for-Sale
             Carried at Fair Value                $     39,887  $        30   $       440   $    39,477
                                                  ============  ============  ============  ============

------------------------
(a) The Bank's portfolio of securities primarily consists of investment-grade securities. The fair value of actively-traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.

(b) Non-rated certificates of participation evidencing ownership interest in the California Statewide Communities Development Authority - San Joaquin County Limited Obligation Bond Trust with book values of $4,413,000 and $4,428,000 and market values of $4,427,000 and $4,452,000 at December 31, 1997 and 1996 , respectively.

Proceeds from maturities of investment securities held-to-maturity during 1997, were $16,272,000. Proceeds from maturities of investment securities available-for-sale during 1997, were $78,806,000. There were no gains or losses recognized. Included in shareholders' equity at December 31, 1997, is $298,000 of net unrealized losses on investments available-for-sale.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #2 - INVESTMENT SECURITIES, Continued

Proceeds from maturities of investment securities held-to-maturity during 1996, were $27,724,000. Proceeds from maturities of investment securities available-for-sale during 1996, were $157,607,000. There were no gains or losses recognized. Included in shareholders' equity at December 31, 1996, is $383,000 of net unrealized loss on investments available-for-sale.

Securities with a book value of $15,139,000 and $27,384,000 and market value of $15,157,000 and $27,329,000 at December 31, 1997 and 1996 , respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost, estimated fair value and average yield of securities at December 31, 1997, by contractual maturity were as follows (in thousands):


                                                     Held-to-Maturity Securities
                                                -------------------------------------
       Maturities Schedule of Securities        Amortized                   Average
               December 31, 1997                   Cost       Fair Value   Yield (a)
-----------------------------------------       -----------   -----------  ----------
Due in one year or less                         $    8,315    $    8,084        5.96%
Due after one year through five years                6,073         6,359        6.08%
Due after five through ten years                       722           728        4.60%
                                                ----------    ----------   ----------
             Carried at Book Value              $   15,110    $   15,171       5.55%
                                                ==========    ==========   ==========


                                                   Available-for-Sale Securities
                                                -------------------------------------
                                                Amortized                   Average
                                                   Cost       Fair Value   Yield (a)
                                                -----------   -----------  ----------
Due in one year or less                         $   11,920    $   11,607        4.31%
Due after one year through five years               17,137        17,160        6.25%
Due after five through ten years                     1,850         1,856        8.43%
After ten years                                        336           336        5.63%
                                                ----------    ----------   ---------
             Carried at Fair Value              $   31,243    $   30,959        6.16%
                                                ==========    ==========   =========

------------------------
(a) The average yield is based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #3 - LOANS

The composition of the loan portfolio at December 31, 1997 and 1996, was as follows (in thousands):


                                                                1997          1996
                                                             -----------   -----------
Commercial, financial and agricultural                        $  43,883      $ 40,980
Real Estate - construction                                       10,895        11,601
Real Estate - mortgage
      Commercial                                                200,502       201,367
      Residential                                                28,541        30,051
Loans to individuals for household, family
 and other personal expenditures                                  6,450         8,157
All other loans (including overdrafts)                            2,203           407
                                                             ----------    ----------
                                                                292,474       292,563
Deferred income on loans                                           (665)         (797)
                                                             ----------    ----------
          Loans, Net of Deferred Income                      $  291,809    $  291,766
                                                             ----------    ----------

Nonaccruing loans totaled approximately $11,458,000 and $11,622,000 at December 31, 1997 and 1996, respectively. Interest income that would have been recognized on nonaccrual loans if they had performed in accordance with the terms of the loans was approximately $981,000, $1,488,000 and $985,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

At December 31, 1997 and 1996, the Bank had approximately $7,000 and $2,829,000 in loans past due 90 days or more in interest or principal and still accruing interest. These loans are collateralized and in the process of collection.


NOTE #4 - DIRECT LEASE FINANCING

The Bank leases equipment to parties under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investment in direct lease financing at December 31, 1997 and 1996 , consists of the following (in thousands):


                                                     1997       1996
                                                   ---------  ---------
Lease payments receivable                          $  5,443   $  3,183
Estimated residual values                                           33
                                                   ---------  ---------
                                                      5,443      3,216
Unearned income                                        (694)      (329)
Lease residual balance account                                     (23)
                                                   ---------  ---------
                                                   $  4,749   $  2,864
                                                   =========  =========


At December 31, 1997, the Bank had no outstanding lease commitments.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #4 - DIRECT LEASE FINANCING, Continued

At December 31, 1997, future minimum lease payments receivable under direct financing leases are as follows (in thousands):


      Year
-----------------
      1998                                               $  1,525
      1999                                                  1,329
      2000                                                  1,024
      2001                                                    767
      2002                                                    322
   Thereafter                                                 476
                                                         ---------
                                                            5,443
Less unearned income                                         (694)
                                                         ---------
                                                         $  4,749
                                                         =========

NOTE #5 - RESERVE FOR LOAN AND LEASE LOSSES

Transactions in the reserve for loan and lease losses are summarized as follows (in thousands):


                                                      1997        1996        1995
                                                   ----------  ----------  ----------
Balance at beginning of year                       $   4,744   $   3,644   $   3,145
Recoveries on loans previously charged off               407         503         549
Provision charged to operating expense                 1,681       2,200       2,016
Loans charged off                                     (1,667)     (1,603)     (2,066)
                                                   ----------  ----------  ----------
Balance at end of year                             $   5,165   $   4,744   $   3,644
                                                   ==========  ==========  ==========


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

The Bank has identified all nonaccruing loans as being impaired loans. The allowance for loan losses related to impaired loans amounted to approximately $951,000 and $485,000 for the years ended December 31, 1997 and 1996, respectively, and is included in the above balances. The average balance of these loans amounted to approximately $11,808,000 and $10,314,000 for the years ended December 31, 1997 and 1996, respectively. Cash receipts during 1997 applied to reduce principal balance and recognized as interest income was approximately $6,346,000 and $919,000, respectively. Cash receipts during 1996 applied to reduce principal balance and recognized as interest income was approximately $2,073,000 and $137,000, respectively.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #6 - LOANS TO DIRECTORS AND OFFICERS

During prior years, the Bank has granted in the ordinary course of its business, loans to directors, principal shareholders and their associates. All such loans were made under terms which are consistent with the Bank's normal lending policies.

An analysis of the activity with respect to such aggregate loans to related parties during 1997 and 1996, is as follows (in thousands):


                                                     1997        1996
                                                   ----------  ---------
Outstanding Balance, Beginning of year             $      41   $     50
Credit granted, including renewals
Repayments and other reductions                          (41)        (9)
                                                   ----------  ---------
Outstanding Balance, End of year                   $       0   $     41
                                                   ==========  =========

NOTE #7 - BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment are summarized as follows (in thousands):

                                                            1997        1996
                                                          ----------  ----------
Buildings                                                 $   2,424   $   2,424
Furniture and equipment                                       7,829       9,331
Leasehold improvements                                        2,380       2,250
                                                          ----------  ----------
                                                             12,633      14,005
Less:  Accumulated depreciation and amortization             (6,151)     (7,923)
                                                          ----------  ----------
                                                              6,482       6,082
Land                                                          1,222       1,222
                                                          ----------  ----------
                             Total                        $   7,704   $   7,304
                                                          ==========  ==========


NOTE #8 - OTHER REAL ESTATE OWNED

As discussed in Note #1H, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, 1997 and 1996, were as follows (in thousands):

                                                           1997        1996
                                                         ----------  ----------
Balance, Beginning of year                               $   4,595   $   3,879
Additions                                                    1,798       4,877
Valuation adjustment and other reductions                   (3,487)     (4,161)
                                                         ----------  ----------
Balance, End of year                                     $   2,906   $   4,595
                                                         ==========  ==========


The balances at December 31, 1997 and 1996, are shown net of reserves.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #8 - OTHER REAL ESTATE OWNED, Continued

Transactions in the reserve for other real estate owned are summarized for December 31, 1997 and 1996 , were as follows (in thousands):


                                                    1997          1996
                                                 ---------      -------
Balance, Beginning of year                       $   1,146      $   909
Provision charged to other expense                     405          572
Charge-offs and other reductions                    (1,162)        (335)
                                                 ---------      -------
Balance, End of year                             $     389      $ 1,146
                                                 =========      =======

NOTE #9 - DEPOSITS

At December 31, 1997, the scheduled maturities of time deposits are as follows:


   1998                                             $  100,745
   1999                                                  8,374
   2000                                                  1,503
   2001                                                    100
   2002                                                     38
                                                    -----------
                      Total                         $  110,760
                                                    ===========

NOTE #10 - LONG-TERM DEBT

The long-term debt consists of one obligation. This note is a secured obligation and bears interest at 10%. Principal and interest are payable monthly in installments of $4,956, beginning October 1, 1990, until maturity at September 1, 2000.

The following is a schedule of future payments (in thousands):


   Year                                       Principal    Interest      Total
-----------                                   ---------   ----------  ----------
   1998                                       $      49   $       10  $       59
   1999                                              55            5          60
   2000                                              19                       19
                                              ---------   ----------  ----------
                                              $     123   $       15  $      138
                                              =========   ==========  ==========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #11 - STOCK OPTION PLAN

At December 31, 1997, the Bank has a fixed option plan, which is described below. The Bank applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation costs for these plans been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the impact would not have materially affected net income.

The Company's 1993 incentive stock option and nonqualified stock option plan approved by the stockholders provide that an aggregate of 997,427 shares (after giving retroactive effect for 10 percent stock dividends) of the Company's unissued common stock may be granted to certain officers, key employees, and directors at prices not less than the fair market value of such shares at dates of grant. Options granted expire within a period of not more than ten years from the date the option is granted.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free rates of 5.70%, 6.17% and 5.35%; dividend yields of 0%, 0% and 1.38%; expected life of five years; and volatility of 34%, 35% and 35%.

A summary of the status of the Bank's fixed stock option plan as of December 31, 1997, 1996, and 1995, and changes during the years ending on those dates is presented below:

                                           1997                    1996                   1995
                                  -----------------------  ---------------------- ---------------------
                                               Weighted                Weighted              Weighted
                                                Average                Average                Average
                                               Exercise                Exercise              Exercise
                                    Shares       Price      Shares      Price      Shares      Price
                                  ------------ ----------  ---------- ----------- ---------- ----------
Outstanding, Beginning of year        506,166   $ 6.13       501,176    $ 4.97      333,190    $ 4.65
Granted                               290,860    11.48       172,800      7.09      211,250      5.48
Exercised                             (89,279)    6.22      (156,592)     4.58      (11,193)     4.65
Forfeited                             (11,721)    7.06       (11,218)     6.05      (32,071)     5.83
                                  ------------             ----------             ----------
Outstanding, End of year              696,026     9.11       506,166      6.13      501,176      4.97
                                  ============             ==========             ==========

Options exercisable at year end       601,693     8.41       442,267      6.05      417,647      5.63
Weighted average fair value
 of options granted during
 the year                             $  4.55                 $ 3.51                 $ 2.76

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #11 - STOCK OPTION PLAN, Continued

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                            Options Outstanding                  Options Exercisable
                                  -----------------------------------------   --------------------------
                                                   Weighted
                                                   Average       Weighted                     Weighted
                                                  Remaining       Average                     Average
                                     Number      Contractual     Exercise        Number       Exercise
                                  Outstanding        Life          Price      Exercisable      Price
                                  -------------  -------------   ----------   -------------  -----------
$5.116 to $5.904                        15,372          10.00      $ 5.99          15,372       $ 5.99
$5.116 to $5.904                       240,182          10.00        6.44         223,180         6.43
$5.116 to $5.904                       151,112          10.00        7.74         127,781         7.74
$6.592 to $6.968                       204,160          10.00       10.45         204,160        10.45
$7.182 to $7.500                        13,200          10.00       12.16          13,200        12.16
$7.182 to $7.500                        67,000          10.00       13.88          16,750        13.88
$8.500 to $8.625                         5,000          10.00       15.38           1,250        15.38
                                     ---------                                   --------
$5.116 to $8.625                       696,026          10.00        9.11         601,693        8.41
                                     =========                                   ========

NOTE #12 - DEFINED CONTRIBUTION PLAN (401K)

The Company sponsors a defined contribution pension plan that covers all employees with 1,000 or more hours worked in a year. Contributions to the plan are based on the employee's gross salary less the IRS Section 125 flex plan. For the years ending December 31, 1997, 1996, and 1995, the amount of pension expense was $273,000, $138,000, and $112,000, respectively.


NOTE #13 - DEFERRED COMPENSATION

The Bank maintained a nonqualified, unfunded deferred compensation plan for certain key management personnel whereby they may defer compensation which will then provide for certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement. The plan provides for reduced benefits upon early retirement, disability, or termination of employment. The deferred compensation expense for 1997 was $306,504 ($180,831 net of income taxes), 1996 was $322,488 ($193,493 net of income taxes), and 1995 was $155,000 ($93,000 net of income taxes).

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #14 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Department of Financial Institutions, net income for the year and the retained net income for the preceding two years.
Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20% of its contributed capital and retained earnings. At December 31, 1996, the combined amount of funds available from these two sources amounted to approximately $20,857,000 or 50% of consolidated stockholders' equity.


NOTE #15 - STOCK DIVIDENDS

On May 1, 1995, the Bank distributed 356,433 shares of common stock in connection with a 10% stock dividend. As a result of the stock dividend, common stock was increased and retained earnings was decreased by $2,940,000. On January 23, 1996, the Board of Directors declared a 10% stock dividend payable on April 5, 1996, to stockholders of record on March 22, 1996. As a result, the Bank distributed 396,840 shares of common stock and the common stock was increased and retained earnings were decreased by $3,571,000. On March 25, 1997, the Board of Directors declared a 10% percent stock dividend payable on June 20, 1997, to stockholders of record on June 6, 1997. As a result, the Bank distributed 457,167 shares of common stock and the common stock was increased and retained earnings was decreased by $6,058,000. All references in the accompanying financial statements to the number of common shares and per share amounts for 1996 and 1995, have been restated to reflect the stock dividends.


NOTE #16 - OTHER EXPENSES

The following is a breakdown of other expenses for the years ended December 31, 1997, 1996, and 1995 (in thousands):

                                                 1997       1996       1995
                                               ---------  ---------  ---------
Data processing                                $  1,051   $    893   $    903
Marketing expenses                                  661        766        809
Office supplies, postage and telephone            1,316      1,050      1,044
Bank insurance                                      453        454        454
FDIC assessments                                    139        143        473
Legal fees                                          802        843        558
Operating losses                                     86        660        389
OREO expenses and provision for OREO                561        574      1,230
Other                                             3,310      2,430      1,836
                                               --------   --------   --------
                             Total             $  8,379   $  7,813   $  7,696
                                               ========   ========   ========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #17 - INCOME TAXES

The provisions for income taxes consist of the following (amounts in thousands):


                                                       1997       1996       1995
                                                     ---------  ---------  ---------
Tax provision applicable to income
 before income taxes                                 $  2,532   $  2,459   $  2,100
                                                     =========  =========  =========
Federal Income Tax
      Current                                           1,766      1,946      1,903
      Deferred                                             (9)      (234)      (425)
State Franchise Tax
      Current                                             831        859        700
      Deferred                                            (56)      (112)       (78)
                                                     ---------  ---------  ---------
                             Total                   $  2,532   $  2,459   $  2,100
                                                     =========  =========  =========

The following is a summary of the components of the deferred tax assets accounts recognized in the accompanying statements of financial condition as of December 31 (amounts in thousands):


Deferred Tax Assets                                             1997       1996
                                                              ---------  ---------
      Allowance for loan losses due to tax
        limitations                                             1,461      1,311
          Deferred compensation plan                              808        704
      Allowance for other real estate owned                       152        445
      Other assets and liabilities                                268        188
      Net unrealized depreciation on
        available-for-sale securities                                        111
                                                              ---------  ---------
                             Total Deferred Tax Assets           2,689      2,759
                                                              ---------  ---------

Deferred Tax Liabilities
      Premises and equipment due to depreciation
         difference                                               (796)      (805)
      Net unrealized appreciation on
         available-for-sale securities                              (4)
                                                              ---------  ---------
                             Net Deferred Tax Assets          $  1,889   $  1,954
                                                              =========  =========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #17 - INCOME TAXES, Continued

Deferred tax expense results from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows (in thousands):


                                                    1997                 1996                1995
                                             ------------------   ------------------  ------------------
                                              Federal    State     Federal    State    Federal    State
                                              --------  --------   -------   --------  --------  --------
Tax effect of
      Nonaccrual loan interest computed
       differently on tax returns than
       for financial statements              $     65  $     25   $     8   $      3  $    (50)  $   (18)
      Direct lease financing                                            9          7        23         2
      Depreciation computed differently
       on tax returns than for financial
         statement                                 (6)       (3)       24         18        (9)        9
      OREO transactions computed differently
       on tax return than for financial
         statement                                210        83       (24)        (9)     (191)      (33)
      Deferred compensation plan                  (85)      (19)      (70)       (27)      (75)      (24)
      Provision for loan loss deduction on tax
       return under amount charged for
       financial statements purposes              (70)      (80)     (243)       (93)      (72)      (12)
      Other assets and liabilities               (123)      (62)       62        (11)      (51)       (2)
                                              --------  --------   -------   --------  --------  --------
                             Total            $    (9)  $   (56)   $ (234)   $  (112)  $  (425)  $    (78)
                                              ========  ========   =======   ========  ========  ========


As a result of the following items, the total tax expenses for 1997, 1996 and 1995, were less than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes (dollars in thousands):


                                            1997                   1996                   1995
                                     ---------------------  ---------------------  ---------------------
                                               Percent of             Percent of             Percent of
                                                 Pretax                 Pretax                 Pretax
                                     Amount      Income     Amount      Income     Amount      Income
                                     --------  -----------  --------  -----------  --------  -----------
Federal rate                         $ 2,397       34.0     $ 2,258       34.0     $ 1,925       34.0
Changes due to State income tax,
 net of Federal tax benefit              501        7.1         472        7.1         402        7.1
Exempt interest                         (319)      (4.5)       (218)      (3.3)       (154)      (3.1)
Other                                    (47)      (0.7)        (53)      (0.8)        (73)      (0.9)
                                     -------   --------     -------   --------     -------     ------
                             Total   $ 2,532       35.9     $ 2,459       37.0     $ 2,100       37.1
                                     =======   ========     =======   ========     =======     ======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #18 -- EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):


                                                 1997                  1996                  1995
                                          ------------------  ---------------------  -------------------
                                          Income    Shares      Income     Shares     Income    Shares
                                          --------  --------  -----------  --------  --------- ---------
Net income as reported                      $4,518             $   4,183             $  3,563
Shares outstanding at year end                        5,112                  4,972                4,786
Impact of weighting shares
 purchased during the year                              (72)                  (129)                 (15)
                                            ------- --------  -----------  --------  --------- ---------
                      Used in Basic EPS      4,518    5,040        4,183     4,843      3,563     4,771
Dilutive effect of outstanding
 stock options                                          268                    156                  135
                                            ------  --------  -----------  --------  --------- ---------
                      Used in Dilutive EPS  $4,518    5,308   $    4,183     4,999   $  3,563     4,906
                                            ======  ========  ===========  ========  ========= =========

NOTE #19 - COMMITMENTS AND CONTINGENCIES

The Bank leases land and buildings under noncancelable operating leases expiring at various dates through 2014. The following is a schedule of future minimum lease payments based upon obligations at year end (in thousands):

        Year
---------------------
        1998                                            $  1,057
        1999                                               1,052
        2000                                               1,001
        2001                                                 937
        2002                                                 713
Succeeding years                                           1,466
                                                        --------
                                                        $  6,226
                                                        ========

Total rental expense for the three years ended December 31, 1997, 1996, and 1995, was $1,203,000 $1,064,000, $1,087,000, respectively.

The Bank is involved in various litigation. In the opinion of Management and the Company's legal counsel, the disposition of all litigation pending will not have a material effect on the Company's financial statements.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #19 - COMMITMENTS AND CONTINGENCIES, Continued

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby commercial letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1997 and 1996 , the Bank had commitments to extend credit of $53,189,000 and $34,461,000, respectively, and obligations under standby letters of credit of $969,900 and $1,088,000, respectively.

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


NOTE #20 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #20 - REGULATORY MATTERS, Continued

The Bank's actual capital amounts and ratios are presented in the following table (amounts in thousands):

                                                                            Capital Needed
                                                               -----------------------------------------
                                                                                        To Be Well
                                                                  For Capital        Capitalized Under
                                                                    Adequacy         Prompt Corrective
                                               Actual               Purposes            Provisions
                                         --------------------  -------------------  --------------------
                                          Amount      Ratio     Amount      Ratio    Amount      Ratio
                                         ----------   -------  ----------   ------  ----------  --------
As of December 31, 1997:
Total capital to risk-weighted assets    $  45,039     14.3%    $ 25,121     8.0%    $ 31,401     10.0%
Tier 1 capital to risk-weighted assets      41,098     13.1%      12,560     4.0%      18,840      6.0%
Tier 1 capital to average assets            41,098      9.5%      17,346     4.0%      21,682      5.0%

As of December 31, 1996:
Total capital to risk-weighted assets    $  39,206     12.3%$     25,486     8.0%    $ 31,857     10.0%
Tier 1 capital to risk-weighted assets      35,214     11.1%      12,743     4.0%      19,114      6.0%
Tier 1 capital to average assets            35,214      8.5%      16,550     4.0%      20,687      5.0%

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #21 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments at December 31, 1997, (dollars in thousands). FASB Statement 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.


                                                         December 31, 1997
                                                      -------------------------
                                                       Carrying        Fair
                                                        Amount        Value
                                                      -----------   -----------
Financial Assets
      Cash and cash equivalents                       $   69,350    $   69,350
      Investment securities and deposits                  54,378        54,439
      Loans                                              292,474       293,376
      Direct lease financing                               4,749         4,773

Financial Liabilities
      Deposits                                           390,146       388,770
      Long-term debt                                         123           123

Unrecognized Financial Instruments
      Commitments to extend credit                        53,189        53,189
      Standby letters of credit                              970           970

The following methods and assumptions were used to estimate the fair value of financial instruments:


o   Investment Securities
    ---------------------

    For U.S. Treasury and U.S. Government Agency securities, fair values are based on market prices. For other investment securities, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities as the basis for a pricing matrix.

o   Loans
    -----

    The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #21 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

o   Deposits
    --------

    The fair value of demand deposits, money market deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at December 31, 1997. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

o   Long-term Debt - Notes Payable
    ------------------------------

    Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #22 - CONDENSED FINANCIAL INFORMATION OF FOOTHILL INDEPENDENT
           BANCORP (PARENT COMPANY)

                                 BALANCE SHEETS

                                                                        1997        1996        1995
                                                                      ---------   ----------  ----------
                                                                           (dollars in thousands)
ASSETS
      Cash                                                            $     143    $    281    $    195
      Investment in subsidiaries                                         41,173      35,283      30,135
      Time certificates of deposit                                          394                      95
      Accounts receivable                                                   143         209          37
      Loans                                                                  13          15          15
      Excess of cost over net assets of company acquired (net)              170         212         255
      Prepaid and other                                                       5         222         310
                                                                      ---------   ---------    --------
                      Total Assets                                    $  42,041   $  36,222    $ 31,042
                                                                      =========   =========    ========

STOCKHOLDERS' EQUITY
      Common stock                                                       22,618      15,406      10,789
      Additional paid-in capital                                            659         592         456
      Retained earnings                                                  18,764      20,224      19,797
                                                                      ---------   ---------    --------
                      Total Stockholders' Equity                         42,041      36,222      31,042
                                                                      ---------   ---------    --------
                      Total Liabilities and Stockholders' Equity      $  42,041   $  36,222    $ 31,042
                                                                      =========   =========    ========

                                         STATEMENTS OF INCOME
INCOME
      Equity in undistributed income of subsidiaries                  $   4,705   $   4,328    $  3,677
      Interest and other income                                              73           6          18
                                                                      ---------   ---------    --------
                                                                          4,778       4,334       3,695
                                                                      ---------   ---------    --------
EXPENSE
      Amortization and other expenses                                       334         224         169
                                                                      ---------   ---------    --------

                      Total Operating Income                              4,444       4,110       3,526
Tax benefit of parent's operating expenses                                   74          73          37
                                                                      ---------   ---------    --------
                      Net Income                                      $   4,518   $   4,183    $  3,563
                                                                      ---------   ---------    --------

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #22 - CONDENSED FINANCIAL INFORMATION OF FOOTHILL INDEPENDENT
           BANCORP (PARENT COMPANY)


                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                           1997       1996      1995
                                                                          --------   --------  --------
                                                                             (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
      Cash received for tax benefit from Foothill Independent Bank        $    74    $    72   $    37
      Interest and other income received                                       73          6        18
      Cash paid for operating expenses                                         (9)      (266)     (138)
                                                                          --------   --------  --------
                      Net Cash Provided/(Used) By Operating Activities        138       (188)      (83)
                                                                          --------   --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease in loans                                                     2                    1
      (Purchase)/redemption of deposits in other financial institutions      (394)        95       598
      Capital contributed to subsidiary                                    (1,100)    (1,000)     (800)
                                                                          --------   --------  --------
                      Net Cash Used By Investing Activities                (1,492)      (905)     (201)
                                                                          --------   --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends paid                                                           (5)        (3)     (358)
      Capital stock purchased                                                 646        330       357
      Proceeds from exercise of stock options                                 575        852        52
                                                                          --------   --------  --------
                      Net Cash Provided By Financing Activities             1,216      1,179        51
                                                                          --------   --------  --------
NET INCREASE/(DECREASE) IN CASH                                              (138)        86      (233)
CASH, Beginning of year                                                       281        195       428
                                                                          --------   --------  --------
CASH, End of year                                                         $    143   $    281  $    195
                                                                          ========   ========  ========

RECONCILIATION OF NET INCREASE TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
NET INCOME                                                                $  4,518   $  4,183  $  3,563
                                                                          --------   --------  --------
      Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities
          Amortization                                                          42         42        42
          Undistributed earnings of subsidiaries                            (4,705)    (4,328)   (3,677)
          (Increase)/decrease in accounts receivable                            66       (172)      (21)
          Decrease in prepaids and other                                       217         87        10
                                                                          --------   --------  --------
                      Total Adjustments                                     (4,380)    (4,371)   (3,646)
                                                                          --------   --------  --------
                      Net Cash Provided/(Used) by Operating Activities    $    138   $   (188) $    (83)
                                                                          ========   ========  ========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE #23 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following quarterly financial information for the Company and its subsidiaries for the two years ended December 31, 1997, is summarized below:


                                                                           1997
                                                   -----------------------------------------------------
                                                     First         Second        Third        Fourth
                                                   -----------   -----------   -----------  ------------
                                                     (dollars in thousands, except per share amounts)
Summary of Operations
      Interest income                              $    8,368    $    8,732    $    8,916    $    9,012
      Interest expense                                  2,443         2,384         2,442         2,469
      Net interest income                               5,925         6,348         6,474         6,543
      Provision for loan losses                           281            50            50         1,300
      Net interest income after provision
       for loan losses                                  5,644         6,298         6,424         5,243
      Other income                                      1,381         1,432         1,396         1,831
      Other expense                                     5,225         6,106         5,675         5,519
      Income before taxes                               1,800         1,624         2,145         1,555
      Applicable income taxes                             667           610           823           506
                                                   -----------   -----------   -----------  ------------
                      Net Income                   $    1,133    $    1,014    $    1,322   $     1,049
                                                   ===========   ===========   ===========  ============
Earnings Per Share - Basic                         $     0.23    $     0.20    $     0.24   $      0.21
                                                   ===========   ===========   ===========  ============
Earnings Per Share - Diluted                       $     0.22    $     0.19    $     0.23   $      0.19
                                                   ===========   ===========   ===========  ============


                                                                           1996
                                                   -----------------------------------------------------
                                                     First         Second        Third        Fourth
                                                   -----------   -----------   -----------  ------------
Summary of Operations
      Interest income                              $    8,764    $    8,507    $    9,076   $     8,800
      Interest expense                                  2,641         2,405         2,329         2,494
      Net interest income                               6,123         6,102         6,747         6,306
      Provision for loan losses                           490           535           722           453
      Net interest income after provision
       for loan losses                                  5,633         5,567         6,025         5,853
      Other income                                      1,246         1,307         1,352         1,359
      Other expense                                     5,553         5,323         5,479         5,345
      Income before taxes                               1,326         1,551         1,898         1,867
      Applicable income taxes                             503           598           746           612
                                                   -----------   -----------   -----------  ------------
                      Net Income                   $      823    $      953    $    1,152   $     1,255
                                                   ===========   ===========   ===========  ============
Earnings Per Share - Basic                         $     0.17    $     0.20    $     0.24   $      0.25
                                                   ===========   ===========   ===========  ============
Earnings Per Share - Diluted                       $     0.17    $     0.19    $     0.23   $      0.25
                                                   ===========   ===========   ===========  ============

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for information regarding the Registrant's executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement, for the Company's 1998 annual meeting of shareholders, to be filed with the Commission on or before April 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1998 for the Company's 1998 annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1998 for the Company's 1998 annual shareholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1998 for the Company's 1998 annual shareholders' meeting.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Form 10-K:

               (1)    Financial Statements:

                      See Index to Financial Statements in Item 8 on Page 32 of this Report.

               (2)    Financial Statement Schedules:

                      All schedules are omitted as the information is not required, is not material or is otherwise furnished.

               (3) Exhibits:

                      See Index to Exhibits on Page 65 of this Form 10-K.

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 1998.


                                       FOOTHILL INDEPENDENT BANCORP (Registrant)

                                       By: /s/GEORGE E. LANGLEY
                                           -------------------------------------
                                           George E. Langley, President
                                           and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the registrant in the capacities indicated on March 27, 1998


/s/ GEORGE E. LANGLEY                         President, Chief Executive Officer (Principal
----------------------------                  Executive Officer) and Director
George E. Langley


/s/ CAROL ANN GRAF                            Chief Financial Officer (Principal Financial and
----------------------------                  Accounting Officer)
Carol Ann Graf


/s/ WILLIAM V. LANDECENA                      Chairman of the Board of Directors
----------------------------
William V. Landecena


/s/ RICHARD A. BARKER                         Director
----------------------------
Richard A. Barker


/s/ CHARLES G. BOONE                          Director
----------------------------
Charles G. Boone


/s/ O.L. MESTAD                               Director
----------------------------
O. L. Mestad


/s/ DOUGLAS F. TESSITOR                       Director
----------------------------
Douglas F. Tessitor


/s/ MAX E. WILLIAMS                           Director
----------------------------
Max E. Williams

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

  10.20           Employment Agreement dated as of September 30, 1997 between the Bank and
                  George E. Langly (replacing the Employment Agreement dated March 31, 1995)          (R- )


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

  24.1            Power of Attorney-- (Included on Signature Page)

  27.1            Financial Data Sheet as of and for the year ended December 31, 1997

  27.2            Restated Financial Data Sheet as of and for the year ended December 31, 1996

  27.3            Restated Financial Data Sheet as of and for the year ended December 31, 1995

  27.4            Restated Quarterly Financial Data Sheet for quarter ended March 31, 1997.

  27.5            Restated Quarterly Financial Data Sheet for quarter ended June 30, 1997.

  27.6            Restated Quarterly Financial Data Sheet for quarter ended September 30, 1997.

  27.7            Restated Quarterly Financial Data Sheet for quarter ended December 31, 1997.

  27.8            Restated Quarterly Financial Data Sheet for quarter ended June 30, 1996.

  27.9            Restated Quarterly Financial Data Sheet for quarter ended September 30, 1996.

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

Compensation Plan and Arrangements

                  Nonqualified and Incentive Stock Option Plan -- See Exhibit 10.2 above

                  Foothill Independent Bank - Deferred Compensation Plan -- See Exhibit 10.2 above

                  Foothill Independent Bancorp - 1993 Stock Incentive Plan -- See Exhibit 10.18 above

                  Employment Agreement dated as of September 30, 1997 between Foothill Independent Bank and
                  George E. Langley -- See Exhibit 10.20 above

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