Form 10-Q
period 1998-03-31
FOOTHILL INDEPENDENT BANCORP
filed 1998-05-13
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998
                               --------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                                ---------------       -----------------

                         Commission file number 0-11337
                                                -------

                          FOOTHILL INDEPENDENT BANCORP
                          ----------------------------
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

                        (626) 963-8551 or (909) 599-9351
                        --------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES  XX.  NO    .
                                              ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        5,137,881 shares of Common Stock
                              as of April 24, 1998

                                                             Page 1 of 17 Pages
                                 Exhibit Index on sequentially numbered Page 16

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)


                                                                              March 31,          December 31,
                                                                                1998                 1997
                                                                           ----------------     ----------------
       ASSETS         Cash and due from banks                                     $ 37,976             $ 38,800
                      Federal funds sold                                            28,500               30,550
                                                                                  --------             --------
                                Total Cash and Cash Equivalents                     66,476               69,350
                                                                                  --------             --------
                      Interest-bearing deposits in other
                      financial institutions                                         9,301                8,309
                                                                                  --------             --------
                      Investment Securities Held-To-Maturity
                      (approximate market value $14,158 in 1998 and
                       $15,171 in 1997
                            U.S. Treasury                                           10,389               11,385
                            U.S. Government Agencies                                   999                  999
                            Municipal Agencies                                       2,471                2,476
                            Other Securities                                           250                  250
                                                                                  --------             --------
                                Total Investment Securities
                                Held-To-Maturity                                    14,109               15,110
                                                                                  --------             --------
                      Investment Securities
                      Available-For-Sale                                            46,849               30,959
                                                                                  --------             --------

                      Loans, net of unearned
                      discount and prepaid points and fees                         291,145              291,809
                      Direct lease financing                                         4,280                4,749
                         Less reserve for possible loan and
                         lease losses                                               (5,164)              (5,165)
                                                                                  --------             --------
                                Total Loans & Leases, net                          290,261              291,393
                                                                                  --------             --------

                      Bank premises and equipment                                    7,569                7,704
                      Accrued interest                                               2,547                2,654
                      Other real estate owned, net of allowance for
                      possible losses of $491 in 1998 and $369 in 1997               2,537                2,906
                      Cash surrender value of life insurance                         4,116                4,041
                      Prepaid expenses                                               1,500                1,116
                      Deferred income taxes                                          1,726                1,889
                      Other assets                                                     339                  277
                                                                                  --------             --------
                                TOTAL ASSETS                                      $447,330             $435,708
                                                                                  ========             ========


LIABILITIES AND       Deposits
STOCKHOLDERS'               Demand deposits                                       $128,180             $127,476
EQUITY                      Savings and NOW deposits                                95,401               87,952
                            Money market deposits                                   69,257               64,931
                            Time deposits in denominations of $100,000 or
                            more                                                    47,014               49,064
                            Other time deposits                                     61,136               60,723
                                                                                  --------             --------
                                Total deposits                                     400,988              390,146
                                                                                  --------             --------

                      Accrued employee benefits                                      1,597                1,664
                      Accrued interest and other liabilities                         1,392                1,734
                      Long-term debt                                                   111                  123
                                                                                  --------             --------
                                Total Liabilities                                  404,088              393,667
                                                                                  --------             --------
                      Stockholders' Equity
                            Contributed capital
                                Capital stock - authorized 12,500,000 shares
                                without par value; issued and outstanding
                                5,128,079 shares in 1998 and 5,111,993 in
                                1997                                                22,810               22,618
                            Additional Paid-in Capital                                 659                  659
                            Retained Earnings                                       20,066               19,062
                            Accumulated Other Comprehensive                          (293)                (298)
                            Income
                                                                                  --------             --------
                                Total Stockholders' Equity                          43,242               42,041

                                                                                  --------             --------
                                TOTAL LIABILITIES AND STOCKHOLDERS'
                                EQUITY                                            $447,330             $435,708
                                                                                  ========             ========



                      See accompanying notes to financial statements



                               Page 2 of 17 pages

\


                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        1998            1997
                                                        ----            ----
INTEREST INCOME
---------------
    Interest and fees on loans                          $7,164         $7,326
    Interest on investment securities
       U.S. Treasury                                       271            112
       Obligations of other U.S. government
       agencies                                            271            420
       Municipal agencies                                   91            101
       Other securities                                    188             46
    Interest on deposits                                   127             40
    Interest on Federal funds sold                         398            279
    Lease financing income                                  66             44
                                                        ------         ------
       Total Interest Income                             8,576          8,368
                                                        ------         ------

INTEREST EXPENSE
----------------
    Interest on savings & NOW deposits                     341            323
    Interest on money market deposits                      626            525
    Interest on time deposits in
    denominations of $100,000 or more                      675            836
    Interest on other time deposits                        780            755
    Interest on borrowings                                   3              4
                                                        ------         ------
       Total Interest Expense                            2,425          2,443
                                                        ------         ------
       Net Interest Income                               6,151          5,925

PROVISION FOR LOAN AND LEASE LOSSES                        275            281
-----------------------------------                     ------         ------

Net Interest Income After Provisions
    for Loan and Lease Losses                            5,876          5,644
                                                        ------         ------

OTHER INCOME
------------
    Fees and service charges                             1,234          1,311
    Gain on sale SBA loans                                                 13
    Other                                                    1             57
                                                        ------         ------
       Total other income                                1,235          1,381
                                                        ------         ------

OTHER EXPENSES
--------------
    Salaries and benefits                                2,427          2,477
    Occupancy expenses, net of revenue
       of $34 in 1998 and $28 in 1997                      532            531
    Furniture and equipment expenses                       421            473
    Other expenses (Note 2)                              2,160          1,744
                                                        ------         ------
       Total Other Expenses                              5,540          5,225
                                                        ------         ------

INCOME BEFORE INCOME TAXES                               1,571          1,800
--------------------------                              ------         ------

PROVISION FOR INCOME TAXES                                 567            667
--------------------------                              ------         ------

NET INCOME                                              $1,004         $1,133
----------                                              ======         ======

EARNINGS PER SHARE OF COMMON STOCK
----------------------------------
    Basic                                               $ 0.17         $ 0.20
                                                        ------         ------
    Diluted                                             $ 0.16         $ 0.19
                                                        ======         ======
    (Note 3)


See accompanying notes to financial statements


                               Page 3 of 17 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)


                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 ------------------------------------------
                                                                                          ACCUMULATED
                                NUMBER OF                   ADDITIONAL                    OTHER
                                 SHARES        CAPITAL      PAID-IN         RETAINED      COMPREHENSIVE
                               OUTSTANDING     STOCK        CAPITAL         EARNINGS      INCOME           TOTAL
                             --------------------------     -------------   ---------------------------   -------
BALANCE, January 1, 1997        4,520,590      $15,406              $592       $20,607          $(383)    $36,222

    Exercise of stock
    options                        16,813          100                                                         100

    Common stock issued
    under employee benefit and
    dividend reinvestment
    plans                          11,495          141                                                         141

    Comprehensive Income
      Net Income                                                                 1,133
      Unrealized security
      holding losses
      (Net of taxes $78)                                                                          (94)

    Total Comprehensive Income                                                                              1,039

                             ------------      -------      ------------    ----------   ------------  ----------
BALANCE, March 31, 1997         4,548,898      $15,647              $592       $21,740          $(477)    $37,502
                             ============      =======      ============    ==========   ============  ==========

BALANCE, January 1, 1998        5,111,993       22,618               659        19,062           (298)     42,041

    Exercise of stock options       7,730           49                                                         49
    Common stock issued
    under employee benefit and
    dividend reinvestment
    plans                           8,356          143                                                        143

    Comprehensive Income
      Net Income                                                                 1,004
      Unrealized security
      holding gains
      (Net of taxes $3)                                                                            5

    Total Comprehensive                                                                                     1,009
    Income

                             ------------      -------     -------------   -----------  -------------   ---------
BALANCE,  March 31, 1998        5,128,079      $22,810              $659       $20,066          $(293)     43,242
                             ============      =======     =============   ===========  =============   =========



See accompanying notes to financial statements





                               Page 4 of 17 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                     THREE MONTHS ENDED MARCH, 1998 AND 1997
                     ---------------------------------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1998                   1997
------------------------------------------------                                  -------                -------
Cash Flows From Operating Activities:
-------------------------------------
     Interest and fees received                                                  $  8,626               $  8,482
     Service fees and other income received                                         1,160                  1,305
     Financing revenue received under leases                                           66                     44
     Interest paid                                                                 (2,495)                (2,626)
     Cash paid to suppliers and employees                                          (5,849)                (4,656)
     Income taxes paid                                                                 12                   (291)
                                                                                 --------               --------
                      Net Cash Provided by
                      Operating Activities                                          1,520                  2,258
                                                                                 --------               --------
Cash Flows From Investing Activities:
-------------------------------------
     Proceeds from maturity of investment securities (AFS)                         24,424                 32,843
     Purchase of investment securities (AFS)                                      (40,349)               (36,398)
     Proceeds from maturity of investment securities (HTM)                          1,018                    400
     Purchase of investment securities (HTM)                                            -                (11,014)
     Proceeds from maturity of
     deposits in other financial institutions                                       4,348                  2,174
     Purchase of deposits in other financial institutions                          (5,340)                  (295)
     Net (increase) decrease in credit card and
     revolving credit receivables                                                     356                     32
     Recoveries on loans previously written off                                       264                     54
     Net (increase) decrease in loans                                                  19                 13,086
     Net (increase) decrease in leases                                                469                 (1,445)
     Capital expenditures                                                            (193)                  (969)
     Purchase of other real estate owned                                             (369)
                                                                                 --------               --------
                      Net Cash Provided (Used) in
                      Investing Activities                                        (15,353)                  (863)
                                                                                 --------               --------

Cash Flows From Financing Activities:
-------------------------------------
     Net increase (decrease) in demand
       deposits, NOW accounts,
       savings accounts, and money market deposits                                 12,412                 13,926
     Net increase (decrease) in
       certificates of deposit with maturities of three
       months or less                                                                (984)               (13,281)
     Net increase (decrease) in
       certificates of deposit
       with maturities of more than                                                  (649)                 5,859
       three months
     Proceeds from exercise of stock options                                           49                      -
     Proceeds from stock issued under employee benefit and
       dividend reinvestment plans                                                    143                    241
     Principal payment on long term debt                                              (12)                   (11)
     Dividends paid                                                                     -                    (40)
                                                                                 --------               ---------
                      Net Cash Provided by
                      Financing Activities                                         10,959                  6,694
                                                                                 --------               --------

Net Increase (Decrease) in Cash and Cash Equivalents                               (2,874)                 8,089
----------------------------------------------------
Cash and Cash Equivalents at Beginning of Year                                     69,350                 48,573
----------------------------------------------                                   --------               --------
Cash and Cash Equivalents at March 31, 1998 & 1997                                $66,476                $56,662
--------------------------------------------------                               ========               ========




                               Page 5 of 17 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                   ------------------------------------------

                    RECONCILIATION OF NET INCOME TO NET CASH
                    ----------------------------------------
                        PROVIDED BY OPERATING ACTIVITIES
                        --------------------------------


                                                                      1998                 1997
                                                                     ------               ------
Net Income                                                           $1,004               $1,133
----------
Adjustments to Reconcile Net Income to
--------------------------------------
     Net Cash Provided by Operating Activities
     -----------------------------------------
         Depreciation and amortization                                  328                  342
         Provision for possible credit losses                           275                  281
         (Gain) loss on sale of equipment                                                    (13)
         Provision for deferred taxes                                   163                    -
         Increase (decrease) in taxes payable                           416                  376
         (Increase) decrease in other assets                            (62)                 522
         (Increase) decrease in interest receivable                     107                  254
         Increase (decrease) in discounts and premiums                    9                  (96)
         Increase (decrease) in interest payable                        (70)                (183)
         Increase (decrease) in fees and other receivables                                   244
         (Increase) decrease in prepaid expenses                       (384)
         Increase (decrease) in accrued expenses and
         other liabilities                                             (191)                (526)
         Loss (gain) on sale of other real estate owned                                        -
         (Increase) decrease in cash surrender value
         of life insurance                                              (75)                 (63)
         (Gain) loss on sale of SBA loans                                                    (13)
                                                                     ------               ------
                   Total Adjustments                                    516                1,125
                                                                     ------               ------
Net Cash Provided (Used) by Operating Activities                     $1,520               $2,258
------------------------------------------------                     ======               ======


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



See accompanying notes to financial statements



                               Page 6 of 17 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                             MARCH 31, 1998 AND 1997
                             -----------------------

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE #2 - OTHER EXPENSES
------------------------

The following is a breakdown of other expenses for three month period ended March 31, 1998 and 1997.

                                       Three Months Ended
                                           March 31,
                                      -------------------
                                       1998         1997
                                      ------       ------
Data processing                       $  236       $  232
Marketing expenses                       169          165
Office supplies, postage and
telephone                                307          310
Bank Insurance                           151          108
Supervisory Assessments                   28           43
Professional Expenses                    315          365
Provision for OREO Loss                  343           25
Other Expenses                           611          496
                                      ------       ------
   Total Other Expenses               $2,160       $1,744
                                      ======       ======

NOTE #3 - EARNINGS PER SHARE
----------------------------

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):


                                             March 31, 1998              March 31, 1997
                                       ------------------------     -----------------------
                                        Income          Shares       Income         Shares
                                       ---------       --------     --------       --------
Net income as reported                   $1,004                       $1,133
Shares outstanding at period end*                        5,897                        5,755
Impact of weighting shares purchased
during the period used in Basic EPS                         (7)                         (25)
                                         ------          -----        ------          -----
  Used in Basic EPS                       1,004          5,890         1,133          5,730
Dilutive effect of outstanding stock
options                                                    320                          190
                                         ------          -----        ------          -----
  Used in Dilutive EPS                   $1,004          6,210        $1,133          5,920
                                         ======          =====        ======          =====

*Number of shares retroactively adjusted to reflect 15% stock dividend declared subsequent to end of period.


                               Page 7 of 17 pages

NOTE #4 - INCOME TAXES
----------------------

The Bank adopted Statement No. 109 of the Financial Accounting Standards Board, Accounting for Income Taxes, commencing January 1, 1993. This new statement supersedes Statement No. 96 and among other things, changes the criteria for the recognition and measurement of deferred tax assets. This adoption does not create a material change in the financial statements of the Bank or the Company.

NOTE #5 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------------------------

Financial Accounting Standards Board Statement 107 is effective for financial statements for fiscal years ending after December 15, 1992. The Statement considers the fair value of financial instruments for both assets and liabilities.

The following methods and assumptions were used to estimate the fair value of financial instruments.

Investment Securities
---------------------

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

Deposits
--------

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at December 31, 1998. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Notes Payable
-------------

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.




                               Page 8 of 17 pages

NOTE #5 - Disclosures about Fair Value of Financial Instruments (Continued)
---------------------------------------------------------------------------

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

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at March 31, 1998.

The estimated fair value of the Bank's financial instruments are as follows:


                                                           March 31, 1998
                                                           --------------
                                                     Carrying Amount  Fair Value
                                                     ---------------------------
                                                       (dollars in thousands)
                                                       ----------------------
Financial Assets
     Cash and cash equivalents                         $ 75,777        $ 75,777
     Investment securities and deposits                  60,958          61,007
     Loans                                              291,793         291,994
     Direct lease financing                               4,280           4,306

Financial Liabilities
     Deposits                                           400,988         401,230
     Long term debt                                         111             111

Unrecognized Financial Instruments
     Commitments to extend credit                        57,877          57,877
     Standby letters of credit                              527             527






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

RESULTS OF OPERATIONS

         NET INTEREST INCOME. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $226,000, or 3.8%, in the quarter ended March 31, 1998, as compared to the same period of 1997, primarily as a result of a $208,000, or 2.5%, increase in interest income and a $18,000, or 0.7%, decline in interest expense. The increase in interest income was primarily due to an increase in interest earned on investment securities and federal funds sold, which more than offset a decline in interest and fees earned on loans and leases. The decline in interest expense was due primarily to a reduction in the volume of time certificates of deposit ("TCDs" or "Time Deposits") in denominations of $100,000 or more on which the Bank pays its highest rates of interest.

         A bank's net interest income is affected by a number of factors including the relative percentages or the "mix" of (i) he Bank's assets, between loans, on the one hand, on which the Bank is able to obtain higher yields, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which the Bank realizes somewhat lower yields; (ii) variable and fixed rate loans in its loan portfolio; and (iii) demand and savings deposits, on the one hand, and Time Deposits, on the other hand. As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing Time Deposits and attract new deposits. Similarly, a bank with a high percentage of Time Deposits generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on TCDs cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to terminate or "run-off" in order to reduce interest expense.

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

                               Page 10 of 17 pages

The Bank's management has elected to allow maturing TCD's to "run-off" and has instituted marketing programs designed to attract additional demand and savings deposits. As a result of these efforts the average volume of demand and savings (including money market) deposits increased by $28,800,000, or 11.3% in the three months ended March 31, 1998 compared to the same period in 1997 and, at March 31, 1998, such deposits represented 72.2% of the Bank's average volume of total deposits as compared to 68.6% at March 31, 1997. The change in the mix of deposits and lower rates paid on interest bearing deposits enabled the Bank to increase its net interest margin (i.e., net interest income stated as a percentage of interest income) for the three months ended March 31, 1998 to 71.7% from the 70.8% for the three months ended March 31, 1997.

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

         PROVISION FOR LOAN AND LEASE LOSSES. The Bank follows the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"), which is adjusted periodically to reflect changes in
(i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." The Bank made provisions for potential loan and lease losses of $275,000 for the first quarter of 1998, as compared to $281,000 for the corresponding quarter of 1997. The decrease in the provision made in 1998 was due primarily to the assessment of the Bank's management that the amount of the Loan Loss Reserve was adequate in relation to the volume and condition of the Bank's outstanding loans. Net loan charge-offs for the three months ended March 31, 1998, aggregated $276,000, representing nine hundredths of one percent (0.09%) of average loans and leases, as compared to net loan charge-offs for the same period in 1997 of $398,000, which represented fourteen hundredths of one percent (0.14%) of average loans and leases outstanding.

         OTHER INCOME. Other income declined by $146,000 or 10.6% in the three month period ended March 31, 1998, compared to the same period in 1997. The decline was primarily attributable to (i) decreases in transaction fees and service charges collected on deposits and other banking transactions, and (ii) gains made in the first quarter 1997 on sales of foreclosed properties and SBA loans, for which no corresponding sales were made in the first quarter of 1998.


                               Page 11 of 17 pages

         OTHER EXPENSE. Other expense (which is also referred to as "non-interest expense"), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs and charges that are periodically made against income to establish reserves for possible losses on the disposition of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as "other real estate owned" or "OREO"). Non-interest expense was approximately $315,000, or 6.0%, higher in the three month period ended March 31, 1998, compared to the same three month period of 1997, primarily due to additions or "provisions" made to increase the reserve for possible losses on subsequent dispositions of and increases in the carrying costs associated with OREO properties. Those increases were partially offset by decreases in salary expenses and furniture and equipment expenses. As a result of the increase in non-interest expense, such expense represented 75.0% of operating income (net interest income plus other income), for the three months ended March 31, 1998 compared to 71.5% for the same period in 1997.

         INCOME BEFORE INCOME TAXES. The $229,000 decrease in income before income taxes was due to the combined effects of the decline in other income and the increase in non-interest expense, which more than offset the improvement in net interest income during the quarter ended March 31, 1998.

         INCOME TAXES. Income taxes decreased by approximately $100,000 or 15.0% during the three-month period ended March 31, 1998 compared to the same periods of 1997, primarily as a result of the decrease in pre-tax income.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's total assets at March 31, 1998 were approximately $11,622,000 or 2.7% higher than at December 31, 1997, while average total assets during the three month period, from December 31, 1997 to March 31, 1998, increased by a lesser amount of $5,437,000, or 1.3%.

         At March 31, 1998, the Company had adequate cash resources with approximately $47,277,000 of cash held on deposit at other financial institutions, $60,958,000 of investment securities and $28,500,000 in Federal funds sold.

         The Bank is continuing its new marketing programs that are designed to increase the volume of demand, savings and money market deposits, which are either non-interest bearing or bear interest at rates which are substantially lower than those paid on Time Deposits. At the same time, management has kept the interest rates it offers on TCDs in denominations of $100,000 or more, as well as on other Time Deposits, at rates that are slightly lower than average market rates, to discourage renewals of existing and purchases of new Time Deposits by customers and, thereby, reduce the volume of those deposits at the Bank. As a result, at March 31, 1998, the volume of demand deposits and savings deposits at the Bank was $12,479,000 higher than at December 31, 1997 and non-interest-bearing demand deposits, as a percentage of total deposits remained above 30%. By contrast the volume of Time Deposits, including TCD's in excess of $100,000, outstanding at March 31, 1998, was $1,637,000, or 1.5%, lower than at December 31, 1997.

         CAPITAL RESOURCES. It is the policy of the Board of Directors to retain earnings to support the growth of the Bank rather that to pay cash dividends. Those earnings have been used to open two new banking offices during 1995 and a third office in March of 1996. The Company is


                               Page 12 of 17 pages
evaluating opportunities to expand the Bank's market coverage and anticipates the opening of at least one additional banking office during 1998.

         On April 16, 1998, the Company declared a 15% stock dividend distributable to shareholders of record on June 15, 1998. This 15% stock dividend follows three years of consecutive 10% stock dividends. The 15% dividend will be distributed on July 7, 1998 and will be accounted for by an approximate $13,100,000 reduction in retained earnings and a corresponding $13,100,000 increase in the stated capital of the Company.

         As a result of the increased earnings in the first three months of 1998 and the retention of internally generated funds, the Company's total shareholders' equity increased by approximately $1,201,000 or 2.9% to $43,242,000 at March 31, 1998 from $42,041,000 at December 31, 1997. As a result, the Bank's Tier 1 leverage ratio was 9.6% at March 31, 1998 compared to 9.5% at December 31, 1997, and as of those same respective dates, the Bank's total risk-based capital ratios were 14.2% and 14.3%, respectively. The risk-based capital ratio is determined by weighting the bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Bank's Tier 1 capital and Tier 1 risk-based capital ratios compare favorably with other peer group banks.

         Under accounting principles, that became applicable to the Company in 1994, which address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, the Company is required to report the unrealized gain or loss on securities that are held for sale and certain other equity securities. Since any such gains or losses are unrealized, and any actual gain or loss will not be determined unless and until there is a sale or other disposition of the securities, any unrealized gain is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity, rather than being reflected as income or loss for income statement purposes. At March 31, 1998, the Company recorded a valuation reserve for unrealized losses on such securities aggregating approximately $293,000, which related primarily to certain investments in mutual funds, which are classified as investments in marketable equity securities, and which the Company has held for several years and intends to continue to hold for the foreseeable future.

         YEAR 2000. The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather that four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, it is currently believed that the costs of addressing potential problems will not have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods. However, if the Company is unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. However, even if the Company is able to resolve any such issues with respect to its computerized information systems, there is no assurance that customers who utilize computer information systems to effectuate banking transactions, or the Company's vendors or financial institutions with which the Company does business, will not encounter problems that could adversely affect the Company's business.




                               Page 13 of 17 pages

                                 PART II  -  OTHER INFORMATION

ITEM 5. OTHER INFORMATION
-------------------------
None.

ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

        (A) Exhibits:

               27.    Financial Data Schedule

        (B) Reports on Form 8-K: None.



                               Page 14 of 17 pages

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 8, 1998                      FOOTHILL INDEPENDENT BANCORP



                                       By: /s/Carol Ann Graf
                                           ----------------------------------
                                           CAROL ANN GRAF
                                           Senior Vice President
                                           Chief Financial Officer
                                           Assistant Secretary

                                INDEX TO EXHIBITS



                                                                 Sequentially
        Exhibit                                                  Numbered Page
        -------                                                  -------------

        Exhibit 27.     Financial Data Schedule                       17