Form 10-Q
period 1998-06-30
FOOTHILL INDEPENDENT BANCORP
filed 1998-08-13
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 1998
                                    -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                    -------------------   ---------------------

                         Commission file number 0-11337


                          FOOTHILL INDEPENDENT BANCORP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 CALIFORNIA                                  95-3815805
--------------------------------------------------------------------------------
        (State or other jurisdiction                       (I.R.S. Employer
      of incorporation or organization)                  Identification Number)


510 SOUTH GRAND AVENUE, GLENDORA, CALIFORNIA                      91741
--------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)


                        (626) 963-8551 or (909) 599-9351
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO    .
                                               ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            5,982,310 shares of Common Stock as of August 5, 1998


                                                              Page 1 of 17 Pages
                                  Exhibit Index on sequentially numbered Page 16

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                    June 30,     December 31,
                                                     1998            1997
                                                  ----------     ------------
ASSETS

Cash and due from banks                            $  29,836       $  38,800
Federal funds sold                                    43,600          30,550
                                                   ---------       ---------
    Total Cash and Cash Equivalents                   73,436          69,350
                                                   ---------       ---------
Interest-bearing deposits in other financial
  institutions                                        11,967           8,309
                                                   ---------       ---------
Investment Securities Held-To-Maturity
  (approximate market value $13,698 in 1998
  and $15,171 in 1997
    U.S. Treasury                                      8,393          11,385
    U.S. Government Agencies                           2,999             999
    Municipal Agencies                                 2,253           2,476
    Other Securities
                                                   ---------       ---------
      Total Investment Securities
        Held-To-Maturity                              13,645          14,860
                                                   ---------       ---------
Investment Securities Available-For-Sale              57,295          30,906
                                                   ---------       ---------
Loans, net of unearned discount and
  prepaid points and fees                            284,723         291,809
Direct lease financing                                 3,974           4,749
  Less reserve for possible loan and lease
    losses                                            (5,333)         (5,165)
                                                   ---------       ---------
      Total Loans and Leases, net                    283,364         291,393
                                                   ---------       ---------
Bank premises and equipment                            7,356           7,704
Accrued interest                                       2,607           2,654
Other real estate owned, net of allowance for
  possible losses of $480 in 1998 and $369
  in 1997                                              2,750           2,906
Cash surrender value of life insurance                 4,339           4,041
Prepaid expenses                                       1,323           1,116
Deferred income taxes                                  1,706           1,889
Other assets                                           3,749             580
                                                   ---------       ---------
      TOTAL ASSETS                                 $ 463,537       $ 435,708
                                                   =========       =========

LIABILITIES AND STOCKHOLDERS EQUITY

Deposits
  Demand deposits                                  $ 137,881       $ 127,476
  Savings and NOW deposits                            93,372          87,952
  Money market deposits                               71,989          64,931
  Time deposits in denominations of $100,000
    or more                                           47,098          49,064
  Other time deposits                                 64,443          60,723
                                                   ---------       ---------
      Total deposits                                 414,783         390,146
                                                   ---------       ---------
Accrued employee benefits                              1,672           1,664
Accrued interest and other liabilities                 1,861           1,734
Long-term debt                                            99             123
                                                   ---------       ---------
      Total Liabilities                              418,415         393,667
                                                   ---------       ---------
Stockholders' Equity
  Contributed capital
    Capital stock - authorized 12,500,000
      shares without par value; issued and
      outstanding 5,200,079 shares in 1998
      and 5,111,993 in 1997                           35,904          22,618
  Additional Paid-in Capital                             659             659
  Retained Earnings                                    8,831          19,062
  Accumulated Other Comprehensive Income                (272)           (298)
                                                   ---------       ---------
      Total Stockholders' Equity                      45,122          42,041
                                                   ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 463,537       $ 435,708
                                                   =========       =========

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)

                                               Six Months Ended         Three Months Ended
                                                   June 30,                  June 30,
                                             --------------------      --------------------
                                              1998          1997        1998         1997
                                             -------      -------      -------      -------
Interest Income

    Interest and fees on loans               $14,567      $14,798      $ 7,403      $ 7,472
    Interest on investment securities
        U.S. Treasury                            527          381          256          269
        Obligations of other U.S.
          government agencies                    626          821          355          401
        Municipal agencies                       180          192           89           91
        Other securities                         366          103          178           57
    Interest on deposits                         277           81          150           41
    Interest on Federal funds sold               881          617          483          338
    Lease financing income                       128          107           62           63
                                             -------      -------      -------      -------
        Total Interest Income                 17,552       17,100        8,976        8,732
                                             -------      -------      -------      -------
Interest Expense

    Interest on savings & NOW deposits           688          643          347          320
    Interest on money market deposits          1,332        1,075          706          550
    Interest on time deposits in
      denominations of $100,000 or more        1,316        1,543          641          707
    Interest on other time deposits            1,580        1,558          800          803
    Interest on borrowings                         6            8            3            4
                                             -------      -------      -------      -------
        Total Interest Expense                 4,922        4,827        2,497        2,384
                                             -------      -------      -------      -------
        Net Interest Income                   12,630       12,273        6,479        6,348

Provision for Loan and Lease Losses              375          331          100           50
                                             -------      -------      -------      -------
Net Interest Income After Provisions
    for Loan and Lease Losses                 12,255       11,942        6,379        6,298
                                             -------      -------      -------      -------
Other Income

    Fees and service charges                   2,481        2,629        1,247        1,318
    Gain on sale SBA loans                                     15                         2
    Other                                         54          169           53          112
                                             -------      -------      -------      -------
        Total other income                     2,535        2,813        1,300        1,432
                                             -------      -------      -------      -------

Other Expenses

    Salaries and benefits                      5,056        5,098        2,629        2,621
    Occupancy expenses, net of revenue
        of $67 in 1998 and $63 in 1997         1,062        1,059          530          528
    Furniture and equipment expenses             833          921          412          448
    Other expenses (Note 2)                    4,297        4,253        2,137        2,509
                                             -------      -------      -------      -------
        Total Other Expenses                  11,248       11,331        5,708        6,106
                                             -------      -------      -------      -------

Income Before Income Taxes                     3,542        3,424        1,971        1,624
                                             -------      -------      -------      -------
Provision for Income Taxes                     1,304        1,277          737          610
                                             -------      -------      -------      -------
Net Income                                   $ 2,238      $ 2,147      $ 1,234      $ 1,014
                                             =======      =======      =======      =======
Earnings Per Share of Common Stock
    Basic (Note 3)                           $  0.38      $  0.37      $  0.21      $  0.17
                                             -------      -------      -------      -------
    Diluted (Note 3                          $  0.35      $  0.35      $  0.19      $  0.16
                                             =======      =======      =======      =======


See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (dollars in thousands)

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                        ACCUMULATED
                                NUMBER OF                  ADDITIONAL                      OTHER
                                  SHARES         CAPITAL     PAID-IN      RETAINED     COMPREHENSIVE
                               OUTSTANDING        STOCK      CAPITAL      EARNINGS         INCOME         TOTAL
                               -----------       -------   -----------   -----------   --------------  -----------

BALANCE,  January 1, 1997      4,520,590         15,406    $       592   $    20,607    $      (383)   $    36,222

10% stock dividend
  distributed 6/20/97            457,169          6,058                       (6,058)                           --

Fractional shares of stock
  dividend paid in cash                                                           (5)                           (5)

Exercise of stock options         30,999            194                                                        194

Common stock issued under
  employee benefit and
  dividend reinvestment plans     32,402            422                                                        422

Comprehensive Income
  Net Income                                                                   2,147

  Unrealized security
    holding losses
    (Net of taxes $7)                                                                           (12)

Total Comprehensive Income                                                                                   2,135
                             -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, June 30, 1997       $ 5,041,160    $    22,080    $       592   $    16,691    $      (395)   $    38,968
                             ===========    ===========    ===========   ===========    ===========    ===========

BALANCE, January 1, 1998       5,111,993         22,618            659        19,062           (298)        42,041

15% stock dividend to be
  distributed 7/7/98                             12,469                      (12,469)                           --

Fractional shares of stock
  dividend paid in cash                                                           --                            --

Exercise of stock options         77,465            634             --                                         634

Common stock issued under
  employee benefit and
  dividend reinvestment plans     10,621            183                                                        183

Comprehensive Income
  Net Income                                                                   2,238

  Unrealized security
    holding gains
    (Net of taxes $22 )                                                                          26

Total Comprehensive Income                                                                                   2,264
                             -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, June 30, 1998         5,200,079    $    35,904    $       659   $     8,831    $      (272)   $    45,122
                             ===========    ===========    ===========   ===========    ===========    ===========


See accompanying notes to financial statements

                FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                     1998           1997
                                                                   --------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
    Interest and fees received                                     $ 17,410       $ 17,084
    Service fees and other income received                            2,181          2,605
    Financing revenue received under leases                             128            107
    Interest paid                                                    (4,949)        (5,007)
    Cash paid to suppliers and employees                            (11,266)        (9,677)
    Income taxes paid                                                  (761)          (997)
                                                                   --------       --------
       Net Cash Provided (Used) by Operating Activities               2,743          4,115
                                                                   --------       --------
Cash Flows From Investing Activities:
    Proceeds from maturity of investment securities (AFS)            59,831         55,808
    Purchase of investment securities (AFS)                         (86,166)       (50,716)
    Proceeds from maturity of investment securities (HTM)             4,297          3,180
    Purchase of investment securities (HTM)                          (3,033)       (23,580)
    Proceeds from maturity of deposits in
        other financial institutions                                  9,297         (2,374)
    Purchase of deposits in other financial
        institutions                                                (12,955)         2,669
    Net (increase) decrease in credit card and
        revolving credit receivables                                    356         (1,050)
    Recoveries on loans previously written off                          335            223
    Net (increase) decrease in loans                                  3,366         12,682
    Net (increase) decrease in leases                                   775         (1,717)
    Capital expenditures                                               (315)          (913)
    Proceeds from sale of other real estate owned                        94            248
    Proceeds from sale of property, plant and equipment                  18             18
    Purchase of other real estate owned
                                                                   --------       --------
       Net Cash Provided (Used) in Investing Activities             (24,100)        (5,522)

Cash Flows From Financing Activities:
    Net increase (decrease) in demand deposits, NOW accounts,
        savings accounts, and money market deposits                  22,896         16,936
    Net increase (decrease) in certificates of deposit
        with maturities of three months or less                      10,280        (10,389)
    Net increase (decrease) in certificates of deposit
        with maturities of more than three months                    (8,526)         1,462
    Proceeds from exercise of stock options                             634            194
    Proceeds from stock issued under employee benefit and
        dividend reinvestment plans                                     183            422
    Principal payment on long term debt                                 (24)          (102)
    Dividends paid                                                       --            (45)
                                                                   --------       --------
    Net Cash Provided by Financing Activities                        25,443          8,478
                                                                   --------       --------
Net Increase (Decrease) in Cash and Cash Equivalents                  4,086          7,071
Cash and Cash Equivalents at Beginning of Year                       69,350         48,573
                                                                   --------       --------
Cash and Cash Equivalents at June 30, 1998 and 1997                $ 73,436       $ 55,644
                                                                   ========       ========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

    RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                        1998          1997
                                                      --------      -------
Net Income                                            $ 2,238       $ 2,147
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities

    Depreciation and amortization                         652           643
    Provision for possible credit losses                  375           331
    (Gain) loss on sale of equipment                       (7)           72
    Provision for deferred taxes                          183           (66)
    Increase (decrease) in taxes payable                  360           344
    (Increase) decrease in other assets                   (26)        1,582
    (Increase) decrease in interest receivable             47           128
    Increase (decrease) in discounts and premiums         (61)          (37)
    Increase (decrease) in interest payable               (27)         (180)
    Increase (decrease) in fees and other
      receivables
    (Increase) decrease in prepaid expenses              (207)         (207)
    Increase (decrease) in accrued expenses and
        other liabilities                                (430)         (362)
    Loss (gain) on sale of other real estate owned        (49)          (93)
    (Increase) decrease in cash surrender value          (298)         (187)
      of life insurance
    (Gain) loss on sale of SBA loans
                                                      -------       -------
        Total Adjustments                                 505         1,968
                                                      -------       -------
Net Cash Provided (Used) by Operating Activities      $ 2,743       $ 4,115
                                                      =======       =======

DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.



See accompanying notes to financial statements

                               Page 6 of 16 pages

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (dollars in thousands)

                             JUNE 30, 1998 AND 1997

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

NOTE #2 - OTHER EXPENSES

         The following is a breakdown of other expenses for the three and six month periods ended June 30, 1998 and 1997.

                                 Six Months Ended            Three Months Ended
                                     June 30,                     June 30,
                               --------------------        ---------------------
                                1998          1997          1998           1997
                               ------        ------        ------        ------

Data processing                $  475        $  586        $  239        $  354
Marketing expenses                377           329           208           164
Office supplies, postage
  and telephone                   618           711           311           401
Bank Insurance                    271           252           120           144
Supervisory Assessments            54            72            43            29
Professional Expenses             666           460           508            95
Provision for OREO Loss           343           180            --           155
Provision for Y2K                 200            --           200            --
Expense
Other Expenses                  1,293         1,663           508         1,167
                               ------        ------        ------        ------
Total Other Expenses           $4,297        $4,253        $2,137        $2,509
                               ======        ======        ======        ======

NOTE #3 - EARNINGS PER SHARE

        The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

                                   Six Months Ended June 30,                    Three Months Ended June 30,
                          -------------------------------------------     ----------------------------------------
                                  1998                   1997                    1998                  1997
                          -------------------    --------------------     ------------------    ------------------
                           Income      Shares    Income        Shares     Income      Shares    Income      Shares
                          -------      ------    -------       ------     -------     ------    -------     ------
Net income as reported    $ 2,238                $ 2,147                  $ 1,234               $ 1,014
Shares outstanding at
  period end*                           5,979                   5,797                  5,979                 5,797
Impact of weighting
  shares purchased
  during the period                       (72)                    (46)                   (53)                  (25)
                          -------       -----     -------       -----     -------      -----    -------      ------
Used in Basic EPS           2,238       5,908      2,147        5,751       1,234      5,926      1,014      5,772
Dilutive effect of
  outstanding stock
  options                                 412                     343                    412                   343
                          -------       -----     -------       -----     -------      -----    -------      ------
Used in Dilutive EPS      $ 2,238       6,320     $ 2,147       6,094     $ 1,234      6,338    $ 1,014      6,115
                          =======       =====     =======       =====     =======      =====    =======      ======

------------
* Number of shares retroactively adjusted to reflect 15% stock dividend declared subsequent to end of period.


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


                               Page 8 of 16 pages

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

Commitments to Extend Credit and Standby Letter of Credit.

         The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties involved. For fixed-rate loan commitments, fair value also considered the difference between current levels of interest rates and committed rates.

         The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at June 30, 1998.

         The estimated fair value of the Bank's financial instruments are as follows:

                                               June 30, 1998
                                         ---------------------------
                                         Carrying Amount  Fair Value
                                         ---------------  ----------
                                           (dollars in thousands)
Financial Assets
   Cash and cash equivalents                $  73,436     $ 73,436
   Investment securities and deposits          82,907       83,012
   Loans                                      285,354      285,305
   Direct lease financing                       3,974        3,997

Financial Liabilities
   Deposits                                   414,783      415,031
   Long term debt                                  99           99

Unrecognized Financial Instruments
   Commitments to extend credit                53,634       53,634
   Standby letters of credit                    2,342        2,342


                               Page 9 of 16 pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's principal operating subsidiary is Foothill Independent Bank, a California state chartered bank (the "Bank"), which accounts for substantially all of the Company's revenues and income. Accordingly, the following discussion focuses primarily on the operations and financial condition of the Bank.

         NET INTEREST INCOME. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $131,000, or 2.1% and $357,000 or 2.9%, respectively, in the three and six-month periods ended June 30, 1998, as compared to the same periods of 1997. These increases were primarily attributable to increases in the average volume of the Bank's earning assets which resulted in increases in interest income of $244,000 or 2.8% and $454,000 or 2.6%, respectively, in the three and six-month periods ended June 30, 1998 that more than offset increases in interest expense of $113,000 or 4.7% and $95,000 or 2.0%, respectively, in those same periods.

         A bank's net interest income is affected by a number of factors including the relative percentages or the "mix" of (i) the Bank's assets, between loans, on the one hand, on which the Bank generally is able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which the Bank is able to obtain somewhat lower rates of interest; (ii) variable and fixed rate loans in its loan portfolio and (iii) demand and savings deposits, on the one hand, and time deposits, on the other hand, which bear higher rates of interest, and are more sensitive to changes in prevailing interest rates, than other types of deposits. As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank with a high percentage of time deposits generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on time deposits, including those in denominations of more than $100,000 ("TCDs"), cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to terminate or "run-off" in order to reduce interest expense.

         The Bank attempts to reduce its exposure to interest rate fluctuations, and thereby at least to maintain and, if possible, to increase its net interest margin or "spread" by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCD's, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. The Bank's management has elected to allow maturing TCD's to "run-off" and has initiated marketing programs designed to attract additional demand and savings deposits. As a result of these efforts, the average volume of demand and savings (including money market) deposits increased by $31,591,000, or 12.2% in six months ended June 30, 1998 compared to the same period in 1997 and, at June 30, 1998 such deposits represented 73% of the Bank's total deposits as compared to 70% at June 30, 1997. The change in the mix of deposits and somewhat lower rates paid on interest bearing deposits enabled the Bank to improve its net interest margin (i.e., net interest income stated as a percentage of interest income) for the six months ended June 30, 1998 to 72.0% from 71.8% in the same six months of 1997.

         The ability of the Bank to maintain its net interest margin is not entirely within its control because the interest rates the Bank is able to charge on loans and the interest rates it must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in the Bank's service areas. In addition, the effect on a bank's net interest margins of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For


                              Page 10 of 16 Pages
example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin.

         PROVISION FOR LOAN AND LEASE LOSSES. The Bank follows the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"), which is adjusted periodically to reflect changes in
(i) the volume of outstanding loans and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." The Bank made provisions for potential loan and lease losses of $100,000 and $375,000, respectively, in the three and six-month periods ending June 30, 1998 compared to provisions of $50,000 and $331,000 for the corresponding periods of 1997. Net loan charge-offs for the six months ended June 30, 1998, aggregated $207,000, representing seven hundredths of one percent (0.07%) of average loans and leases, as compared to net loan charge-offs for the same period in 1997 of $991,000, which represented thirty-five hundredths of one percent (0.35%) of average loans and leases outstanding.

         OTHER INCOME. Other income declined by $132,000 or 9.2% and by $278,000 or 9.9% in the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The declines were primarily attributable to (i) decreases in transaction fees and service charges collected on deposits and other banking transactions, and (ii) one time gains made in the first and second quarters of 1997 on the sale of foreclosed properties and SBA loans, for which no corresponding sales were made in 1998.

         OTHER EXPENSE. Other expense (which is also referred to as "non-interest expense"), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs and charges that are periodically made against income to establish reserves for possible losses on the disposition of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as "other real estate owned" or "OREO"). In addition, included in non-interest expense in the second quarter of 1998, is a $200,000 charge to establish a reserve for potential expenses associated with compliance with Year 2000 ("Y2K") issues.

         Non-interest expense declined by approximately $398,000, or 6.5%, and $83,000, or 0.7%, in the three and six month periods ended June 30, 1998, compared to the same three and six month periods of 1997, partially due to reductions in data processing costs and furniture and equipment expenses. As a result of those decreases, non-interest expense represented 73.4% and 74.2%, respectively, of operating income (net interest income plus other income), for the three and six months ended June 30, 1998 compared to 78.5% and 75.1%, respectively, for the same periods in 1997.

         INCOME TAXES. Income taxes increased by approximately $127,000 or 20.8% and $27,000 or 2.1% during the three and six month periods ended June 30, 1998 compared to the same periods of 1997, primarily as a result of the increase in pre-tax income achieved during the three and six month periods ended June 30, 1998.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's total assets increased by approximately $27,829,000, or 6.4%, during the six months from January 1, 1998 to June 30, 1998, while average total assets during that same six-month period increased by $13,621,000 or 3.2%.

         At June 30, 1998, the Company had adequate cash resources with approximately $41,803,000 of cash held on deposit at other financial institutions, $70,940,000 of investment securities and $43,600,000 in Federal funds sold.


                              Page 11 of 16 pages

         The Bank is continuing its marketing programs that are designed to increase the volume of demand, savings and money market deposits, which are either non-interest bearing or bear interest at rates which are substantially lower than those paid on time deposits. At the same time, management has kept the interest rates it offers on TCDs, as well as on other time deposits, at slightly lower rates than the average market rates to discourage renewals of those deposits and, in that manner, reduce the volume of those deposits at the Bank. As a result, at June 30, 1998, the volume of demand deposits and savings deposits at the Bank was $22,883,000, or 8.2%, higher than at December 31, 1997 and non-interest-bearing demand deposits, as a percentage of total deposits increased to 33.2% at June 30, 1998 from 32.7% at December 31, 1997. By contrast, the volume of outstanding TCD's in denominations of more than $100,000 declined by $1,966,000, or 4.0%, from the volume of such deposits that were outstanding at December 31, 1997.

         CAPITAL RESOURCES. It is the policy of the Board of Directors to retain earnings to support the growth of the Bank rather that to pay cash dividends. Those earnings have been used to open two new banking offices during 1995 and a third office in March of 1996. The Company is evaluating opportunities to expand the Bank's market coverage and is seeking to open at least one additional banking office during 1998.

         On April 16 1998, the Company declared a 15% stock dividend to shareholders of record on June 15, 1998. This 15% stock dividend follows three years of consecutive 10% stock dividends. The 15% dividend was distributed on July 7, 1998 and was accounted for by an approximate $12,469,000 reduction in retained earnings and a corresponding $12,469,000 increase in the stated capital of the Company.

         As a result of the increased earnings in the first six months of 1998 and the retention of internally generated funds, the Company's total shareholders' equity increased by approximately $3,081,000 or 7.3% to $45,122,000 at June 30, 1998 from $42,041,000 at December 31, 1997. As a result, the Bank's Tier 1 leverage ratio was 9.8% at June 30, 1998 compared to 9.5% at December 31, 1997, and as of those same respective dates, the Bank's total risk-based capital ratios were 14.6% and 14.3%, respectively. The risk-based capital ratio is determined by weighting the bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Bank's Tier 1 capital and Tier 1 risk-based capital ratios compare favorably with other peer group banks.

         Under accounting principles, that became applicable to the Company in 1994, which address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, the Company is required to report the unrealized gain or loss on securities that are held for sale and certain other equity securities. Since any such gains or losses are unrealized, and any actual gain or loss will not be determined unless and until there is a sale or other disposition of the securities, any unrealized gain is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity, rather than being reflected as income or loss for income statement purposes. At June 30, 1998, the Company recorded a valuation reserve for unrealized losses on such securities aggregating approximately $272,000, all of which relates to certain investments in mutual funds, which are classified as investments in marketable equity securities, and which the Company has held for several years and intends to continue to hold for the foreseeable future.

         YEAR 2000. The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather that four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, it is currently believed that the costs of addressing potential problems will not have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods. However, if the Company is unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner, and has established a reserve for expenses associated with resolving these issues as mentioned previously in this report. However, even if the Company is able to resolve any such issues with respect to its computerized information systems, there is no assurance that customers who utilize computer information systems to effectuate banking transactions, or the Company's vendors or financial institutions with which the Company does business, will not encounter problems that could adversely affect the Company's business.


                              Page 12 of 16 pages

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Annual Meeting of Shareholders was held on May 12, 1998.

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

        Directors Elected at the Annual Meeting:


-------------------------------- ------------------------------- -------------------------------
            Name of                        Number of                       Number of
       Nominee/Director                   Votes "For"                   Votes "Withheld"
-------------------------------- ------------------------------- -------------------------------
       George E. Langley                   4,229,510                         13,086
-------------------------------- ------------------------------- -------------------------------
      Douglas F. Tessitor                  4,229,180                         13,416
-------------------------------- ------------------------------- -------------------------------
        Max E. Williams                    4,228,698                         13,898
-------------------------------- ------------------------------- -------------------------------

         Directors Continuing in Office. The terms of office of the following incumbent directors extend to 1999 and, therefore, they did not stand for re-election at the 1998 Annual Meeting: Richard H. Barker, Charles G. Boone, William V. Landecena, and O. L. Mestad.

ITEM 5. OTHER INFORMATION

        None.


ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits:

               27.    Financial Data Schedule

        (B) Reports on Form 8-K: None.


                              Page 13 of 16 pages

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FOOTHILL INDEPENDENT BANCORP


Date: August 11, 1998                            By: /s/ CAROL ANN GRAF
                                                     ---------------------------
                                                         CAROL ANN GRAF
                                                         Senior Vice President
                                                         Chief Financial Officer
                                                         Assistant Secretary

                                   INDEX TO EXHIBITS


                                                                 Sequentially
        Exhibit       Description                                Numbered Page
        -------       -----------                                -------------

        Exhibit 27.   Financial Data Schedule