Form 10-Q
period 1998-09-30
FOOTHILL INDEPENDENT BANCORP
filed 1998-11-13
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1998
                                     ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    ------------------


                         Commission file number 0-11337
                                                -------


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

                        5,987,175 shares of Common Stock
                             as of November 5, 1998


                                  Exhibit Index on sequentially numbered Page 16

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                             September 30,  December 31,
                                                 1998           1997
                                             -----------    -----------
ASSETS

Cash and due from banks                       $  26,654      $  38,800
Federal funds sold                               10,400         30,550
                                              ---------      ---------
    Total Cash and Cash Equivalents              37,054         69,350
                                              ---------      ---------
Interest-bearing deposits in other
  financial institutions                         13,358          8,309
                                              ---------      ---------
Investment Securities Held-To-Maturity
  (approximate market value $12,256 in
  1998 and $15,171 in 1997:
    U.S. Treasury                                 6,996         11,385
    U.S. Government Agencies                      2,999            999
    Municipal Agencies                            2,150          2,476
    Other Securities                                 --             --
                                              ---------      ---------
      Total Investment Securities
        Held-to-Maturity                         12,145         14,860
                                              ---------      ---------
Investment Securities Available-For-Sale         84,268         30,906
                                              ---------      ---------
Loans, net of unearned discount and
  prepaid points and fees                       299,647        291,809
Direct lease financing                            3,823          4,749
Less reserve for possible loan and
  lease losses                                   (5,334)        (5,165)
                                              ---------      ---------
    Total Loans & Leases, net                   298,136        291,393
                                              ---------      ---------
Bank premises and equipment                       7,218          7,704
Accrued interest                                  2,753          2,654
Other real estate owned, net of allowance
  for possible losses
  of $19 in 1998 and $369 in 1997                 3,200          2,906
Cash surrender value of life insurance            4,414          4,041
Prepaid expenses                                  2,885          1,116
Deferred income taxes                                 1          1,889
Other assets                                        667            580
                                              ---------      ---------
    TOTAL ASSETS                              $ 466,099      $ 435,708
                                              =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Demand deposits                             $ 137,342      $ 127,476
  Savings and NOW deposits                       96,115         87,952
  Money market deposits                          76,083         64,931
  Time deposits in denominations of
    $100,000 or more                             44,869         49,064
  Other time deposits                            60,677         60,723
                                              ---------      ---------
    Total deposits                              415,086        390,146
                                              =========      =========

Accrued employee benefits                         1,732          1,664
Accrued interest and other liabilities            1,925          1,734
Long-term debt                                       87            123
                                              ---------      ---------
Total Liabilities                               418,830        393,667
                                              =========      =========
Stockholders' Equity

Contributed capital Capital stock --
  authorized 12,500,000 shares without
  par value; issued and outstanding
  5,985,699 shares in 1998 and 5,111,993
  in 1997                                        35,967         22,618
Additional Paid-in Capital                          659            659
Retained Earnings                                10,243         19,062
Accumulated Other Comprehensive Income              400           (298)
                                              ---------      ---------
    Total Stockholders' Equity                   47,269         42,041
                                              ---------      ---------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                  $ 466,099      $ 435,708
                                              =========      =========

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)

                                          Nine Months Ended      Three Months Ended
                                            September 30,            September 30,
                                         -------------------     -------------------
                                          1998         1997        1998        1997
                                         -------     -------     -------     -------
INTEREST INCOME
  Interest and fees on loans             $22,047     $22,445     $ 7,480     $ 7,647
  Interest on investment securities
    U.S. Treasury                            745         688         218         307
    Obligations of other U.S.
      government agencies                  1,209       1,192         583         371
    Municipal agencies                       270         286          90          94
    Other securities                         660         150         294          47
  Interest on deposits                       464         147         187          66
  Interest on Federal funds sold           1,372         926         491         309
  Lease financing income                     186         182          58          75
                                         -------     -------     -------     -------
    Total Interest Income                 26,953      26,016       9,401       8,916
                                         -------     -------     -------     -------

INTEREST EXPENSE
  Interest on savings & NOW deposis        1,057         980         369         337
  Interest on money market deposits        2,082       1,681         750         606
  Interest on time deposits in
  denominations of $100,000 or more        1,952       2,253         636         710
  Interest on other time deposits          2,360       2,343         780         785
  Interest on borrowings                       8          12           2           4
                                         -------     -------     -------     -------
    Total Interest Expense                 7,459       7,269       2,537       2,442
                                         -------     -------     -------     -------
    Net Interest Income                   19,494      18,747       6,864       6,474

PROVISION FOR LOAN AND LEASE LOSSES          575         381         200          50
                                         -------     -------     -------     -------
Net Interest Income After Provisions
  for Loan and Lease Losses               18,919      18,366       6,664       6,424
                                         -------     -------     -------     -------
OTHER INCOME
  Fees and service charges                 3,751       3,903       1,270       1,274
  Gain on sale SBA loans                       1         110           1          95
  Other                                       67         196          13          27
                                         -------     -------     -------     -------
    Total other income                     3,819       4,209       1,284       1,396
                                         -------     -------     -------     -------
OTHER EXPENSES
  Salaries and benefits                    7,850       7,795       2,794       2,697
  Occupancy expenses, net of
    revenue of $101 in 1998 and
    $97 in 1997                            1,604       1,587         542         528
  Furniture and equipment expenses         1,258       1,331         425         410
  Other expenses (Note 2)                  6,235       6,293       1,938       2,040
                                         -------     -------     -------     -------
    Total Other Expenses                  16,947      17,006       5,699       5,675
                                         -------     -------     -------     -------

INCOME BEFORE INCOME TAXES                 5,791       5,569       2,249       2,145
                                         -------     -------     -------     -------

PROVISION FOR INCOME TAXES                 2,131       2,100         827         823
                                         -------     -------     -------     -------

NET INCOME                               $ 3,660     $ 3,469     $ 1,422     $ 1,322
                                         =======     =======     =======     =======

EARNINGS PER SHARE OF COMMON STOCK
  Basic                                  $  0.62     $  0.60     $  0.24     $  0.23
                                         =======     =======     =======     =======
  Diluted (Note 3)                       $  0.58     $  0.57     $  0.23     $  0.22
                                         =======     =======     =======     =======

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (dollars in thousands)

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                             ACCUMULATED
                              NUMBER OF              ADDITIONAL                 OTHER
                               SHARES      CAPITAL     PAID-IN    RETAINED  COMPREHENSIVE
                             OUTSTANDING    STOCK      CAPITAL    EARNINGS      INCOME      TOTAL
                             -----------  --------   ----------   --------  -------------  -------
BALANCE, January 1, 1997      4,520,590    $15,406      $592      $ 20,607      $(383)     $36,222

  10% stock dividend
    distributed 6/20/97         457,167      6,058                  (6,058)                     --

  Fractional shares of
    stock dividend paid
    in cash                                                             (5)                     (5)

  Exercise of stock options      67,056        416                                             416

  Common stock issued under
    employee benefit and
    dividend reinvestment
    plans                        42,023        552                                             552

  Comprehensive Income
    Net Income                                                       3,469

  Unrealized security
    holding losses
    (Net of taxes $(3))                                                            63

  Total Comprehensive
    income                                                                                   3,532
                              ---------   --------      ----      --------       -----     -------
BALANCE, September 30, 1997   5,086,836   $ 22,432      $592      $ 18,013       $(320)    $40,717
                              =========   ========      ====      ========       =====     =======

BALANCE, January 1, 1998      5,111,993     22,618       659        19,062        (298)     42,041

  15% stock dividend
    distributed 7/7/98          779,314     12,469                 (12,469)                     --

  Fractional shares of
    stock dividend paid
    in cash                                                            (10)                    (10)

  Exercise of stock options      81,140        661        --                                   661

  Common stock issued
    under employee benefit
    and dividend
    reinvestment plans           13,252        219                                             219

  Comprehensive Income
    Net Income                                                       3,660

    Unrealized security
      holding gains
     (Net of taxes $165 )                                                          698

  Total Comprehensive
    Income                                                                                   4,358
                              ---------   --------      ----      --------       -----     -------
BALANCE, September 30, 1998   5,985,699   $ 35,967      $659      $ 10,243       $ 400     $47,269
                              =========   ========      ====      ========       =====     =======

See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                 ---------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1998           1997
------------------------------------------------               ---------       ---------
Cash Flows From Operating Activities:
-------------------------------------
  Interest and fees received                                   $  26,695       $  25,950
  Service fees and other income received                           3,383           3,947
  Financing revenue received under leases                            186             182
  Interest paid                                                   (7,551)         (7,534)
  Cash paid to suppliers and employees                           (18,248)        (14,350)
  Income taxes paid                                                 (333)         (1,262)
                                                               ---------       ---------
      Net Cash Provided (Used) by Operating Activities             4,132           6,933
                                                               ---------       ---------
Cash Flows From Investing Activities:
-------------------------------------
  Proceeds from maturity of investment securities (AFS)          111,416          70,806
  Purchase of investment securities (AFS)                       (163,991)        (64,886)
  Proceeds from maturity of investment securities (HTM)            5,807          11,272
  Purchase of investment securities (HTM)                         (3,046)        (25,621)
  Proceeds from maturity of deposits in
    other financial institutions                                  15,132          (4,647)
  Purchase of deposits in other financial
    institutions                                                 (20,181)          2,669
  Net (increase) decrease in credit card and
    revolving credit receivables                                     128            (255)
  Recoveries on loans previously written off                         393             306
  Net (increase) decrease in loans                                (8,430)          6,266
  Net (increase) decrease in leases                                  926          (2,201)
  Capital expenditures                                              (521)         (1,936)
  Proceeds from sale of other real estate owned                      106              93
  Proceeds from sale of property, plant and equipment                 49              62
  Purchase of other real estate owned
                                                               ---------       ---------
      Net Cash Provided (Used) in Investing Activities           (62,212)         (8,072)
                                                               ---------       ---------

Cash Flows From Financing Activities:
-------------------------------------
  Net increase (decrease) in demand deposits, NOW
    accounts, savings accounts, and money market deposits         29,191          22,304
  Net increase (decrease) in certificates of deposit
    with maturities of three months or less                        7,916           6,167
  Net increase (decrease) in certificates of deposit
    with maturities of more than three months                    (12,157)        (16,394)
  Proceeds from exercise of stock options                            661             416
  Proceeds from stock issued under employee benefit
    and dividend reinvestment plans                                  219             552
  Principal payment on long term debt                                (36)            (33)
  Dividends paid                                                     (10)             (5)
                                                               ---------       ---------
      Net Cash Provided by Financing Activities                   25,784          13,007
                                                               ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents             (32,296)         11,868
----------------------------------------------------
Cash and Cash Equivalents at Beginning of Year                    69,350          48,573
----------------------------------------------                 ---------       ---------

Cash and Cash Equivalents at September 30, 1998 & 1997         $  37,054       $  60,441
------------------------------------------------------         =========       =========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                       NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                       ---------------------------------------------

    RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
    -------------------------------------------------------------------------

                                                                1998          1997
                                                               -------       -------
Net Income                                                     $ 3,660       $ 3,469
----------

Adjustments to Reconcile Net Income to
--------------------------------------
    Net Cash Provided by Operating Activities
    -----------------------------------------

        Depreciation and amortization                              971           967
        Provision for possible credit losses                       575           381
        (Gain) loss on sale of equipment                           (13)           81
        Provision for deferred taxes                             1,888           (53)
        Increase (decrease) in taxes payable                       (90)          494
        (Increase) decrease in other assets                        (69)        1,691
        (Increase) decrease in interest receivable                 (99)           68
        Increase (decrease) in discounts and premiums               27            48
        Increase (decrease) in interest payable                    (92)         (265)
        (Increase) decrease in prepaid expenses                 (1,769)          101
        Increase (decrease) in accrued expenses and other
          liabilities                                             (420)          404
        Gain on sale of other real estate owned                    (50)          (93)
        Increase in cash surrender value of live insurance        (373)         (250)
        Gain on sale of SBA loans                                   (1)         (110)
                                                               -------       -------
               Total Adjustments                                   472         3,464
                                                               -------       -------

Net Cash Provided (Used) by Operating Activities               $ 4,132       $ 6,933
---------------------------------------------------------      =======       =======


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

                           SEPTEMBER 30, 1998 AND 1997

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

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for the three and nine month periods ended September 30, 1998 and 1997.

                                 Nine Months          Three Months
                                    Ended                Ended
                                September 30,         September 30,
                               1998       1997       1998       1997
                              ------     ------     ------     ------
Data processing               $  703     $  829     $  228     $  243
Marketing expenses               543        495        166        166
Office supplies, postage
  and telephone                  891      1,053        273        342
Bank Insurance                   425        362        154        110
Supervisory Assessments           81        110         27         38
Professional Expenses            995      1,014        329        554
Provision for OREO Loss          391        260         48         80
Provision for Y2K Expense        250         --         50         --
Other Expenses                 1,956      2,170        663        507
                              ------     ------     ------     ------
    Total Other Expenses      $6,235     $6,293     $1,938     $2,040
                              ======     ======     ======     ======

NOTE #3 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

                                             Nine Months Ended                  Three Months Ended
                                                September 30,                     September 30,
                                      --------------------------------   ---------------------------------
                                           1998             1997              1998              1997
                                      ---------------  ---------------   ---------------   ---------------
                                      Income   Shares  Income   Shares   Income   Shares   Income   Shares
                                      ------   ------  ------   ------   ------   ------   ------   ------
Net income as reported                $3,660           $3,469            $1,422            $1,322

Shares outstanding at period end*              5,986            5,849              5,986            5,849

Impact of weighting shares
  purchased during the period                    (53)             (76)                (3)             (32)
                                      ------   -----   ------   -----    ------    -----   ------   -----
    Used in Basic EPS                  3,660   5,933    3,469   5,773     1,422    5,983    1,322   5,817

Dilutive effect of outstanding
  stock options                                  401              265                400              271
                                      ------   -----   ------   -----    ------    -----   ------   -----
    Used in Dilutive EPS              $3,660   6,334   $3,469   6,038    $1,422    6,383   $1,322   6,088
                                      ======   =====   ======   =====    ======    =====   ======   =====


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

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at September 30, 1998.

The estimated fair value of the Bank's financial instruments are as follows:

                                                     September 30, 1998
                                               ----------------------------
                                               Carrying Amount   Fair Value
                                               ---------------   ----------
                                                   (dollars in thousands)
Financial Assets
    Cash and cash equivalents                     $ 37,054         $ 37,054
    Investment securities and deposits             109,771          109,882
    Loans                                          300,231          304,728
    Direct lease financing                           3,823            3,670

Financial Liabilities
    Deposits                                       415,086          413,865
    Long term debt                                      87               52

Unrecognized Financial Instruments
    Commitments to extend credit                    55,616           55,616
    Standby letters of credit                        2,727            2,727

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

RESULTS OF OPERATIONS

        NET INTEREST INCOME. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $390,000, or 6.2% and $747,000 or 4.0%, respectively, in the three and nine-month periods ended September 30, 1998, as compared to the same periods of 1997. These increases were primarily attributable to increases in the average volume of the Bank's earning assets, which resulted in increases in interest income of $485,000 or 5.4% and $937,000 or 3.6%, respectively, in the three and nine month periods ended September 30, 1998. The increases in interest income more than offset increases in interest expense of $95,000 or 3.9% and $190,000 or 2.6%, respectively, in those same three and nine month periods.

        A bank's net interest income is affected by a number of factors including the relative percentages or the "mix" of (i) the Bank's assets, between loans, on the one hand, on which the Bank is able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which the Bank is able to obtain somewhat lower rates of interest; (ii) variable and fixed rate loans in its loan portfolio, and (iii) demand and savings deposits, on the one hand, and time deposits (in denominations over or below $100,000), on the other. As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank with a high percentage of time deposits generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on time deposits, particularly those in denominations greater than $100,000 ("TCDs"), cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to terminate or "run-off" in order to reduce interest expense.

        The Bank attempts to reduce its exposure to interest rate fluctuations, and thereby at least to maintain and, if possible, to increase its net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCDs and other time deposits, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. The Bank's management has elected to allow maturing TCDs to "run-off" and has marketing programs in place designed to attract additional demand and savings deposits. As a result of these efforts, the average volume of demand and savings (including money market) deposits increased by $32,804,000, or 12.4% in nine months ended September 30, 1998 compared to the same nine months of 1997 and, at September 30, 1998 such deposits represented 75% of the Bank's total deposits as compared to 71% at September 30, 1997. However, at the same time, the rate of loan growth declined during the three and nine months ended September 30, 1998, which reduced the yields that the Bank was able to realize on its earning assets. This reduction, coupled with somewhat lower market rates of interest, caused the Bank's net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) to decline to 6.47% at September 30, 1998 from 6.89%
at September 30, 1997. However, during the three months ended September 30, 1998 the Bank's net interest margin increased to 6.47% from 6.33% at June 30, 1998, due primarily to purchases of higher yielding investment securities with available cash and cash equivalents and to a reduction in the Bank's interest expense that was primarily attributable to increases in the volume of non-interest bearing demand and lower-cost savings deposits, declines in the volume of TCDs, and the decline in market rates of interest.

        The ability of the Bank to maintain its net interest margin is not entirely within its control because the interest rates the Bank is able to charge on loans and the interest rates it must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board, and by economic and competitive conditions in the Bank's service areas that can affect loan demand and the interest rates a bank can charge on loans or must pay on deposits. In addition, the effect on a bank's net interest margins of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin.

        PROVISION FOR LOAN AND LEASE LOSSES. The Bank follows the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"), which is adjusted periodically to reflect changes in
(i) the volume of outstanding loans and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." The Bank made provisions for potential loan and lease losses of $200,000 and $575,000, respectively, in the three and nine-month periods ended September 30, 1998 compared to provisions of $50,000 and $381,000 for the corresponding periods of 1997. Net loan charge-offs for the nine months ended September 30, 1998, aggregated $406,000, representing fourteen hundredths of one percent (0.14%) of average loans and leases, as compared to net loan charge-offs for the same period in 1997 of $1,183,000, which represented forty-one hundredths of one percent (0.41%) of average loans and leases outstanding.

        OTHER INCOME. Other income declined by $112,000 or 8.0% and by $390,000 or 9.3% in the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The declines were primarily attributable to, (i) decreases in transaction fees and service charges collected on deposits and other banking transactions, and (ii) one time gains made in the first and second quarters of 1997 on sales of foreclosed properties, and gains on sales of SBA loans, for which no corresponding sales were made in 1998.

        OTHER EXPENSE. Other expense (which is also referred to as "non-interest expense"), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs and charges that are periodically made against income to establish reserves for possible losses on the disposition of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as "other real estate owned" or "OREO"). In addition, included in non-interest expense in the second and third quarters of 1998, were charges made to establish a reserve for expenses associated with compliance with Year 2000 ("Y2K") issues.

        Non-interest expense increased by approximately $24,000, or 0.4%, in the three-month period ended September 30, 1998 compared to the same period of 1997. However, non-interest expense decreased by $59,000, or 0.3%, in the nine-month period ended September 30, 1998 as compared to the same nine-month period of 1997 due primarily to reductions in data processing costs and furniture and equipment expenses. As a result, non-interest expense represented 69.9% and 72.7%, respectively, of operating income (net interest income plus other income), for the three and nine months ended September 30, 1998 compared to 72.1% and 74.1% for the same respective periods in 1997.

        The Company's management has decided to close the Bank's branch banking office in Walnut, California and to transfer the accounts at that office to other nearby branch offices of the Bank during the fourth quarter of 1998. Although the Walnut branch had been contributing to the overall profitability of the Bank, it had not been meeting performance and growth criteria established by management. After analyzing available alternatives, management concluded that the cost savings that could be realized from a closing of that branch would more than offset the loss of its contribution to the Bank's earnings. The Company expects some one-time increases in non-interest expense arising from the closure of the branch, but believes that those increases will not be material to the Company's operating results. At the same time the Bank is looking at sites, primarily in the San Gabriel Valley, for the establishment of a new branch banking office that will meet management's performance criteria.

        INCOME TAXES. Income taxes remained relatively unchanged during the three and nine month periods ended September 30, 1998 compared to the same periods of 1997, primarily as a result of a decrease in the Company's overall estimated tax rate to 36.7% at September 30, 1998 from 37.7% at September 30, 1997, which offset the effect of the increase in pre-tax income during that same period.

FINANCIAL CONDITION AND LIQUIDITY

        The Company's total assets increased by approximately $30,391,000 or 7.0% during the nine months from January 1, 1998 to September 30, 1998, while average total assets during that same nine-month period increased by $29,688,000 which also represented a 7.0% increase.

        At September 30, 1998, the Company had adequate cash resources with approximately $40,012,000 of cash held on deposit at other financial institutions, $96,413,000 of investment securities and $10,400,000 in federal funds sold.

        The Bank has instituted marketing programs that are designed to increase the volume of its loan portfolio and is continuing its programs that are designed to increase the volume of demand, savings and money market deposits, which are either non-interest bearing or bear interest at rates which are substantially lower than those paid on time deposits. At the same time, management has kept the interest rates it offers on TCDs, as well as on other time deposits, at slightly lower rates than the average market rates to discourage renewals of those deposits, and, in that manner, reduce the volume of those deposits at the Bank. As a result, at September 30, 1998, the volume of demand deposits and savings deposits at the Bank was $29,181,000, or 7.5%, higher than at December 31, 1997 and non-interest-bearing demand deposits, as a percentage of total deposits increased to 33.1% at September 30, 1998 from 32.7% at December 31, 1997. By contrast the volume of outstanding TCDs (time deposits in denominations of more than $100,000) declined by $4,195,000, or 8.6%, from the volume of such deposits that were outstanding at December 31, 1997.

        CAPITAL RESOURCES. It is the policy of the Company's Board of Directors to retain earnings to support the growth of the Bank rather that to pay cash dividends. The Company has declared stock dividends, however, including a 15% stock dividend in April 1998 which was paid to shareholders of record on June 15, 1998. The 15% dividend was accounted for by an approximate $12,469,000 reduction in retained earnings and a corresponding $12,469,000 increase in the stated capital of the Company.

        As a result of the increased earnings in the first nine months of 1998 and the retention of internally generated funds, the Company's total shareholders' equity increased by approximately $5,228,000 or 12.44% to $47,269,000 at September 30, 1998 from $42,041,000 at December 31, 1997. As a result, the Bank's Tier 1 leverage ratio was 9.8% at September 30, 1998 compared to 9.5% at December 31, 1997, and as of those same respective dates, the Bank's total risk-based capital ratios were 14.6% and 14.3%, respectively. The risk-based capital ratio is determined by weighting the bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Bank's Tier 1 capital and Tier 1 risk-based capital ratios compare favorably with other peer group banks.

        In October 1998, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company may purchase up to 300,000 shares of the Company's common stock in open market or private transactions. Although it is anticipated that the repurchase program will reduce, somewhat, the capital and capital ratios of both the Company and the Bank, the capital and capital ratios will nevertheless remain well above regulatory requirements.

        Under accounting principles, that became applicable to the Company in 1994, which address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, the Company is required to report the unrealized gain or loss on securities that are held for sale and certain other equity securities. Since any such gains or losses are unrealized, and any actual gain or loss will not be determined unless and until there is a sale or other disposition of the securities, any unrealized gain is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity, rather than being reflected as income or loss for income statement purposes. At September 30, 1998, the Company recorded a net valuation surplus for unrealized gains on such securities aggregating approximately $400,000, due primarily to increases in the market values of U. S. Government and municipal securities held in the Bank's investment portfolio, which resulted from the decline in market rates of interest that occurred at the end of September 1998.

        YEAR 2000. The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000, ("Y2K") problem is the result of computer programs being written using two digits (rather that four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company has initiated a Y2K compliance program and is currently in the testing phase of that program. The testing phase is scheduled to be completed by December 31, 1998 and Y2K compliance is scheduled to be achieved by March 31, 1999. The Company is also in the process of assessing the Y2K readiness of the Bank's major loan and deposit account customers to assess what risks the Bank may have in that area. It is currently believed that the costs of addressing potential problems will not have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods. However, if the Company is unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner, and has established a reserve for expenses associated with resolving these issues. However, even if the Company is able to resolve any such issues with respect to its computerized information systems, there is no assurance that customers who utilize computer information systems to effectuate banking transactions, or the Company's vendors or financial institutions with which the Company does business, will not encounter problems that could adversely affect the Company's business.

                         ------------------------------

FORWARD LOOKING INFORMATION AND
UNCERTAINTIES REGARDING FUTURE PERFORMANCE

        This Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking information, which reflects management's current views of the Company's future financial performance. The forward-looking information is subject to certain risks and uncertainties, including but not limited to the following:

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

               EFFECTS OF GROWTH. It is the intention of the Company to take advantage of opportunities to increase the Bank's business, either through acquisitions of other banks or the establishment of new banking offices. If the Bank does acquire any other banks or opens any additional banking offices, it is likely to incur additional operating costs that may adversely affect the Company's operating results, at least on an interim basis until any acquired bank is integrated into the Company's operations or the new banking office is able to achieve profitability.

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

                           PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

        In October 1998, the Board of Directors appointed Donna Miltenberger, the Company's Executive Vice President, and George Sellers and Richard Gallich, to the Board of Directors. Those appointments increased the number of directors of the Company from six to nine.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits:

            27.    Financial Data Schedule

        (B) Reports on Form 8-K: None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1998                    FOOTHILL INDEPENDENT BANCORP


                                            By:  /s/ CAROL ANN GRAF
                                               ---------------------------------
                                                     CAROL ANN GRAF
                                                  Senior Vice President
                                                 Chief Financial Officer
                                                   Assistant Secretary

                                 EXHIBIT INDEX

                                                                 Sequentially
        Exhibit                                                  Numbered Page
        -------                                                  -------------
        Exhibit 27.   Financial Data Schedule