Form 10-K405
period 1998-12-31
FOOTHILL INDEPENDENT BANCORP
filed 1999-03-30
CIK 718903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the transition period from ______ to ______

                         Commission file number 0-11337

                                ----------------

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

                         Rights to Purchase Common Stock
                        ---------------------------------
                                (Title of Class)

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

         As of March 19, 1999, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $78,466,972.50.

         As of March 19, 1999, there were 5,923,263 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Form 10-K is incorporated by reference form the Registrant's Definitive Proxy Statement which is expected to be filed with the Commission by April 30, 1999.

                                   ----------

                                                              Page 1 of __ Pages
                                  Exhibit Index on Sequentially numbered Page __

                                     PART I

ITEM 1.  BUSINESS

         Foothill Independent Bancorp (the "Company") is a one-bank holding company which owns all of the capital stock of Foothill Independent Bank, a California state-chartered bank (the "Bank"). The business of the Bank is carried on as a wholly-owned subsidiary of the Company. The Company is a California corporation and is registered under the Bank Holding Company Act of 1956, as amended. The Company, like other bank holding companies in the United States, is subject to regulation, supervision and periodic examination by the Board of Governors of the Federal Reserve System (commonly known as the Federal Reserve Board and referred to herein as the "FRB"). See "Supervision and Regulation - - Regulation of the Company."

         The Bank

         The Bank is engaged in the commercial banking business. It provides a wide range of commercial banking and related services, including the acceptance of deposits and the making of loans, that have been designed to meet the banking needs of individuals residing and businesses located primarily in the area of Southern California that includes the San Gabriel Valley of Los Angeles County and the western portions of San Bernardino and Riverside Counties commonly known as the "Inland Empire." The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank became a member of the Federal Reserve System on June 11, 1997.

         As a California state-chartered commercial bank that is a member of the Federal Reserve System (a "state member bank"), the Bank is subject to regulation, supervision and periodic examination, at the state level, by the California Department of Financial Institutions (the "DFI"), which is the successor to the Superintendent of Banks and, at the Federal level, by the FRB. Prior to June 1997, when the Bank became a member of the Federal Reserve System, the Bank was regulated at the Federal level by the FDIC. The change in its federal bank regulatory agency from the FDIC to the FRB is not expected to have a material effect on the Bank's operations or its financial condition or operating results. See "Supervision and Regulation -- Regulation of the Bank."

         The Bank presently operates 10 banking offices that are located in the communities of Glendora, Upland, Claremont, Irwindale, Ontario, Rancho Cucamonga, Covina, Glendale, Corona and Chino, California, that are within 10-to-45 miles east of the City of Los Angeles. An eleventh banking office, to be located in the city of Monrovia, is scheduled to be opened in April 1999.

         During 1998, the Bank closed its City of Walnut banking office, which was its smallest banking office, primarily because the opportunities for further growth in that area had become quite limited. The deposit accounts and lending relationships at that banking office were transferred to other nearby offices of the Bank and the closure of the Walnut office did not have any material impact on the Company's operating results.

         Services Provided by Foothill Independent Bank

         The Bank's organization and operations have been designed to meet the banking needs of individuals and small-to-medium sized businesses located in the San Gabriel Valley and the Inland Empire in Southern California, where the Bank conducts its operations. The Bank emphasizes personalized service and convenience of banking and attracts banking customers by offering services that are designed to meet the banking requirements of the customers in its communities. Drive-up or walk-up facilities and 24-hour Automated Teller Machines ("ATM's") are available at all of its banking offices. The Bank also offers a computerized telephone service which enables customers to obtain information concerning their bank deposit accounts telephonically at any time day or night.

         The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of commercial loans and real estate loans. In addition, the Bank provides safe deposit, collection, travelers checks, notary public and other customary non-deposit banking services.

         Deposits of Foothill Independent Bank

         Deposits represent the Bank's primary source of funds. The following table sets forth the different categories of deposits maintained at the Bank and the number of deposit accounts, the average balance of each account and the aggregate amount of the deposits in each such category, as of December 31, 1998:

       Type of              Number of    Average Account     Aggregate Amounts
       Account              Accounts         Balance            of Deposits
       -------              ---------    ---------------     -----------------
Demand                       16,155          $  8,662           $139,939,000(a)

Money Market(b)               9,261          $ 15,656           $144,988,000

Savings                      10,084          $  3,367           $ 33,954,000

TCDs(c)                         295          $196,834           $ 58,066,000(d)

Other Time Deposits(c)        2,877          $ 13,805           $ 39,717,000(e)

----------

         (a) Includes $1,288,000 of municipal and other government agency deposits.

         (b)      Includes "NOW" checking accounts.

         (c) As used in this Report, the term "TCDs" means time certificates of deposit in denominations greater than $100,000, the term "other time deposits" means certificates of deposits in denominations of $100,000 or less and the term "time deposits" shall mean TCDs and other time deposits, collectively.

         (d) Includes $1,291,000 of municipal and other government agency deposits.

         (e) Includes $424,000 of municipal and other government agency deposits.

         During the twelve months ended December 31, 1998, average demand deposits increased by approximately $16,456,000 or 14.0%; average money market & NOW checking accounts deposits increased by approximately $17,655,000 or 14.9%; average savings deposits increased by approximately $733,000 or 2.2%; and average time deposits decreased by approximately $4,457,000 or 4.0%, which was the result of a decrease of $758,000 in TCD's and a decrease of approximately $3,699,000 in other time deposits.

         Although there are some public agency depositors that carry large deposits with the Bank, the Bank does not believe it is dependent on a single customer or a few customers for its deposits. Most of the Bank's deposits are obtained from individuals and small and moderate size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effect on liquidity which can result from the loss of a substantial depositor. No individual, corporate or public agency depositor accounted for more than approximately 2% of the Bank's total deposits and the five largest deposit accounts represented, collectively 5% of total deposits.

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

                                                                    Year Ended December 31,
                                         ------------------------------------------------------------------------------
                                                  1998                        1997                         1996
                                         ----------------------    ------------------------     -----------------------
                                          Average      Percent      Average        Percent       Average        Percent
                                          Balance      of Total     Balance        of Total      Balance       of Total
                                         ----------    --------    ----------      --------     ----------     --------
                                                                    (Dollars in Thousands)
ASSETS
Investment Securities
     Taxable                             $   53,808       11.7%    $   46,050        10.9%      $   38,410        9.7%
     Non-Taxable                              6,846        1.5          7,114         1.7            7,810        1.9
Federal Funds Sold & Repos                   30,219        6.6         23,673         5.6           20,033        5.0
Due from Banks - Time Deposits               11,787        2.5          4,215         1.0            7,391        1.8
Loans                                       306,381       66.8        286,438        67.8          278,560       69.4
Direct Lease Financing                        4,086        0.9          4,395         1.0            2,205        0.6
Reserve for Loan and Lease Losses            (5,252)      (1.1)        (4,246)       (1.0)          (4,012)      (1.0)
                                         ----------      -----     ----------       -----       ----------      -----
Net Loans and Leases                        305,215       66.6        286,587        67.8          276,753       69.0
                                         ----------      -----     ----------       -----       ----------      -----
     Total Interest Earning Assets          407,875       88.9        367,639        87.0          350,397       87.4

Cash and Non-interest Earning Assets         30,746        6.7         33,548         7.9           29,308        7.3
Net Premises, Furniture and Equipment         7,392        1.6          7,673         1.8            7,477        1.9
Other Assets                                 12,982        2.8         13,754         3.3           13,726        3.4
                                         ----------      -----     ----------       -----       ----------      -----
     Total Assets                        $  458,995      100.0%    $  422,614       100.0%      $  400,908      100.0%
                                         ==========      =====     ==========       =====       ==========      =====

LIABILITIES AND STOCKHOLDERS EQUITY

Savings Deposits (1)                     $  169,617       37.0%    $  151,319        33.0%      $  140,258       33.2%
Time Deposits                               106,855       23.3        111,129        24.2          121,453       28.7
Long-term Borrowings                            101        -              147         -                190        -
                                         ----------      -----     ----------       -----       ----------      -----
     Total Interest-Bearing Liabilities     276,573       60.3        262,595        57.2          261,901       61.9

Demand Deposits                             134,141       29.2        117,711        25.6          102,802       24.4
Other Liabilities                             3,532        0.8          3,688         0.8            2,898        0.7
                                         ----------      -----     ----------       -----       ----------      -----
     Total Liabilities                      414,246       90.3        383,994        83.6          367,601       87.0
Stockholders' Equity                         44,749        9.7         38,620         8.4           33,307        7.9
                                         ----------      -----     ----------       -----       ----------      -----
     Total Liabilities and
       Stockholders' Equity              $  458,995      100.0%    $  422,614        92.0%      $  400,908       94.9%
                                         ==========      =====     ==========       =====       ==========      =====

-----------

(1)      Includes NOW, Super NOW and Money Market Account

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

                                                                    YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------------------------------------------
                                           1998                               1997                             1996
                             -------------------------------    ------------------------------   -----------------------------
                              AVERAGE                AVERAGE    AVERAGE                AVERAGE   AVERAGE               AVERAGE
                              BALANCE    INTEREST     RATE      BALANCE    INTEREST      RATE    BALANCE    INTEREST     RATE
                             ---------   ---------   -------    ---------  ---------   -------   -------    ---------  -------
                                                                     (Dollars in Thousands)
EARNING ASSETS:

Investment Securities
  U.S. Treasury............. $  15,896    $   950     6.0%    $  16,610    $   984       5.9%   $  4,025    $   236      5.9%
  U.S. Government Agencies..    34,564      1,974     5.7        26,046      1,460       5.6      31,253      1,743      5.6
  Municipal Leases(1).......     6,788        584     8.6         7,114        596       8.4       7,810        589      7.5
  Other Securities..........     3,546        257     7.2         3,394        201       5.9       3,132        192      6.1
                             ---------    -------             ---------    -------              --------    -------
   Total Investment
    Securities..............    60,794      3,765     6.2        53,164      3,241       6.1      46,220      2,760      6.0

Federal Funds Sold..........    30,219      1,560     5.2        23,673      1,274       5.4      20,033      1,070      5.3
Due form Banks - Time
 Deposits...................    11,787        662     5.6         4,215        241       5.7       7,391        402      5.4
Loans(2)....................   306,381     30,232     9.9       286,438     30,231      10.6     278,560     30,939     11.1
Lease Financing(1)).........     4,086        384     9.4         4,395        398       9.1       2,205        185      8.4
                             ---------    -------             ---------    -------              --------    -------
Total Interest-Earning
 Assets(1).................. $ 413,267    $36,603     8.9%    $ 371,885    $35,385       9.5%   $354,409    $35,356     10.0%
                             =========    =======             =========    =======              ========    =======

INTEREST BEARING LIABILITIES

Domestic Deposits and
 Borrowed Funds:
  Savings Deposits(3)....... $ 169,617    $ 4,232     2.5%    $ 151,319    $ 3,624       2.4%   $140,258    $ 3,100      2.2%
  Time Deposits.............   106,855      5,585     5.2%      111,129      6,099       5.5%    121,453      6,750      5.6%
  Long-Term borrowings......       101         10     9.9%          147         15      10.2%        190         19     10.0%
                             ---------    -------             ---------    -------              --------    -------
   Total Interest-Bearing
    Liabilities............. $ 276,573    $ 9,827     3.6%    $ 262,595    $ 9,738       3.7%  $261,901     $ 9,869      3.8%
                             =========    =======             =========    =======             ========     =======

         The table below shows the net interest earnings and the net yield on average earning assets:

                                                                                 1998             1997            1996
                                                                                 ----             ----            ----
                                                                                           ($ in thousands)
Total Interest Income(1)(2)...............................................     $ 36,603         $ 35,385        $ 35,387

Total Interest Expense(3).................................................     $  9,827         $  9,738        $  9,738

Net Interest Earnings(1)(2)...............................................     $ 26,776         $ 25,647        $ 25,349

Net Average Earning Assets(2).............................................     $413,267         $371,885        $354,409

Net Yield on Average Earning Assets(1)(2).................................        6.5%             6.9%            7.2%

Net Yield on Average Earning Assets (excluding Loan Fees)(1)(2)...........        6.0%             6.4%            6.6%

----------

(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 37.8 percent for 1998, 35.9 percent for 1997 and 37.0 percent for 1996.

(2) Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $5,252,000 in 1998, $5,165,000 in 1997 and
         $4,012,000 in 1996. Loan fees of $1,925,000 in 1998, $2,556,000 in 1997 and $2,891,000 in 1996 are included in loan interest income. Average loan balances include loans placed on non-accrual status during the period presented, but interest on such loans is excluded. There were sixteen non-accruing loans at December 31, 1998, twenty-seven at December 31, 1997 and twenty-one at December 31, 1996.

(3)      Includes NOW, Super NOW, and Money Market Deposit Accounts.

         The following table sets forth year-to-year changes in interest earned, including loan fees, and interest paid. The net increase (decrease) is segmented into the changes attributable, respectively, to variations in volume and variations in interest rates. Changes in interest earned and interest paid due to both rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

                                      INVESTMENT
                                      SECURITIES
                                    ---------------
                                             NON-       FEDERAL                 DIRECT
                                    TAX-     TAX-        FUNDS                   LEASE         TIME
INTEREST EARNED ON:                 ABLE    ABLE(1)      SOLD       LOANS(2)   FINANCING     DEPOSITS
-------------------                 ----    -------     -------     --------   ---------     --------
                                                              (In Thousands)
1998 compared to 1997 -
 Increase (decrease) due to:
     Volume Changes                 $467    $   (33)    $   340     $ 2,206     $   (29)    $   425
     Rate Changes                     69         21         (54)     (2,205)         15          (4)
                                    ----    -------     -------     -------     -------     -------

  Net Increase (Decrease)           $536    $   (12)    $   286     $     1     $   (14)    $   421
                                    ====    =======     =======     =======     =======     =======

1997 compared to 1996 -
 Increase (decrease) due to:
     Volume Changes                 $438    $   (52)    $   196         999     $   197     $  (181)
     Rate Changes                     36         59           8      (1,707)         16          20
                                    ----    -------     -------     -------     -------     -------
Net Increase (Decrease)             $474    $     7     $   204        (708)    $   213     $  (161)
                                    ====    =======     =======     =======     =======     =======

                                     SAVINGS       OTHER TIME       LONG TERM       REPURCHASE
INTEREST PAID ON:                    DEPOSITS       DEPOSITS      BORROWINGS(3)     AGREEMENTS     TOTAL
-----------------                    --------      ----------     -------------     ----------     -----
1998 compared to 1997 -
 Increase (decrease) due to:
    Volume Changes                    $ 452          $(230)          $  (5)            $ --        $ 217
    Rate Changes                        156           (284)             --               --         (128)
                                      -----          -----           -----             ----        -----
Net Increase (Decrease)               $ 608          $(514)          $  (5)            $ --        $  89
                                      =====          =====           =====             ====        =====

1997 compared to 1996 -
 Increase (decrease) due to:
    Volume Changes                    $ 254          $(568)          $  (4)            $ --        $(318)
    Rate Changes                        270            (83)             --               --          187
                                      -----          -----           -----             ----        -----
Net Increase (Decrease)               $ 524          $(651)          $  (4)            $ --        $(131)
                                      =====          =====           =====             ====        =====

----------

(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 37.8% for 1998 and 35.9% for 1997.

(2) Includes a decrease in loan fees of $631,000 in 1998 and a decrease of $350,000 in 1997.

(3) Long term borrowings in 1998 and 1997 consist of an obligation secured by deed of trust that bears interest at 10.0%.

         Investment Portfolio

         The objectives of the Bank's investment policy is to manage interest rate risk, provide adequate liquidity and reinvest in the Bank's market areas, while maximizing earnings with a portfolio of investment-grade securities. Each security purchased is subject to the credit and maturity guidelines defined in the investment policy and is reviewed regularly to verify its continued credit worthiness.

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

         The following table summarizes the components of the Company's investment securities at the dates indicated (in thousands):

                                                           December 31,
                          -------------------------------------------------------------------------------
                                  1998                         1997                        1996
                          ----------------------      ----------------------      -----------------------
                          Amortized      Market       Amortized      Market       Amortized       Market
                            Cost          Value         Cost          Value         Cost          Value
                          ---------      -------      ---------      -------      ---------       -------
INVESTMENT SECURITIES
  HELD-TO-MATURITY:

U. S. Treasury and
  Agency                   $ 8,997       $ 9,054       $12,384       $12,432       $ 2,796       $ 2,800
State and Political
  Subdivisions               1,580         1,604         2,476         2,489         2,529         2,538
Other Securities             2,250         2,250           250           250           250           250
                           -------       -------       -------       -------       -------       -------

  Total Investment
   Securities              $12,827       $12,908       $15,110       $15,171       $ 5,575       $ 5,588
                           =======       =======       =======       =======       =======       =======

INVESTMENT SECURITIES
  AVAILABLE-FOR-SALE

U. S. Treasury and
  Agency                   $65,444       $65,620       $22,956       $22,978       $31,877       $31,800
State and Political
  Subdivisions               5,057         5,079         4,749         4,763         4,772         4,792
Other Securities            23,006        22,719         3,538         3,218         3,238         2,885
                           -------       -------       -------       -------       -------       -------

  Total Investment
   Securities              $93,507       $93,418       $31,243       $30,959       $39,887       $39,477
                           =======       =======       =======       =======       =======       =======

----------

(1) Includes, in 1998 and 1997, non-rated certificates of participation evidencing ownership interests in the California Statewide communities Development Authority - San Joaquin County Limited Obligation Bond Trust with amortized cost values of $3,980,000 and $4,413,000 and market values of $3,988,000 and $4,427,000 at December 31, 1998 and 1997, respectively.

         The following table shows the maturity of investment securities at December 31, 1998, and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 37.8% tax rate) of such securities.

                                                    AFTER ONE              AFTER FIVE
                               WITHIN               BUT WITHIN             BUT WITHIN                AFTER
                              ONE YEAR              FIVE YEARS              TEN YEARS              TEN YEARS
                         ------------------     ------------------      ------------------      ----------------
                         AMOUNT       YIELD     AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT     YIELD
                         -------      -----     -------      -----      -------      -----      ------     ----
INVESTMENT SECURITIES
  HELD-TO-MATURITY:

U. S. Treasury and
  Agencies               $ 6,997      6.04%     $ 2,000       5.52%     $    --         --%     $   --       --%
State and Political          518      6.30%       1,062       0.068          --                              --
Other Securities           2,250        --           --         --           --         --          --       --
                         -------      ----      -------      -----      -------      -----      ------     ----

  Total Investment
   Securities            $ 9,765      6.05%     $ 3,062       5.96%     $    --         --%     $   --       --%
                         =======      ====      =======      =====      =======      =====      ======     ====

INVESTMENT SECURITIES
  AVAILABLE-FOR-SALE

U. S. Treasury and
  Agencies               $33,053      5.78%     $32,567       5.74%     $    --         --%     $   --       --%
State and Political           --        --        4,318       0.089         761       4.51%         --       --
Other Securities          22,719        --           --         --           --         --          --       --
                         -------      ----      -------      -----      -------      -----      ------     ----
                         $55,772      5.76%     $36,885       6.09%     $   761       4.51%     $   --       --%
                         -------      ----      -------      -----      -------      -----      ------     ----

  Total Investment
   Securities            $65,537      5.80%     $39,947       6.08%     $   761       4.51%     $   --       --%
                         =======      ====      =======      =====      =======      =====      ======     ====

         Loan Portfolio

         The following table sets forth the amount of loans outstanding at December 31 of each of the years in the five year period ended December 31, 1998.

                                                                     December 31,
                                        ---------------------------------------------------------------------
                                          1998           1997           1996           1995           1994
                                        ---------      ---------      ---------      ---------      ---------
TYPES OF LOANS                                                     (In Thousands)
-------------
Domestic:
  Commercial, Financial
     and Agricultural                   $  42,106      $  44,296      $  40,979      $  44,801      $  67,551
  Real Estate Construction                 15,602         10,895         12,008         32,745         33,155
  Real Estate Mortgage(1)                 224,530        228,630        231,012        171,321        129,650
  Consumer Loans                            7,011          6,450          8,157         10,887         15,986
  Lease Financing(2)                        3,704          4,749          2,864          2,086          3,727
  All other Loans
    (including overdrafts)                  2,169          2,203            407            178            112
                                        ---------      ---------      ---------      ---------      ---------
Subtotal:                                 295,122        297,223        295,427        262,018        250,181

Less:
  Unearned Discount                          (539)          (665)          (797)          (864)        (1,165)
  Reserve for Loan and Lease Losses        (5,576)        (5,165)        (4,744)        (3,644)        (3,145)
                                        ---------      ---------      ---------      ---------      ---------
Total:                                  $ 289,007      $ 291,393      $ 289,886      $ 257,510      $ 245,871
                                        =========      =========      =========      =========      =========

----------

(1) A portion of these loans were made, not for the purpose of financing real properties, but for commercial or agricultural purposes. However, in accordance with the Bank's credit policies, such loans were secured by deeds of trust on real properties and, therefore, are classified as real mortgage loans.

(2) Lease financing includes residual values of $0 for 1998; $0 for 1997; $33,000 for 1996; $322,000 for 1995 and $567,000 for 1994, and is net
         of unearned income of $249,000 for 1998; $694,000 for 1997; $329,000 for 1996; $252,000 for 1995 and $391,000 for 1994.

MATURITIES AND SENSITIVITIES TO INTEREST RATES

The following table shows the maturities and sensitivities to changes in interest rates on loans outstanding at December 31, 1998.

                                                             MATURING
                                      --------------------------------------------------------
                                       WITHIN          ONE TO        AFTER FIVE
                                      ONE YEAR       FIVE YEARS        YEARS           TOTAL
                                      --------       ----------      ----------       --------
                                                          (In Thousands)
Domestic:
  Commercial and Agricultural         $ 31,265        $  8,443        $  2,398        $ 42,106
  Real Estate and Construction          11,991              --           3,611          15,602
  Real Estate and Mortgage              64,107          60,586          99,837         224,530
  Consumer Loans                         3,027           3,394             590           7,011
  Lease Financing                          129           3,360             215           3,704
  All other Loans                        1,600             558              11           2,169
                                      --------        --------        --------        --------
      Total                           $112,119        $ 76,341        $106,662        $295,122
                                      ========        ========        ========        ========

         Of the total amount of loans (exclusive of loans on non-accrual status) outstanding as of December 31, 1998 that had maturities of more than one year, $78,368,000 had predetermined, or fixed, rates of interest and $99,227,000 had floating or adjustable rates of interest.

         Asset/Liability Management

         The table below sets forth information concerning the interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1998. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

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

                                                         Over Three     Over One
                                            Three         Through        Year           Over          Non-
                                            Months        Twelve        Through         Five        Interest
                                           or Less        Months       Five Years       Years        Bearing         Total
                                          ---------      ---------     ----------     ---------     ---------      ---------
                                                                         (Dollars in Thousands)
Assets
Interest-bearing deposits in banks        $   6,435      $   8,608      $             $      --     $              $  15,043
Investment securities                        35,751         28,195         39,947           761         1,591        106,245
Federal Funds Sold                           13,000                                          --            --         13,000
Net loans                                   100,480          9,828         72,616       105,851           232        289,007
Noninterest-earning assets                       --             --             --            --        45,782         45,782
                                          ---------      ---------      ---------     ---------     ---------      ---------
     Total assets                         $ 155,666      $  46,631      $ 112,563     $ 106,612     $  47,605      $ 469,077
                                          ---------      ---------      ---------     ---------     ---------      ---------

Liabilities and Stockholders' Equity:

Noninterest-bearing deposits              $      --      $      --      $      --     $      --     $ 139,939      $ 139,939
Interest-bearing deposits                   221,718         48,292          6,715                                    276,725
Short-term borrowings                            --             --             --            --            --             --
Long-term borrowings                             --             55             19            --            --             74
Other liabilities                                --             --             --            --         3,960          3,960
Stockholders' equity                             --             --             --            --        48,379         48,379
                                          ---------      ---------      ---------     ---------     ---------      ---------
     Total liabilities and
       stockholders equity                $ 221,718      $  48,347      $   6,734     $      --     $ 192,278      $ 469,077
                                          ---------      ---------      ---------     ---------     ---------      ---------
Interest rate sensitivity gap             $ (66,052)     $  (1,716)     $ 105,829     $ 106,612     $(144,673)     $      --
                                          =========      =========      =========     =========     =========      =========
Cumulative interest rate
  sensitivity gap                         $ (66,052)     $ (67,768)     $  38,061     $ 144,673     $      --      $
                                          =========      =========      =========     =========     =========      =========

         The Company's management also utilizes the results of a dynamic simulation model to quantify the estimated impact of sustained changes in interest rates on the interest expected to be earned on all interest earning assets and the interest that will be paid on all interest bearing liabilities, to arrive at an estimate of the effects of the interest rate changes on net interest income. This sensitivity analysis is compared to policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rate shift in rates over a 12-month period is assumed.

         The following reflects the Company's net interest income sensitivity analysis as of December 31, 1998:


                                             Estimated Net              Market Value
                                            Interest Income       ------------------------
       Simulated Rate Changes                 Sensitivity         Assets       Liabilities
       ----------------------               ---------------      --------      -----------
          +200 basis points                     -7.82%           $451,298       $416,459
          -200 basis points                     +2.16%           $490,138       $418,039

         As indicated in above table, the simulation model predicts that a 200 basis point increase in interest rates would result in a 7.82% decline in net interest income, based primarily on the assumptions that interest rates paid on deposits would increase immediately, whereas interest rates paid by borrowers on outstanding variable rate loans would increase more gradually and interest paid on fixed rate loans would not increase. By contrast, the simulation model predicts that a 200 basis point decline in interest rates would result in a 2.16% increase in net interest income, primarily on the assumption that such a decline would result in a reduction in interest paid on deposits, that would more than offset the decrease in interest income from variable rate loans. The estimated net interest income sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows, and other assumptions. While the assumptions used are based on current economic and local market conditions, there is not assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

         Risk Elements

                  Non-accrual, Past Due and Restructured Loans

                                                          December 31,
                                     -------------------------------------------------------
                                      1998        1997        1996        1995        1994
                                     -------     -------     -------     -------     -------
                                                          (In Thousands)
Loans More Than 90 Days
 Past Due(1):
  Aggregate Loan Amounts:
    Commercial...................    $     8     $    --     $   500     $   584     $   281
    Real Estate..................         --          --       2,328         869       2,117
    Consumer.....................         12           7           1           3          51
    Aggregate Leases.............         17          --          --          --          --
Troubled Debt Restructurings (2).      3,042       2,880       4,787       6,397       1,337
Non-Accrual Loans (3)............      6,347      11,458      11,623      12,620       8,621
                                     -------     -------     -------     -------     -------
                                     $ 9,426     $14,345     $19,239     $20,473     $12,407
                                     =======     =======     =======     =======     =======

----------

(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.

(2) Troubled Debt Restructuring are loans which have been renegotiated to provide a deferral of interest or principal. The terms of the restructured loans did not involve any deferrals of interest and interest collected in 1998, 1997, 1996, 1995 and 1994 were the same amounts that would have been collected in accordance with the original terms of the loans.

(3) Ordinarily, a loan is placed on non-accrual status (that is, accrual of interest on the loan is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely. There were sixteen loans on non-accrual status at December 31, 1998; twenty-seven loans at December 31, 1997; twenty-one loans at December 31, 1996; forty-five loans at December 31, 1995 and sixty loans at December 31, 1994. The amount of interest that would have been collected on these loans had they remained current in accordance with their original terms was $967,000 in 1998, $981,000 in 1997, $1,488,000 in 1996, $985,000 in 1995 and $510,000 in 1994.

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

         The Bank considers a loan to be impaired when, based upon current information and events, it believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Bank principally evaluates those loans, both performing and non-performing, that are large non-homogenous loans in its commercial and real estate mortgage and construction loan portfolios which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. In general, payment delays of less than 90 days or payment shortfalls of less than 1% are deemed insignificant and would not necessarily result in classification of a loan as impaired. However, management considers all non-accrual loans to be impaired. The Bank does not consider all non-accrual loans to be impaired.. The Bank does not consider smaller balance, homogenous loans in determining loan impairment. These loans include consumer installment, credit card and direct lease financing.

         Loans identified as impaired are placed on non-accrual status and are evaluated for write-off, write-down or renegotiations with the borrower. Impaired loans are charged-off when the possibility of collecting the full balance of the loan becomes remote. The reserves set aside for possible losses related to impaired loans totaled approximately, $1,363,000 for the year ended December 31, 1998 and were included in the Bank's Reserve for Loan Losses at December 31, 1997. The average balance of the impaired loans amounted to approximately $10,530,000 for the year ended December 31, 1998. Cash receipts during 1998 applied to reduce principal balances and recognized as interest income were approximately $5,780,,000 and $547,000, respectively. For additional information regarding SFAS 114, see Note 5 to the Company's Consolidated Financial Statements set forth in part II, Item 8 of this Report.

         Potential Problem Loans

         At December 31, 1998, there were no loans on accrual status where there were serious doubts as to the ability of the borrower to comply with then present loan repayment terms.

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

         Summary of Loan and Lease Loss Experience

         The following table sets forth an analysis of the Bank's loan and lease loss experience, by category, for the past five years.

                                                                            YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------
                                                           1998         1997         1996         1995         1994
                                                         ---------    ---------    ---------    ---------    ---------
                                                                           (Dollars in Thousands)
Average amount of loans and Agricultural and leases
 outstanding(1)......................................    $ 310,467    $ 290,833    $ 280,765    $ 252,402    $ 222,291
                                                         =========    =========    =========    =========    =========
Loan and lease loss reserve balance at
 beginning of year...................................    $   5,165    $   4,744    $   3,644    $   3,145    $   2,328
                                                         ---------    ---------    ---------    ---------    ---------
Charge-Offs:
  Domestic:
    Commercial, financial and agricultural...........         (423)        (391)         (96)      (1,414)      (1,114)
    Real Estate-construction.........................           --           --           --           --           --
    Real Estate-mortgage.............................         (274)      (1,191)      (1,365)        (543)        (516)
    Consumer Loans...................................          (45)         (64)        (142)        (109)        (207)
    Lease Financing..................................          (21)          --           --           --
    Other............................................         (127)
                                                         ---------    ---------    ---------    ---------    ---------
                                                              (869)      (1,667)      (1,603)      (2,066)      (1,837)
  Foreign:...........................................           --           --           --           --           --
                                                         ---------    ---------    ---------    ---------    ---------
Recoveries:
  Domestic:
    Commercial, financial and agricultural...........    $     202    $     102    $     295    $     284    $      78
    Real Estate-construction.........................           --           --           --           --           --
    Real Estate-mortgage.............................          300          254          152          186          140
    Consumer Loans...................................            3           51           56           79           72
    Lease Financing..................................           --           --           --           --           --
                                                         ---------    ---------    ---------    ---------    ---------
                                                               505          407          503          549          290
  Foreign:...........................................           --           --           --           --           --
                                                         ---------    ---------    ---------    ---------    ---------
Net Charge-Offs......................................         (364)      (1,260)      (1,100)      (1,517)      (1,547)
Additions charged to operations......................          775        1,681        2,200        2,016        2,364
                                                         ---------    ---------    ---------    ---------    ---------
Loan and lease loss reserve balance at end of year...    $   5,576    $   5,165    $   4,744    $   3,644    $   3,145
                                                         =========    =========    =========    =========    =========
Ratios:
  Net charge-offs during the year to average loans
   and leases outstanding during the year............         0.12%        0.43%        0.39%        0.60%        0.70%
  Loan loss reserve to total gross loans.............         1.89%        1.74%        1.61%        1.39%        1.26%
  Net loan charge-offs to loan loss reserve..........         6.53%       24.39%       23.19%       41.63%       49.19%
  Net loan charge-offs to provision for loan losses..        46.97%       74.96%       50.00%       75.25%       65.44%
  Loan loss reserve to non-performing loans(2).......        87.85%       45.05%       32.82%       25.88%       28.41%

----------

(1)      Net of unearned discount.

(2) For purposes of this ratio, non-performing loans consist of loans more than 90 days past due and non-accrual loans. Troubled restructured loans have been excluded because they are performing in accordance with the revised terms thereof.

         Loans and leases are charged against the reserve for loan losses (the "Loan Loss Reserve") when management believes that the collectability of principal is unlikely. The Loan Loss Reserve is replenished through provisions charged against current period income. The amount of the provision is determined by management based on periodic evaluations of the loan and lease portfolio which result in the establishment of (i) specific reserves for specific problem loans and leases, based on such factors as a deterioration in the financial condition of the borrower, a decline in the value of the assets securing repayment of the loan or payment delinquencies by the borrower, and (ii) general reserves for unidentified potential losses in the loan and lease portfolio, based upon historical experience and periodic evaluations of prevailing and anticipated economic conditions, such as increases in interest rates or the onset of recessionary conditions in the Bank's market areas, which can affect the ability of borrowers to meet their payment obligations to the Bank.

         Loan charge-offs are, in accordance with applicable accounting principles, applied against and result in a reduction in the amount of the Bank's Loan Loss Reserve. As a consequence, it is necessary for the Bank to replenish the Loan Loss Reserve from time to time, through additional "provisions" charged against operating income, to bring the Reserve back to a level which management deems adequate in light of economic conditions.

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

         The Reserve for Loan Losses should not be interpreted as an indication that charge-offs will occur in the amounts or proportions shown in the table above, or that the allocation of the reserve set forth in the table below indicates future charge-off trends. While management believes that the Reserve for Loan Losses is adequate, future additions to the Reserve can be expected as a result of any of a number of factors, including changes in the incurrence of currently unanticipated losses on loans in the loan portfolio due to deterioration in the financial condition of the borrowers. In addition, both Federal and state banking regulatory agencies, as an integral part of their periodic oversight examinations of the Bank, routinely review the Loan Loss Reserve and often recommend additions to the Reserve based on their evaluation of the loan portfolio. See "Supervision and Regulation."

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

                                                                 Year Ended December 31,
                                         --------------------------------------------------------------------
                                                 1998                     1997                    1996
                                         --------------------      --------------------    ------------------
                                                       % of                      % of                  % of
                                         Reserve     Loans to      Reserve     Loans to    Reserve   Loans to
                                          Loan        Total         Loan        Total       Loan       Total
                                         Losses       Loans        Losses       Loans      Losses      Loans
                                         -------      ------       -------      ------     -------     ------
                                        (Dollars in Thousands)               (Dollars in Thousands)
Domestic:
    Commercial, Financial
      and Agricultural                   $ 3,745       14.27%      $ 2,128       14.90%    $ 1,148      13.87%
    Real Estate-construction                  91        5.29%          302        3.67%        169       4.06%
    Real Estate-mortgage                   1,630       76.08%        2,415       76.92%      2,899      78.20%
    Installment loans to individuals          76        2.38%           79        2.17%         77       2.76%
    Lease financing                           34        1.26%           96        1.60%         17       0.97%
    Other                                     --        0.72%          145        0.74%        434       0.14%
                                         -------      ------       -------      ------     -------     ------
                                         $ 5,576      100.00%      $ 5,165      100.00%    $ 4,744     100.00%
                                         =======      ======       =======      ======     =======     ======

                                                    Year Ended December 31,
                                         ----------------------------------------------
                                                1995                       1994
                                         --------------------      --------------------
                                                       % of                      % of
                                         Reserve     Loans to      Reserve     Loans to
                                          Loan        Total         Loan        Total
                                         Losses       Loans        Losses       Loans
                                         -------      ------       -------      ------
Domestic:
    Commercial, Financial
      and Agricultural                   $ 1,093       17.10%      $ 1,493       27.00%
    Real Estate-construction                 194       12.50%          459       13.25%
    Real Estate-mortgage                   1,603       65.38%        1,215       51.82%
    Installment loans to individuals         293        4.15%          210        6.39%
    Lease financing                           13        0.80%           18        1.49%
    Other                                    448        0.07%         (250)       0.05%
                                         -------      ------       -------      ------
                                         $ 3,644      100.00%      $ 3,145      100.00%
                                         =======      ======       =======      ======

         Deposits

         The average amount (in thousands) of and the average rate paid on deposits is summarized below:

                                      1998                  1997                  1996
                               -------------------   -------------------   -------------------
                               Average     Average   Average     Average   Average     Average
                               Balance      Rate     Balance      Rate     Balance      Rate
                               -------     -------   -------     -------   -------     -------
In Domestic Offices:

Noninterest bearing demand
 deposits                      $134,141       --     $117,711       --     $102,802       --
Savings Deposits(1)             169,617     2.50%     151,319     2.39%     140,258     2.21%
Time Deposits(2)                106,855     5.23%     111,129     5.49%     121,453     5.56%
                               --------              --------              --------

       Total Deposits          $410,613     2.39%    $410,613     2.56%    $364,513     2.70%
                               ========              ========              ========

----------

(1)      Includes NOW, Super NOW, and Money Market Deposit Accounts.

(2) Includes time crtificates of deposit in denominations greater than and less than $100,000.

         Set forth below is maturity schedule of domestic time certificates of deposits of $100,000 or more:

                                                             DECEMBER 31,
                                                                1998
                                                             ------------
                                                            (In Thousands)
               Three Months or Less                            $20,589
               Over Three through Six Months                     8,208
               Over Six through Twelve Months                   10,994
               Over Twelve Months                                3,268
                                                               -------
                                                               $43,059
                                                               =======

         Return on Equity and Assets

         The following table sets forth the ratios of net income to average total assets (return on assets), net income to average equity (return on equity), dividends declared per share to net income per share (dividend payout ratio), and average equity to average total assets (equity to asset ratio).

                                                    1998      1997      1996
                                                    ----      ----      ----
                      Return on Assets              1.10%     1.07%     1.04%
                      Return on Equity             11.32%    11.70%    12.56%
                      Dividend Payout Ratio           --        --        --
                      Equity to Asset Ratio         9.75%     9.14%     8.31%

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

                  Regulation of the Company

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

                  Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "IBBEA"), bank holding companies are able to acquire banks in states other than the state where their principal banking operations are conducted, whether or not permitted by the laws of the state of any bank sought to be acquired, but subject to the following restrictions: (i) any state may adopt laws precluding acquisitions of any banks that have been in operations for a period of five years or less, and (ii) no such acquisition may be made by a bank holding company that controls or, following the proposed acquisition will control, more than 10% of the total amount of deposits or insured depository institutions in the United States or more than 30% of such deposits in that state.

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

                  In recent years, bank holding companies have encountered increased competition from securities brokerage and investment banking firms, mutual funds and credit card companies that are not subject to regulation to the same extent as bank holding companies and FIDC-insured banks. More recently, foreign banking institutions have begun acquiring domestic securities brokerage and investment banking firms, which has enabled those firms to offer products and services to customers more directly competitive to the products and services traditionally offered by bank holding companies through their banking and bank-related subsidiaries. As a result, the FRB is taking a less restrictive policy in permitting bank holding companies to acquire businesses which, until recently, bank holding companies were not permitted to own, including firms engaged in investment banking, securities brokerage and investment management. Other non-banking businesses that bank holding companies are permitted to acquire include: loan servicing companies; industrial loan companies; real and personal property leasing; acting as an industrial agent, broker, or principal with respect to insurance that is directly related to the extension of credit by the bank holding company or any of its subsidiaries; issuing and selling money orders, savings bonds and travelers checks; performing certain trust company services; real estate and personal properly appraisal; data processing services; courier services; management consulting services to nonaffiliated depository institutions; arranging commercial real estate equity financing; providing foreign exchange advisory and transactional services; acting as a futures commission merchant; providing investment advice on financial futures and options on futures; providing consumer financial counseling; providing tax planning and preparation services; providing check guarantee services; engaging in collection agency activities; and operating a credit bureau.

                  Under the BHCA, a bank holding company is required to file with the FRB annual reports and such additional information as the FRB may require regarding its business operations and those of its subsidiaries. The FRB also conducts periodic examinations of such holding companies and their subsidiaries. The FRB also has authority to regulate provisions of certain bank holding company debt. Under the BHCA and regulations adopted by the FRB, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services by its banking or other subsidiaries. Exceptions to the anti-tying provisions that have been approved by the FRB permit (i) a bank or bank holding company to offer lower pricing on traditional banking products, such as loans, deposits or trust services, and on securities brokerage services, on the condition that the customer obtain a traditional bank product from an affiliate and (ii) a bank holding company, or non-bank subsidiary of a bank holding to offer lower pricing on any of its products or services on the condition that the customer obtain another product or service from the bank holding company or any of its non-bank affiliates, provided that all products or services offered in the package arrangement are separately available for purchase.

                  In connection with its regulation and supervision of bank holding companies, the FRB has established capital maintenance guidelines, under which, on a consolidated basis, a bank holding company must maintain a minimum ratio of total capital (inclusive of loan loss reserves)-to-total assets of not less than 6.0% and a ratio of primary capital to total assets of not less than 5.5%. The FRB utilizes total capital "zones" whereby a banking organization with a ratio of total capital to total assets of less than 6% will be considered undercapitalized, absent extenuating circumstances. Institutions with a total capital ratio of 6-7% may be considered to be adequately capitalized if other financial and managerial factors are satisfactory. Institutions with a total capital ratio in excess of 7% will generally be considered to be adequately capitalized unless there are significant adverse financial and managerial factors present. Regardless of the level of total capital, a banking organization with a primary capital ratio of less than 5.5%% will generally be considered undercapitalized. At December 31, 1998 the Company, on a consolidated basis, had total and primary capital of approximately $52,405,000 and a primary capital-to-asset ratio of approximately 11.17%.

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

                  Total weighted risk assets, for purposes of the FRB guidelines, is determined by assigning to one of four risk categories the holding company's consolidated assets and credit equivalent amounts of off-balance sheet items. The dollar amount of the items in each category will then be multiplied by the risk weight assigned to that category (i.e., 0%, 20%, 50% or 100%). The resulting weighted values from each risk category will be added together and the sum of such values will constitute the holding company's total weighted risk assets. Total qualifying capital is divided by total weighted risk assets to determine the holding company's risk-based capital ratio. The guidelines require that all bank holding companies must have a minimum ratio of qualifying capital to total weighted risk assets of 8% and a minimum ratio of core capital-to-total weighted risk assets of 4%. At December 31, 1998, the Company's risk-based capital ratio, determined in accordance with the FRB regulations, was 15.4% which exceeds the minimum ratio required to comply with those regulations.

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

                  The Bank is subject to restrictions applicable to the payment of cash dividends to the Company, which are the principal source of cash available for the payment of dividends by the Company to its shareholders. Under California law, the approval of the California Superintendent of Banks is required before a state-chartered bank, such as the Bank, may declare a dividend which would exceed the lesser of: (i)the Bank's retained earnings or (ii) its net income for the immediately preceding three years (after deducting all dividends paid during that period). At December 31, 1998, the maximum dividend payable by the Bank to the Company under these restrictions would have been $14,325,667. See "Item 5. - Dividends" below. However, since cash dividends from bank subsidiaries usually are the primary source of funds for the payment of ash dividends by their bank holding companies, the FRB also restricts the payment of cash dividends by bank holding companies in instances in which such dividends would impose undue pressure on the capital of the subsidiary banks or on the capital position of the holding company. In addition, it is current policy of the Company's Board of Directors to retain earnings to support the continued growth of the Company and the Bank and, in furtherance of that policy, currently, the Company does not pay cash dividends. See "Market for Registrant's Common Stock and Related Stockholder Matters -- Dividend Policy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" in Part II of this Report.

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

                  The FRB has adopted regulations and a statement of policy which define and establish certain minimum requirements for capital adequacy. Under the regulations, FDIC-insured state member banks are required to maintain a ratio (known as the "leverage capital ratio") of "Tier 1" or "core" capital-to-average total assets of 3% in the case of banks that are financially strong and are not experiencing significant asset growth; and between 4% and 5% in the case of most other banks. However, the FRB has the authority to impose higher leverage ratio requirements where warranted by the risk profile of the bank, as determined by the FRB. As defined in the regulations, "Tier 1" capital consists of common shareholders' equity, less intangible assets and assets classified loss; and "average total assets" consist of total assets, less intangible assets and assets classified loss. At December 31, 1998 the Bank's Tier 1 leverage ratio increased to 10.0% from 9.5% at December 31, 1997.

                  Banks with capital ratios below the minimum do not have adequate capital, and will be subject to appropriate administrative actions, including the issuance by the FRB of a capital directive requiring that the bank restore its capital to minimum required level within a specified period of time and denial of applications for mergers and new branches. Any FDIC-insured bank operating with a leverage capital ratio of less than 3% will be deemed to be operating in an unsafe and unsound condition, and will be subject to appropriate administrative actions. See "Supervision and Regulation -- Regulation of the Bank -- Prompt Corrective Action and Other Enforcement Mechanisms".

                  In addition, under FRB regulations, FDIC-insured state member banks are required to maintain a "risk-based" capital ratio that is determined on the basis of a bank's weighted risk asset base. These requirements are similar to the risk-based capital requirements applicable to the Company (see "Supervision and Regulation - - Regulation of the Company"). The weighted risk asset base is determined on the basis of a bank's assets and certain off-balance sheet items to one of five separate risk categories, after which the aggregate dollar value of the items in each category is multiplied by a risk factor assigned to each specific asset category. After the items in each category have been totaled and multiplied by the category's risk factor, the total of the adjusted capital base is divided by the weighted risk assets to derive the bank's risk-based asset ratio. FDIC-insured banks are required to maintain a ratio of total capital to total risk-weighted assets of 8.0%. At December 31, 1998 the Bank's risk-based capital ratio, determined on the basis of the FRB rules, was approximately 15.1%.

                  Federal bank regulatory agencies, including the FRB, have adopted regulations which permit those agencies to take into consideration, when evaluating a bank's capital adequacy, (i) undue concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, and (ii) the bank's interest rate risk exposures (when the interest rate sensitivity of a bank's assets does not match the sensitivity of its liabilities or its off-balance-sheet positions). These factors are to be considered in connection with the safety and soundness examinations that each federal bank regulatory agency periodically conducts of he banks it regulates. If the regulatory agency determines that a bank has an excessive concentration of credit or undue risks from non-traditional activities, or is exposed to undue interest rate risk, the agency may require the bank to maintain a Tier 1 capital ratio above the minimum ratio it would otherwise be required to maintain.

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

                  Due primarily to increases in loan losses sustained by banks in California during the recent economic recession that particularly impacted California during the period from 1991 to 1995, federal bank regulatory agencies, in evaluating the safety and soundness of the banks that they regulate, heightened the standards by which they evaluate the quality and collectability of loans and required banks to increase the reserves they maintain for possible loan losses, which determines the ability of a bank to absorb loan losses without unduly affecting its capital position. Increases in reserve requirements usually are effectuated by a charge against current earnings and, therefore, can adversely affect profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II of this Report.

                  In response to examinations of the Bank in 1995, 1996, 1997, and 1998, the Bank increased its loan loss revenues and implemented more stringent credit and loan collection policies. Despite the increases in reserves, the Bank was able to maintain Tier 1 leverage ratios of 9.98% as of December 31, 1998, 9.48% as of December 31, 1997, 8.53% as of December 31, 1996
and 7.77% as of December 31, 1995

                  Prompt Corrective Action and Other Enforcement Mechanisms. In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") and in 1992, federal regulations implementing that Act were adopted by the federal bank regulatory agencies. FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of any FDIC-insured bank that it regulates, particularly those which are found to be undercapitalized, as measured by certain minimum capital ratios established under FDICIA. The regulations implementing FDICIA establish five categories in which FDIC-insured banks are placed, based on their respective capital ratios. The following table sets forth each of those five categories and the respective capital ratios which determine the categories in which FDIC-insured banks will be placed.

                                                          Total           Tier 1
            Capital                                     Risk-Based      Risk-Based
           Category                                    Capital Ratio   Capital Ratio   Leverage Ratio
           --------                                    -------------   -------------   --------------
     Well-Capitalized                                     10%              6%               5%

     Adequately Capitalized                                8%              4%               4%

     Undercapitalized                    Less than:        8%              4%               4%

     Significantly
       Undercapitalized                  Less than:        6%              3%               3%

     Critically
       Undercapitalized                  Less than:       N/A              2%               2%

                  The Bank has been classified, under FDICIA as a "Well-Capitalized" institution because its capital ratios exceed, and its leverage ratio is better than, the ratios that, under FIDICIA regulations, must be met to be so classified.

                  An FDIC-insured bank that, based upon its capital ratios, is classified as "well capitalized", "adequately capitalized" or "under-capitalized", may nevertheless be treated as though it were in the next lower category if its federal bank regulatory agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions on its business. The federal bank regulatory agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

                  If an FDIC-insured bank is undercapitalized, it will be closely monitored by its federal bank regulatory agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by its holding company. Further restriction and sanctions are required to be imposed on FDIC-insured banks that are critically undercapitalized, which includes either the appointment of a receiver for such a bank or the taking of other remedial actions that are approved by the FDIC, which is responsible for insuring a banking institution's deposits if such institution were to fail.

                  In addition to measures taken under the prompt corrective action provisions, FDIC-insured banks may be subject to potential enforcement actions by federal regulators for unsafe or unsound practices in their businesses or for violations of any law, rule or regulation, or any condition imposed in writing by, or any written agreement that the bank is required to enter into with, the agency. Enforcement actions may include the issuance of directives to increase capital, the requirement that the bank and its directors enter into an informal or a formal agreement requiring corrective actions to be taken, the issuance of a cease-and-desist order that can be judicially enforced and that is required to be publicly disclosed, the imposition of civil money penalties against directors or officers of the bank, the appointment of a conservator or receiver for the bank, the termination of FDIC insurance for its deposits, and the enforcement of any such agreements or orders through injunctions or restraining orders based upon a judicial determination that the FDIC, as the insurer of the banking institution deposits, would be harmed if such relief was not granted. Additionally, a holding company's inability to serve as a source of financial strength and capital needed by any of its subsidiary banking organizations could serve as a basis for regulatory action against that holding company.

                  Safety and Soundness Standards. FDICIA also implemented certain specific restrictions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by, and reduces deposit insurance coverage for deposit accounts maintained by employee benefit plans at, undercapitalized institutions, restricts the use of broker deposits, and limits the aggregate extensions of credit by a depository institution to any of its executive officers, directors, principal shareholders and persons or entities related to any of them.

                  In addition to the statutory limitations, FDICIA was amended in 1994 (i) to authorize federal bank regulatory agencies to establish safety and soundness standards by regulation or by guideline; (ii) to permit these agencies greater flexibility in prescribing assert quality and earnings standards for the banks they regulate; and (iii) to rescind provisions of that Act that had imposed on bank holding companies all of the same standards that are applied to banks.

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

                  Effects of FDICIA on the Bank. Based on the Bank's capital ratios and its overall financial condition, the Bank is not subject to any significant operating restrictions under FDICIA. However, in response to the heightened safety and soundness standards made applicable to banks by FDICIA and federal regulatory agencies, the Bank has modified some of its policies and adopted certain procedures that are designed to assure compliance with those standards.

                  Community Reinvestment Act and Other Fair Lending Laws. The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA requires federal bank regulatory agencies to conduct periodic examinations of the banks they regulate that focus specifically on their efforts in meeting the credit needs of their local communities, including those of individuals residing or operating businesses in low and moderate income neighborhoods. Moreover, under CRA regulations, a federal bank regulatory agency need not find overt discrimination on the part of a bank to find that it has violated the CRA. It also may find a violation from evidence of disparate treatment accorded by the bank to, or evidence of disparate impact from the bank's lending activities, on customers in lower income neighborhoods. The CRA authorizes the imposition of substantive penalties on and corrective measures against a bank that is found to have violated the fair lending laws or CRA regulations. In addition, federal bank regulatory agencies may take compliance with such laws and regulations into account when considering applications by a bank or its bank holding company for authority to acquire other banks, open new bank branches or enter into new lines of business and, in some instances, have refused to approve proposed bank acquisitions in response to complaints and evidence that either the acquiring institution or the institution proposed to be acquired was deficient in complying with the CRA or other fair lending laws.

                  Recent Legislation Affecting Competition Among Banks. The Interstate Banking and Branching Efficiency Act (the "IBBEA"), not only permits bank holding companies to acquire banks in other states, it also authorized the merger of banks across state lines, thereby making it possible to create banks with branches in multiple states. Under the IBBEA, however, any state has the right to "opt out" of this feature of the IBBEA and, thereby, preclude interstate banking within its borders. Furthermore, the IBBEA also authorizes a bank to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such "de novo branching."

                  California has enacted legislation (knows as the "Caldera, Weggeland, and Killea California Interstate Banking and Branching Act"), which permits a bank chartered in a state other than California to acquire, by merger or purchase, a California bank which has been in operation for at lease five (5) years, and thereby establish one or more California branch offices. However, this Act prohibits a bank chartered in another state from entering California either by purchasing a branch office or a California bank without purchasing the entire entity or by establishing a de novo California branch office.

         Proposed Legislation

         Other legislation and government regulations have been proposed which could also affect the business activities of the Bank and it is likely that additional legislation affecting such business will be introduced in Congress or in state legislatures in the future. The proposed legislation includes wide-ranging proposals to alter the structure, regulation and competitive relationships of the nation's financial institutions, such as proposals to alter the present statutory separation of commercial and investment banking; to permit bank holding companies and banks to engage in certain securities underwriting and distribution activities and certain real estate investment activities; to permit bank holding companies to own or control thrift institutions; to subject banks to increased disclosure and reporting requirements; and to generally expand the range of financial services which can be provided by bank holding companies as well as by other financial institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the present or future business of the Bank may be affected thereby.

         Effects of Governmental Policies

         A principal determinant of a bank's earnings is the difference between the income it generates from its loans and investment securities and the cost of its funds, primarily interest paid on savings and time deposits and other liabilities. The interest rates charged on loans are effected by, and are highly sensitive to, the demand and the supply of money for loans, which are, in turn, directly affected by general economic conditions, the general supply of money in the economy, and the policies of various governmental and regulatory agencies.

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

         During 1996 the Federal Reserve Board adopted monetary policies, primarily in response to improving economic conditions and a relative absence of inflationary pressures, that permitted interest rates to decline. Although that interest rate decline did result in moderate reductions in the yields on loans, it contributed to a reduction in the Bank's interest expense, thereby enabling the Bank to increase its net interest income. In 1997, the Federal Reserve Board sought to stabilize interest rates in order to prevent inflationary pressures from developing in the economy and its monetary policies have had a lesser impact on the Bank's net interest income than in prior years. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II of this Report. It is not possible to predict with any certainty, however, the impact of the Federal Reserve Board's actions upon the future business and earnings of the Company.

         Employees

         At December 31, 1998, the Company had approximately 186 full-time and 69 part-time employees, as compared to 205 full-time and 63 part-time employees at December 31, 1997. The reduction in the number of full time employees was the result of a cost reduction program implemented by the Company in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below is certain information regarding the executive officers of the Company and the Bank:

         Name                Age     Position with the Company       Position with the Bank
         ----                ---     -------------------------       ----------------------
George E. Langley            58       President and Chief            President and Chief
                                      Executive Officer              Executive Officer

Donna Miltenberger           43       Executive Vice President       Executive Vice President
                                                                     and Chief Operating
                                                                     Officer

Tom Kramer                   55       Executive Vice President       Executive Vice President,
                                      and Secretary                  Chief Credit Officer and
                                                                     Secretary

Carol Ann Graf               53       Senior Vice President,         Senior Vice President,
                                      Chief Financial Officer        Chief Financial Officer
                                      and Assistant Secretary        and Assistant Secretary

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

         Donna Miltenberger. Ms. Miltenberger has been an Executive Vice President of the Company since 1996 and Executive Vice President of the Bank since November 1993. She also served as the Chief Administrative Officer of the Company and the Bank from 1994 until 1997 when, due to an increase in the scope of her responsibilities, she was appointed to the positions of Chief Operating Officer of the Company and of the Bank. From June 1992 to November 1993, Ms. Miltenberger held the position of Senior Vice President of the Bank. Prior to June 1992, Ms. Miltenberger held various management positions with Chino Valley Bank, in Chino, California, including Executive Vice President - Cashier.

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

ITEM 2. PROPERTIES

         The Company's executive offices are located at the Bank's main banking office at 510 South Grand Avenue, Glendora, California. The Bank owns the building and the land on which its main banking office is located; owns the building and leases, under a 20-year ground lease, the land on which its Claremont banking office is located; and occupies its nine other banking offices, and the facilities where its service center are located, under leases expiring at various dates through 2027. Management believes that the Bank's present facilities are adequate for its present purposes and anticipated growth in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         There are no pending legal proceedings in which the Company or the Bank is a party or to which any of their properties are subject other than litigation, the outcome of which is not expected to be material to the Company or its operations or properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market System under the symbol "FOOT". The following table sets forth the high and low closing sales prices per share of the Company's Common Stock as reported on the NASDAQ National Market System for all four quarters of 1998 and 1997. On March 18, 1999 the closing per share price was $15.125 and, as of that same date, there were 1,140 record shareholders of the Company.

                                Trade Prices of             Stock
                                Common Stock (1)      Dividends Declared
                               ------------------     ------------------
                                High         Low
                               ------       -----
        1998(1)

        First Quarter          $16.41       14.35             --
        Second Quarter          18.26       15.46             15%
        Third Quarter           16.13       10.25             --
        Fourth Quarter          15.25        9.25             --

        1997(1)

        First Quarter          $11.07        9.50             --
        Second Quarter          11.96       10.18             10%
        Third Quarter           13.37       11.09             --
        Fourth Quarter          15.22       12.83             --

----------

(1) Stock prices for the quarterly periods preceding the 10% stock dividend to shareholders of record June 6, 1997 which was paid on June 20, 1997 and the 15% dividend to shareholders of record June 15, 1998 which was paid on July 7, 1998, have been adjusted to reflect those dividends.

Dividends

         Dividend Policy

         Prior to 1995 it has been the Company's policy to pay cash dividends out of internally generated funds that were not required to meet regulatory requirements for capital and cash requirements needed to sustain the Company's business. Pursuant to that policy, the Company paid cash dividends of $.47 per share in 1991; and $.40 per share in each of 1992, 1993 and 1994.

         In March 1995, the Board of Directors decided that earnings should be retained to increase capital and, thereby, enable the Bank to take advantage of opportunities to achieve additional growth. As a result, the Board of Directors adopted a new dividend policy that no cash dividends would be paid until such time as the Bank's capital exceeded its requirements for growth. In conformity with that policy, no cash dividends were paid in 1995, 1996, 1997 or 1998. However, since 1995, as a result of the increases in capital, the Bank has been able to open three new banking offices and thereby increase its income and profitability and has received bank regulatory approvals to open a fourth new office, in the city of Monrovia, in April 1999.

         On March 18, 1999, the Board of Directors declared a $.25 per share cash dividend payable on April 15, 1999 to shareholders of record April 5, 1999. The Board determined that, in accordance with the dividend policy, it had become appropriate to pay the cash dividend because: (i) the Company's capital had grown to an amount in excess of its capital requirements due primarily to the growth in the Company's earnings in 1998 and 1997, and (ii) improvements in the quality of the Bank's loan portfolio which have added to the financial strength of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.


         Stock Repurchases

         On October 21, 1998, the Company announced that the Board of Directors authorized an open market stock repurchase program, in accordance with Securities and Exchange Commission rules, with the objective of purchasing up to 300,000 shares, or 5%, of the Company's outstanding shares of Common Stock. As of March 19, 1999, the Company had repurchased 78,430 shares at a total cost of approximately $1,195,010.

         Restrictions Applicable to Cash Dividends and Stock Repurchases

         The principal source of funds available to the Company for cash dividends or stock repurchases is cash dividends from the Bank. Therefore, government regulations, including the laws of the State of California, as they pertain to cash dividends by state chartered banks, will limit the ability of the Company to pay cash dividends for the foreseeable future. California law places a statutory restriction on the amounts of cash dividends a bank may pay to its shareholders. Under that law, dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Superintendent of Banks, the lessor of (i) net income of the Bank for the year and retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the Bank's retained earnings. However, because the payment of cash dividends has the effect of reducing capital, as a practical matter capital requirements imposed on federally insured banks operate to preclude the payment of cash dividends in amounts that might otherwise be permitted by California law; and the FDIC, as part of its supervisory powers, generally requires insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable laws.

         In addition, Section 23(a) of the Federal Reserve Act restricts any banking subsidiary of the Company from extending credit to the Company unless the loans are secured by specified obligations and are limited in amount to no more than 10% of the banking subsidiary's contributed capital and retained earnings.

         Rights Dividend

         On February 25, 1997, the Board of Directors of the Company adopted a Rights Agreement (the "Rights Agreement") pursuant to which it declared a dividend distribution of rights (the "Rights") to purchase shares of the Company's common stock and, under certain circumstances, other securities, to the holders of record of the outstanding shares of the Company's common stock. Each Right entitles the registered holder of shares of Company common stock, on certain events, to purchase from the Company, at an initial exercise price of $48.00 per Right (subject to adjustment), such number of newly issued shares of the Company's common stock or the common stock of the acquiring or surviving company, depending on the type of triggering event, equal to an aggregate market value as of the date of the triggering event of two (2) times the exercise price of the Right.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected income statement data set forth below for the fiscal years ended December 31, 1998, 1997, and 1996, and the selected balance sheet data as of December 31, 1998 and 1997, are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day and Company, certified public accountants, and included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected income statement data for the fiscal year ended December 31, 1995 and 1994, and the selected balance sheet data as of December 31, 1996, 1995 and 1994, are derived from audited consolidated financial statements examined by Vavrinek, Trine, Day and Company which are not included in this Report.

                                                           Dollars in Thousands, Except Per Share Data
                                          -------------------------------------------------------------------------------
STATEMENT OF INCOME DATA                     1998             1997             1996             1995             1994
                                          -----------      -----------      -----------      -----------      -----------
Interest Income                           $    36,237      $    35,028      $    35,147      $    33,402      $    27,690
Interest Expense                                9,827            9,738            9,869            9,786            6,206
Net Interest Income                            26,410           25,290           25,278           23,616           21,484
Provision for Possible Loan Losses               (775)          (1,681)          (2,200)          (2,016)          (2,363)
Net Interest Income after Provision
  for Possible Loan Losses                     25,635           23,609           23,078           21,600           19,121
Other Income                                    5,086            6,040            5,264            4,688            5,052
Other Expense                                 (25,573)         (22,599)         (21,700)         (20,625)         (18,613)
Income Before Income Taxes                      8,148            7,050            6,642            5,663            5,560
Applicable Income Taxes                         3,084            2,532            2,459            2,100            2,106
  Net Income                                    5,064            4,518            4,183            3,563            3,454
Cash Dividends (1)                                 --               --               --               --            1,416

BALANCE SHEET DATA
Investment Securities                         106,245           46,069           45,052           42,234           30,977
Loans and Leases (net)                        289,007          291,393          289,886          257,510          245,870
Assets                                        469,077          435,708          410,505          395,181          331,261
Deposits                                      416,665          390,146          370,966          361,114          301,222
Long Term Debt (2)                                 74              123              168              208              245
Shareholders' Equity                           48,379           42,041           36,222           31,042           26,871

PER COMMON SHARE DATA
Net Income - Basic(3) (4)                        0.85             0.78             0.75             0.65             0.64
Net Income - Diluted(3) (4)                      0.80             0.74             0.73             0.63             0.63
Cash Dividends                                     --               --               --               --             0.40
Book Value (At year-end) (3)                     8.08             7.15             6.34             5.64             4.95
Number of Shares used in
 Per Share Claculation - Basic(3) (4)       5,946,908        5,795,070        5,568,502        5,470,895        5,416,220
Number of Shares used in
 Per Share Caculation - Diluted(3) (4)      6,369,793        6,060,290        5,730,733        5,655,762        5,482,922

----------

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

NET INTEREST INCOME

         Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities which in the case of the Company, consist principally of deposits. In 1998 the Bank achieved an increase of $1,209,000 notwithstanding the fact that yields on interest earning assets were declining in response to interest rate reductions by the Board of Governors of the Federal Reserve System (the "FRB") and increased competition for loans. Contributing to the increase in net interest income were volume-related increases in interest earned on investment securities, interest-bearing deposits and Federal funds sold that totaled $1,955,000. Those increases were partially offset by declines in interest and fees earned on loans and volume related increases in interest paid on deposits. See "Years Ended December 31, 1998 and 1997--Interest Income".

         In 1997, net interest income was substantially the same as 1996, as a $119,000 decline in interest income was offset by a $131,000 decrease in interest expense. The decline in interest income was due primarily to a decrease of $708,000 in interest and fees on loans that was partially offset by volume-related increases in interest earned on investment securities and other earning assets. The decrease in interest expense in 1997 resulted from a reduction in the average volume of outstanding time certificates of deposits in denominations of more than $100,000 ("TCDs") and increases in the volume of non-interest bearing demand deposits.

RATE SENSITIVITY AND EFFECT ON NET INTEREST INCOME

         A bank's net interest income is affected by a number of factors including the relative percentages or the "mix" of (i) variable and fixed rate loans in its loan portfolio, and (ii) demand and savings deposits, on the one hand, and time deposits, including TCDs, on the other hand ("time deposits"), on which banks pay higher rates of interest than on demand or savings accounts. As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to offset fully the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank with a high percentage of TCDs in relation to its total deposits generally will experience greater increases in interest expense and, therefore, a decrease in net interest income, during periods of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans often contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on TCDs cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to terminate or "run-off" in order to reduce interest expense.

         The Bank attempts to reduce its exposure to interest rate fluctuations, and thereby at least to maintain and, if possible, to increase its net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCDs, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. The Bank's management has elected to allow maturing TCDs to "run-off" and has marketing programs in place designed to attract additional demand and savings deposits. As a result of these efforts, during 1998, the average volume of demand and savings (including money market) deposits increased by $34,754,000 or 12.9% and, at December 31, 1998, such deposits represented 76.5% of the Bank's total deposits as compared to 71.6% at December 31, 1997. However, at the same time, the Bank has experienced a somewhat slower growth in loan demand in 1998 compared to 1997 that is attributable, in large measure, to refinancings of existing loans in response to declines in prevailing interest rates and increased competition in Southern California. Consequently, even though average earning assets increased in 1998 as compared to 1997, the mix of those assets has shifted to a somewhat higher percentage of lower yielding investment securities, federal funds sold and funds held in interest bearing deposits with other financial institutions. In 1998 those interest-earning assets accounted for 28.2% of average earning assets compared to 23.0% in 1997. The combination of changes in the mix of average earning assets together with somewhat lower interest rates has caused a decline in the Bank's net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) for the twelve months ended December 31, 1998 to 6.49% compared to 6.90% at December 31, 1997. However, the Bank achieved increases in its net interest margin in the third and fourth quarters of 1998 to 6.47% and 6.49%, respectively, from 6.33% at June 30, 1998, due primarily to the additional demand and savings deposits that the Bank was able to attract by means of its marketing programs in 1998.

         The ability of the Bank to maintain its net interest margin is not entirely within its control because the interest rates the Bank is able to charge on loans and the interest rates it must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the FRB and by competitive conditions in the Bank's service areas. In addition, the effect on a bank's net interest margins of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits may lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin.

         The Bank currently anticipates a stable net interest margin for 1999 due to a number of factors, including (i) a continued stabilizing in market rates of interest, (ii) anticipated increases in loan growth which is expected to result from stable interest rates, an improving economy in Southern California and new loan marketing programs being instituted by the Bank, and
(iii) the decision of management to allow TCDs, on which the Bank pays interest at rates higher than other types of deposits, to "run-off" rather than to renew them. However, there are a number of uncertainties and risks that could adversely affect the Bank's net interest margin in 1999, including (i) increased competition in the Bank's market areas, both from banks and other types of financial institutions as well as from securities brokerage firms and mutual funds that offer competing investment products and (ii) the possibility of adverse changes in economic conditions or changes in market rates of interest.

INTEREST INCOME

         Interest income consists of interest and fees earned on outstanding loans, interest on deposits and on federal funds sold and income on investments, which consist principally of government securities.

         In 1998, interest income increased by $1,209,000 as compared to 1997. In 1997, interest income decreased by approximately $119,000 as compared to 1996.

         The increase in interest income in 1998 was primarily attributable to increases in the volume of investment securities, interest-bearing deposits at other financial institutions and Federal funds sold which, together, generated increases in interest income totaling $1,955,000. Those increases were partially offset by a $744,000 or 2.4% decline in interest and fee income from loans and leases due primarily to a decrease in the average volume of loans and leases outstanding and, to a lesser extent, a decline in market rates of interest that reduced the Bank's yields on outstanding variable rate loans.

         The decrease in interest income in 1997 was due primarily to a decline in loan demand in the second half of 1997 coupled with a decline in market rates of interest that reduced the Bank's yields on outstanding variable rate loans, and more than offset volume related increases in interest earned on investments in securities and Federal funds sold.

INTEREST EXPENSE

         Notwithstanding increases in the average volume of deposits of 8% in 1998 and 4% in 1997, the Bank was able to limit the increase in interest expense to $89,000 (less than 1%) in 1998, as compared to 1997; and to reduce interest expense in 1997 by $131,000, or 1.22%, as compared 1996.

         Interest savings in 1998 resulting from the non-renewal of TCDs, coupled with somewhat lower market rates of interest, substantially offset increases in interest expense attributable to increases in the volume of savings and money market deposits. Another contributing factor was a 14% increase in the volume of non-interest bearing demand deposits generated largely by the Bank's marketing programs in 1998.

         The decrease in interest expense in 1997 also was the result of increases in the volume of demand, savings and money market deposits, coupled with somewhat lower market rates of interest, which enabled management to permit a run off of more expensive TCDs and other time deposits.

PROVISION FOR LOAN AND LEASE LOSSES

         The Bank follows the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"). That Reserve is adjusted periodically to reflect changes in the volume of outstanding loans and in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." During 1998 the Bank made provisions totaling $775,000 as compared to $1,681,000 during 1997 and, at December 31, 1998 the Loan Loss Reserve was approximately $5,576,000 or 1.89% of total loans and leases outstanding, compared to approximately $5,165,000 or 1.74% of total loans and leases outstanding at December 31, 1997. The decrease in the additions made to the Loan Loss Reserve in 1998 was attributable primarily to a decline in the total number of non-performing assets in 1998 as compared to 1997.

         In 1997, provisions for loan and lease losses totaled $1,681,000 as compared to $2,200,000 in 1996. That reduction was primarily attributable to a decline in the total number of non-performing assets in 1997 as compared to 1996.

         The Bank's non-performing loans, which consist primarily of loans for which there have been no payments of principal or interest for more than 90 days, declined significantly to approximately $6,383,000 or 2.2% of total loans outstanding at December 31, 1998, as compared to $11,465,000 or 3.9% of total loans outstanding at December 31, 1997 and $11,622,000 or 3.9% of total loans outstanding at December 31, 1996. The ratio of the Bank's Loan Loss Reserve to non-performing loans was 87.3% at December 31, 1998, as compared to 45.1% and 40.8% at December 31, 1997 and 1996, respectively.

         Net loan charge-offs in 1998 aggregated $364,000, representing twelve hundredths of one percent (0.12%) of average loans and leases outstanding, as compared to net loan charge-offs of $1,260,000 in 1997 and $1,100,000 in 1996, which represented 0.45% and 0.39%, respectively, of average loans and leases outstanding in those respective years.

OTHER INCOME

         In 1998, other income declined by $954,000 or 15.6% as compared to 1997. The decline was primarily attributable to (i) decreases in transaction fees and service charges and other banking transactions, and (ii) one-time gains made in the first and second quarters of 1997 on the sale of foreclosed properties and SBA loans, for which no corresponding sales were made in 1998.

         In 1997, other income increased by $776,000 or 14.7% as compared to 1996, primarily as a result of increases in transaction fees and service charges that were attributable to increases in the volume of total deposits and other banking transactions and gains on the sale of certain SBA loans.

OTHER EXPENSE

         Other expense (which also is commonly referred to as "non-interest expense"), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and equipment and furniture expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs, professional fees, and charges that are periodically made to establish reserves for possible losses on the disposition of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as "other real estate owned" or "OREO"). In addition, in the second and third quarters of 1998, non-interest expense included charges totaling $300,000 made to establish a reserve for potential expenses associated with Year 2000 ("Y2K") compliance issues.

         In 1998, non-interest expense decreased by approximately $26,000 or 0.1% as compared to 1997, due primarily to decreases in equipment and furniture expenses and in other (or miscellaneous) expenses. In 1997, the Bank's non-interest expense increased by approximately $898,000 or 4.1% as compared to 1996, due primarily to expenses associated with a Bank-wide data processing system conversion, which was completed during the second quarter of 1997.

         During 1998, the Company implemented cost reduction programs to reduce non-operating expenses and improve its operating efficiency. As a result, in 1998, the Bank's efficiency ratio (total non-interest expense stated as a percentage of tax adjusted net interest income plus other income) improved to 69.8% from 71.0% in 1997. Moreover, reflecting the positive effects of the cost reduction programs implemented during the first half of 1998, the Bank's efficiency ratio improved to an even greater extent in the second half of 1998, during which period that ratio was 67.39%. The Company also expects a further improvement in the Bank's efficiency ratio in 1999 (after excluding one-time costs of the opening a new branch office in Monrovia, California, scheduled for April 1999).

         The Bank's efficiency ratio is admittedly not as favorable as the average efficiency ratio of other California based banks with assets ranging from $300 to $500 million (the "peer group banks"). However, this is due primarily to management's policy of providing a much higher level of personal service to its customers in order to attract a higher volume of non-interest bearing demand, and lower cost savings, deposits and, thereby, improve the Bank's net interest margin. Accordingly, the Bank's efficiency ratio should be considered in the context of the Bank's net interest margin, which, for the nine months ended September 30, 1998 (the latest date as of which information is available), was 6.53% compared to the average net interest margin of the peer group banks of 5.38%.

INCOME TAXES

         In 1998, income taxes increased by approximately $552,000 or 21.8% as compared to 1997, primarily as a result of the increase in pre-tax income and a 1.9% increase in the overall tax rate. In 1997 income taxes increased by approximately $73,000 or 21.8% as compared to 1996, primarily as a result of the increase in pre-tax income in 1997, which more than offset the effects of a 1% decrease in the overall tax rate.

FINANCIAL CONDITION

         The Company's total assets were approximately $33,369,000 or 7.6% higher at December 31, 1998 than at December 31, 1997. Average total assets for 1998 increased by approximately $36,702,000 to $458,995,000 from $422,614,000 for 1997. Contributing to this increase were increases of $10,322,000, or 3.6%, in the average loans and leases outstanding; (ii) $18,260,000, or 31.7%, in the average volume of investment securities; and (iii) $29,014,000, or 22.6%, in the average volume of Federal funds sold. Those increases were offset somewhat by a $2,802,000 reduction in the average volume cash and due from banks and a $1,589,000 reduction in other real estate owned as a result of sales of real properties previously acquired in connection with foreclosures of defaulted loans.

         The Bank has instituted marketing programs that are designed to increase the volume of loans that it makes and is continuing with its programs designed to increase the volume of demand, savings and money market deposits, which are either non-interest bearing or bear interest at rates which are substantially lower than those paid on time deposits. At the same time, management has kept the interest rates it offers on TCDs, as well as on other time deposits, at slightly lower rates than the average market rates to discourage renewals, and in that manner reduce the volume, of those deposits at the Bank. As a result, at December 31, 1998, the volume of demand deposits and savings deposits at the Bank was $39,495,000 higher than at December 31, 1997 and non-interest bearing demand deposits, as a percentage of total deposits, had increased to 33.6% from 32.4% at December 31, 1997. By contrast the volume of TCDs outstanding at December 31, 1998 was $12,977,000 or 11.7% lower than at December 31, 1997.

         The Company currently anticipates that there will be modest growth in the Bank's total assets in 1999, which is expected to result from increased lending and deposit activity generated by new marketing programs being instituted by the Bank and by the opening of a new branch office in Monrovia, California, scheduled for April 1999.

LIQUIDITY MANAGEMENT

         Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable the Bank to fund its customers' requirements for loans and for deposit withdrawals. In conformity with those policies, the Bank maintains short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At December 31, 1998, the principal source of liquidity consisted of $24,482,000 in cash and demand balances due from other banks, $13,000,000 of Federal funds sold, $14,364,000 in short-term (maturities of 45 days or less) commercial paper and $5,000,000 in an overnight repurchase agreement, which, together, totaled $56,846,000 as compared to $69,350,000 at December 31, 1997. Other sources of liquidity include $74,054,000 in securities available for sale, of which approximately $38,613,000 of such securities mature within one year and $15,043,000 in interest-bearing deposits at other financial institutions, which mature in 6 months or less. The Bank also has established facilities to borrow Federal Funds from other banks that total $10,100,000 and has an unused line of credit with the Federal Home Loan Bank in the amount of approximately $10,000,000. Furthermore, substantially all of the Bank's installment loans and leases, the amount of which aggregated $7,010,000 at December 31, 1998, require regular installment payments from customers, providing a steady flow of cash funds to the Bank. Accordingly, the Company believes that the Bank has adequate cash and cash equivalent resources to meet any increases in demand for loans and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

CAPITAL RESOURCES

         It is the policy of the Board of Directors to retain earnings to meet capital requirements under applicable government regulations and to support the growth of the Bank. The Board of Directors will consider paying cash dividends to the extent that earnings exceed those capital and growth requirements. The retention of earnings made it possible for the Bank to open two new banking offices during 1995, and a third new banking office in 1996, all of which contributed to the Company's profitability in 1998 and at the same time enabled it to maintain its capital adequacy ratios well above regulatory requirements.

         The Company anticipates the opening of an additional banking office, in Monrovia, California, in April of 1999 and continues to evaluate opportunities to expand the Bank's presence into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to the Bank's existing markets. Management believes that the merger and consolidation of a number of banking institutions that occurred in those areas in 1997 have created opportunities for the Company to increase its market share. The Company took advantage of those opportunities within its existing market areas in 1998 during which the Bank established a substantial number of new customer relationships and increased the volume of its demand, savings and money market deposit balances by more than $39,000,000 in the aggregate. Management believes that there are still expansion and growth opportunities that it intends to pursue in 1999.

         At the same time, the increases in earnings achieved by the Bank in 1998 and 1997 have caused the Bank's capital ratios to increase in relation to regulatory requirements and to cause its return on average equity to remain relatively fixed despite the increase in earnings. As a result, in 1998, the Company's Board of Directors authorized an open market stock repurchase program to be funded out of earnings to purchase up to 5% of the Company's outstanding shares. As of March 19, 1999, the Company had repurchased 78,430 shares at a total cost of approximately $1,195,010.

         In March 1999, the Board of Directors also declared a $.25 per share cash dividend payable on April 15, 1999 to shareholders of record April 5, 1999. The cash dividend was made possible by the substantial increases in earnings achieved in 1997 and 1998, which caused capital to increase above the capital requirements of the Company and the Bank, and (ii) improvements in the quality of the Bank's loan portfolio which have added to the financial strength of the Company. See "Market for the Registrant's Common Stock and Related Stockholder Matters -- Dividends" in Part II of this Report.

         During the second quarter of 1998 the Company declared a 15% stock dividend to shareholders of record on June 15, 1998. This 15% stock dividend follows three years of consecutive 10% stock dividends. The 15% stock dividend was distributed on July 7, 1998 and for accounting purposes was recorded as a $12,469,000 reduction in retained earnings, offset by a corresponding $12,469,000 increase in the Company's stated capital.

         As a result of the increase in and the retention of earnings in 1998, but after giving effect to stock repurchases in 1998, the Company's total shareholders' equity increased by approximately $6,338,000 or 15.1% to $48,379,000 at December 31, 1998 from $42,041,000 at December 31, 1997. Net earnings in 1998 represent a return on beginning assets (that is, total assets as of January 1, 1998) of 1.16% and a return on beginning equity (total shareholders' equity as of January 1, 1998) of 12.05%.

         At December 31, 1998, the Bank's Tier 1 capital ratio was 10.0% compared to 9.5% at December 31, 1997, and as of those same respective dates, the Bank's Tier 1 risk-based capital ratios were 13.9% and 13.1%, with total risk-based capital ratios of 15.1% and 14.3%, respectively. The risk-based capital ratio is determined by weighting the bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio which government regulations generally define as 8%. The Bank's Tier 1 capital and risk-based capital ratios compare favorably with other peer group banks.

         Under applicable accounting principles, the Company is required to report the unrealized gain or loss on securities that are held for sale and on certain other equity securities. Since any such gains or losses are unrealized, and any actual gain or loss will not be determined unless and until there is a sale or other disposition of the securities, any unrealized gain is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity, rather than being reflected as income or loss for income statement purposes. At December 31, 1998, the Company recorded a net valuation deficit for unrealized losses on such securities aggregating approximately $157,000.

YEAR 2000

         The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company initiated its Y2K compliance program in late 1997. During the first phase of that program, the Company identified the internal computer systems that required upgrading or corrections to make them Y2K compliant. The Company completed the upgrades and corrections designed to make those systems Y2K compliant and commenced the testing phase of its Y2K compliance program in late 1998. The Company expects to complete the Y2K testing phase by June 30, 1999, thereby giving it time to correct any remaining Y2K problems that are discovered as a result of the testing. The costs of implementing and completing the Company's Y2K compliance program are not expected to be material.

         The Company also has developed a business resumption contingency plan under which the Company has obtained a back-up host site for local data processing and has arranged for back-up computer processing services from a third party vendor that can provide the Company with the ability to continue the processing of transactions with its customers in the event of a failure of any of its computer systems due to any Y2K problems. This third party data processing vendor has confirmed to the Company that its computer systems will be Y2K compliant prior to the end of 1999. Accordingly, the Company currently believes that it is unlikely to encounter any material adverse effects on its business or results of operations due to the Y2K problem.

         The Company currently expects that the computer systems of most of its third party service providers and vendors, including phone and other utilities and other financial institutions that provide services to the Company or its customers, and those of the Company's customers that rely heavily on computer systems in transacting business with the Company, will be Y2K compliant prior to the beginning of 2000. This expectation is based on confirmations from such third party service providers, vendors and customers, and, in certain instances, testing conducted by the Company with its larger vendors.

         However, even if the testing of the Company's computer systems and those of third party providers and vendors is successfully completed, system failures and disruptions could still occur due to the Y2K problem, either at the Company or at third party service providers to, or vendors or customers of the Company. In that event, the level of service that the Company could provide to its customers and, therefore, also its results of operations, could be adversely affected.

DERIVATIVE INSTRUMENTS AND MARKET RISKS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard is effective for 2000 and is not expected to have a material impact on the Bank's financial condition or operating results.

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE

         This Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking information, which reflects Management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including but not limited to the following:

                  Increased Competition. Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require the Bank to reduce interest rates and loan fees to attract new loans or to increase interest rates that it offers on deposits, either or both of which could, in turn, reduce interest income and net interest margins.

                  Possible Adverse Changes in Local Economic Conditions. Adverse changes in local economic conditions could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) adversely affect the financial capability of borrowers to meet their loan obligations to the Bank which, in turn, could result in increases in loan losses and require increases in reserves for possible loan losses, thereby adversely affecting earnings; and (iii) lead to reductions in real property values that could make it more difficult for the Bank to prevent potential losses on non-performing loans through the sale of real properties that provide security for those loans.

                  Possible Adverse Changes in National Economic Conditions and FRB Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in FRB monetary policies that could increase the cost of funds to the Bank and reduce net interest margins, particularly if the Bank is unable, due to competitive pressures or the rate insensitivity of earning assets, to effectuate commensurate increases in the rates it is able to charge on existing or new loans.

                  Changes in Regulatory Policies. Changes of federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserves, or changes in asset/liability ratios, could adversely affect earnings by reducing the income that the Company is able to realize on the loans and investments it makes or by increasing operating costs.

                  Effects of Growth. It is the intention of the Company to take advantage of opportunities to increase the Bank's business, either through acquisitions of other banks or the establishment of new banking offices. If the Bank does acquire any other banks or opens any additional banking offices, such as the office planned for the city of Monrovia, it is likely to incur additional operating costs that may adversely affect the Company's operating results, at least on an interim basis until any acquired bank is integrated into the Company's operations or the new banking office is able to achieve profitability.

                  Year 2000. The costs of resolving potential Y2K data processing problems could prove to be greater than is currently anticipated or efforts to resolve such problems in a timely manner could prove to be unsuccessful.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Annual Report, or to make predictions based solely on historical financial performance

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                Page
                                                                                ----
Foothill Independent Bancorp and Subsidiaries:

         Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . .  37

         Consolidated Balance Sheets at December 31, 1998 and 1997 . . . . . . . 38

         Consolidated Statements of Income for the Years Ended
           December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . .  39

         Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended December 31, 1998, 1997 and 1996 . . . . . . . .  40

         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . .  41

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  43

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Foothill Independent Bancorp and Subsidiaries
Glendora, California

We have audited the accompanying consolidated balance sheets of Foothill Independent Bancorp and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foothill Independent Bancorp and Subsidiaries as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
January 22, 1999

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS
                                                                       1998           1997
                                                                     ---------      ---------
                                                                      (dollars in thousands)
Cash and due from banks (no minimum Federal Reserve
 balance was required at December 31, 1998)                          $  24,482      $  38,800
Federal funds                                                           13,000         30,550
                                                                     ---------      ---------
                      Cash and Cash Equivalents                         37,482         69,350
                                                                     ---------      ---------
Interest-bearing deposits in other financial institutions               15,043          8,309
Investment securities held-to-maturity (Notes #1C and #2)               12,827         15,110
Investment securities available-for-sale (Notes #1C and #2)             93,418         30,959
Loans, net of unearned income (Notes #1D, #3 and #6)                   290,879        291,809
Direct lease financing (Notes #1F and #4)                                3,704          4,749
                      Less reserve for possible credit
                       losses (Notes #1E and #5)                        (5,576)        (5,165)
                                                                     ---------      ---------
                                                                       289,007        291,393
                                                                     ---------      ---------
Bank premises and equipment (Notes #1G and #7)                           6,970          7,704
Other real estate owned (Notes #1H and #8)                               2,876          2,906
Cash surrender value of life insurance                                   4,578          4,041
Deferred tax asset (Notes #1K and #17)                                   2,386          1,889
Accrued interest and other assets                                        4,490          4,047
                                                                     ---------      ---------
                      Total Assets                                   $ 469,077      $ 435,708
                                                                     =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
      Demand deposits                                                  139,939        126,503
      Savings and NOW deposits                                          99,198         87,952
      Money market deposits                                             79,744         64,931
      Time deposits in denominations of $100,000 or more                58,066         49,064
      Other time deposits                                               39,717         61,696
                                                                     ---------      ---------
                      Total Deposits                                   416,664        390,146
      Accrued employee benefits (Note #13)                               1,836          1,664
      Accrued interest and other liabilities                             2,124          1,734
      Long-term debt (Note #10)                                             74            123
                                                                     ---------      ---------
                      Total Liabilities                                420,698        393,667
                                                                     ---------      ---------
Stockholders' Equity
      Common Stock - authorized, 12,500,000 shares
       without par value; issued and
       outstanding, 5,985,242 shares in 1998
       and 5,111,993 shares in 1997                                     36,057         22,618
      Additional paid-in capital                                           963            659
      Retained earnings                                                 11,516         19,062
      Accumulated other comprehensive income (Notes #1C and #2)           (157)          (298)
                                                                     ---------      ---------
                      Total Stockholders' Equity                        48,379         42,041
                                                                     ---------      ---------
                      Total Liabilities and Stockholders' Equity     $ 469,077      $ 435,708
                                                                     =========      =========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998          1997          1996
                                                              --------      --------      --------
                                                       (dollars in thousands, except per share amounts)
INTEREST INCOME
      Interest and fees on loans (Note #1D)                   $ 29,501      $ 30,231      $ 30,939
      Interest on Investment Securities
          Taxable                                                3,912         2,645         2,171
          Exempt from federal taxes                                363           382           430
      Interest on deposits                                         662           241           402
      Interest on federal funds sold                             1,560         1,274         1,070
      Lease financing income (Note #1F)
          Taxable                                                                  2            13
          Exempt from federal taxes                                239           253           122
                                                              --------      --------      --------
                                                                36,237        35,028        35,147
                                                              --------      --------      --------
INTEREST EXPENSE
      Interest on savings and NOW deposits                       1,427         1,323         1,269
      Interest on money market deposits                          2,805         2,301         1,831
      Interest on time deposits in denominations
       of $100,000 or more                                       2,521         2,960         3,302
      Interest on other time deposits                            3,064         3,139         3,448
      Interest on borrowings                                        10            15            19
                                                              --------      --------      --------
                                                                 9,827         9,738         9,869
                                                              --------      --------      --------
                      Net Interest Income                       26,410        25,290        25,278
PROVISION FOR POSSIBLE CREDIT LOSSES (Note #1E and #5)            (775)       (1,681)       (2,200)
                                                              --------      --------      --------
                      Net Interest Income After Provision
                       for Possible Credit Losses               25,635        23,609        23,078
                                                              --------      --------      --------
OTHER INCOME
      Services fees                                              4,982         5,558         4,843
      Gain on sale of SBA loans                                     32           157            83
      Other                                                         72           325           338
                                                              --------      --------      --------
                                                                 5,086         6,040         5,264
                                                              --------      --------      --------
OTHER EXPENSES
      Salaries and employee benefits                            10,579        10,348        10,286
      Net occupancy expense of premises                          2,158         2,120         2,092
      Furniture and equipment expenses                           1,715         1,752         1,509
      Other expenses (Note #16)                                  8,121         8,379         7,813
                                                              --------      --------      --------
                                                                22,573        22,599        21,700
                                                              --------      --------      --------

INCOME BEFORE INCOME TAXES                                       8,148         7,050         6,642
                                                              --------      --------      --------
INCOME TAXES (Notes #1K and #17)
      Currently payable                                          3,581         2,597         2,805
      Deferred                                                    (497)          (65)         (346)
                                                              --------      --------      --------
                                                                 3,084         2,532         2,459
                                                              --------      --------      --------
NET INCOME                                                    $  5,064      $  4,518      $  4,183
                                                              ========      ========      ========
EARNINGS PER SHARE (Note #18)
      Basic                                                   $   0.85      $   0.78      $   0.75
                                                              ========      ========      ========
      Diluted                                                 $   0.80      $   0.74      $   0.73
                                                              ========      ========      ========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                          Accumulated
                                        Number                  Additional                                   Other
                                      of Shares     Common       Paid-in     Comprehensive   Retained    Comprehensive
                                     Outstanding     Stock       Capital         Income      Earnings       Income         Total
                                     -----------    ------     -----------   -------------  -----------  -------------    -------
                                                                         (dollars in thousands)
BALANCE, JANUARY 1, 1996               3,955,761    $10,789       $ 456                      $ 19,999       $(202)        $31,042

  10% stock dividend (Note #15)          396,840      3,571                                    (3,571)
  Cash paid in lieu of
   fractional shares                                                                               (4)                         (4)
  Exercise of stock options              130,493        716         136                                                       852
  Common stock issued under
   employee benefit and dividend
   reinvestment and optional
   investment plans                       37,496        330                                                                   330
COMPREHENSIVE INCOME:
  Net income                                                                     $4,183         4,183                       4,183
  Unrealized security holding
   losses (Net of taxes of $106)                                                   (181)                      (181)          (181)
                                                                                 ------
      TOTAL COMPREHENSIVE INCOME                                                 $4,002
                                     -----------    -------       -----          ======      --------       ------        -------

BALANCE, DECEMBER 31, 1996             4,520,590     15,406         592                        20,607         (383)        36,222

  10% stock dividend (Note #15)          457,167      6,058                                    (6,058)
  Cash paid in lieu of
   fractional shares                                                                               (5)                         (5)
  Exercise of stock options               86,428        508          67                                                       575
  Common stock issued under
   employee benefit and
   dividend reinvestment and
   optional investment plans              47,808        646                                                                   646
COMPREHENSIVE INCOME:
  Net income                                                                     $4,518         4,518                       4,518
  Unrealized security holding
   gains (Net of taxes of $47)                                                       85                         85             85
                                                                                 ------
      TOTAL COMPREHENSIVE INCOME                                                 $4,603
                                     -----------    -------       -----          ======      --------       ------        -------

BALANCE, DECEMBER 31, 1997             5,111,993     22,618         659                        19,062         (298)        42,041

  15% stock dividend (Note #15)          779,314     12,469                                   (12,469)
  Cash paid in lieu of fractional
   shares                                                                                          (9)                         (9)
  Exercise of stock options               86,687        714         304                                                     1,018
  Common stock issued under
   employee benefit and dividend
   reinvestment and optional
   investment plans                       16,248        256                                                                   256
  Common stock repurchased,
   cancelled and retired                  (9,000)                                                (132)                       (132)
COMPREHENSIVE INCOME:
   Net income                                                                    $5,064         5,064                       5,064
   Unrealized security holding
   gains (Net of taxes of $86)                                                      141                        141            141
                                                                                 ------
      TOTAL COMPREHENSIVE INCOME                                                 $5,205
                                     -----------    -------       -----          ======      --------       ------        -------

BALANCE, DECEMBER 31, 1998             5,985,242    $36,057       $ 963                      $ 11,516       $ (157)       $48,379
                                     ===========    =======       =====                      ========       ======        =======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                  1998         1997         1996
                                                                                ---------    ---------    ---------
                                                                                      (dollars in thousands)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
      Interest and fees received                                                $  35,733    $  34,886    $  35,262
      Service fees and other income received                                        4,550        5,478        4,771
      Financing revenue received under leases                                         239          255          135
      Interest paid                                                                (9,929)      (9,927)     (10,117)
      Cash paid to suppliers and employees                                        (22,227)     (19,063)     (20,287)
      Income taxes paid                                                            (3,190)      (2,390)      (2,796)
                                                                                ---------    ---------    ---------
                      Net Cash Provided By Operating Activities                     5,176        9,239        6,968
                                                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturity of held-to-maturity securities                         7,854       16,272       27,724
      Purchase of held-to-maturity securities                                      (5,498)     (26,073)      (9,975)
      Proceeds from maturity of available-for-sale securities                     161,815       78,806      157,607
      Purchase of available-for-sale securities                                  (224,134)     (69,981)    (178,463)
      Proceeds from maturity of deposits in other financial institutions           20,482        8,920        5,828
      Purchase of deposits in other financial institutions                        (27,216)     (13,272)      (3,352)
      Net (increase)/decrease in credit card and revolving credit receivables         241         (655)          22
      Recoveries on loans previously written off                                      865          407          503
      Net (increase)/decrease in loans                                               (222)      (2,853)     (39,043)
      Net (increase)/decrease in leases                                             1,045       (1,862)        (730)
      Capital expenditures                                                           (681)      (1,719)      (1,122)
      Proceeds from sale of other real estate owned                                   732        3,250        3,531
      Proceeds from sale of property, plant and equipment                              73           39           71
      Stock repurchased and retired                                                  (132)
                                                                                ---------    ---------    ---------
                      Net Cash Used In Investing Activities                       (64,776)      (8,721)     (37,399)
                                                                                ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in demand deposits, NOW accounts,
       savings accounts and money market deposits                                  39,493       27,717       29,131
      Net increase/(decrease) in certificates of deposit
       with maturities of three months or less                                        318        7,861      (14,059)
      Net increase/(decrease) in certificates of deposits
       with maturities of more than three months                                  (13,295)     (16,490)      (5,234)
      Proceeds from exercise of stock options                                       1,018          575          852
      Proceeds from stock issuance                                                    256          646          330
      Principal payments on long-term debt                                            (49)         (45)         (40)
      Dividends paid                                                                   (9)          (5)          (4)
                                                                                ---------    ---------    ---------
                      Net Cash Provided By Financing Activities                    27,732       20,259       10,976
                                                                                ---------    ---------    ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                              (31,868)      20,777      (19,455)
CASH AND CASH EQUIVALENTS, Beginning of Year                                       69,350       48,573       68,028
                                                                                ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, End of Year                                          $  37,482    $  69,350    $  48,573
                                                                                =========    =========    =========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                           1998       1997       1996
                                                                          -------    -------    -------
                                                                              (dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
      Net Income                                                          $ 5,064    $ 4,518    $ 4,183
                                                                          -------    -------    -------
      Adjustments to Reconcile Net Income to Net
       Cash Provided By Operating Activities
          Depreciation and amortization                                     1,289      1,228      1,044
          Provision for possible credit losses                                775      1,681      2,200
          Provision for possible OREO losses                                  350        405        572
          Provision for deferred taxes                                        (16)        65       (346)
          (Gain)loss on sale of equipment                                      53         52        (46)
          Increase/(decrease) in taxes payable                                (90)        77         10
          (Increase)/decrease in other assets                                  11      1,640       (767)
          (Increase)/decrease in interest receivable                         (237)        27        170
          Increase/(decrease) in discounts and premiums                       (28)        86         80
          Increase/(decrease) in interest payable                            (102)      (189)      (248)
          Increase in prepaid expenses                                       (656)      (149)       (51)
          Increase/(decrease) in accrued expenses and other liabilities      (616)       411        697
          Gain on sale of other real estate owned                             (52)      (168)
          Increase in cash surrender value of life insurance                 (537)      (445)      (447)
          (Gain)/loss on sale of investments and other assets                 (32)                  (83)
                                                                          -------    -------    -------
                      Total Adjustments                                       112      4,721      2,785
                                                                          -------    -------    -------
                      Net Cash Provided By Operating Activities           $ 5,176    $ 9,239    $ 6,968
                                                                          =======    =======    =======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued


E.  Provision and Reserve for Credit Losses

    The determination of the balances in the reserves for credit losses is based on an analysis of the respective portfolios and reflects an amount which, in Management's judgment, is adequate to provide for potential losses after giving consideration to the character of the portfolios, current economic conditions, past loss experiences and such other factors as deserve current recognition in estimating losses. The provision for credit losses is charged to expense.

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

G.  Bank Premises, Equipment and Leasehold Improvements

    Bank premises, equipment and leasehold improvements are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets. Depreciation expense is based on the following depreciable lives: buildings (including leasehold premises) 20 to 30 years; leasehold improvements 3 to 20 years; and equipment 3 to 20 years.

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

I.  Earnings Per Share (EPS)

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

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, Continued


J.  Consolidated Statements of Cash Flows

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

M.  Current Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard is effective for 2000 and is not expected to have a material impact on the Bank's financial statements.

N.  Reclassifications

    Certain reclassifications were made to prior years' presentations to conform to the current year.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #2 - INVESTMENT SECURITIES

Based upon the guidelines of Statement of Financial Accounting Standard (SFAS) No. 115 and management's analysis of securities holdings, the Company's securities were classified as held-to-maturity and available-for-sale, respectively, as follows:

o   Held-To-Maturity Securities

    The amortized cost and estimated fair value of held-to-maturity securities were as follows for the dates indicated (in thousands):

                                                                              December 31, 1998
                                                         ------------------------------------------------------
                                                                           Gross         Gross
                                                            Amortized    Unrealized    Unrealized    Fair Value
                                                              Cost         Gains         Losses          (a)
                                                            ---------    ----------    ----------    ----------
U.S. Treasury Securities                                      $ 6,998     $    44                      $ 7,042
Securities of Other U.S.
   Government Agencies                                          1,999          13                        2,012
Municipal Agencies                                              1,580          24                        1,604
Other Securities                                                2,250                                    2,250
                                                              -------     -------        -------       -------
            Total Held-to-Maturity Securities                 $12,827     $    81                      $12,908
                                                              =======     =======        =======       =======

                                                                              December 31, 1997
                                                            ---------------------------------------------------
                                                                           Gross         Gross
                                                            Amortized    Unrealized    Unrealized    Fair Value
                                                              Cost         Gains         Losses          (a)
                                                            ---------    ----------    ----------    ----------
U.S. Treasury Securities                                      $11,385     $    41                      $11,426
Securities of Other U.S.
   Government Agencies                                            999           7                        1,006
Municipal Agencies                                              2,476          13                        2,489
Other Securities                                                  250                                      250
                                                              -------     -------        -------       -------
            Total Held-to-Maturity Securities                 $15,110     $    61                      $15,171
                                                              =======     =======        =======       =======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #2 - INVESTMENT SECURITIES, Continued

o   Available-For-Sale Securities

    The amortized cost and estimated fair value of available-for-sale securities were as follows for the dates indicated (in thousands):

                                                        December 31, 1998
                                         --------------------------------------------------
                                                       Gross                       Gross
                                         Amortized   Unrealized    Unrealized    Fair Value
                                           Cost        Gains         Losses          (a)
                                         ---------   ----------    ----------    ----------
U.S. Treasury Securities                  $ 4,999      $    36                   $ 5,035
Securities of Other U.S.
 Government Agencies                       60,445          150      $    10       60,585
Certificates of Participation (b)           3,980            8                     3,988
Municipal Agencies                          1,077           14                     1,091
Other Securities                           23,006                       287       22,719
                                          -------      -------      -------      -------
            Total Available-for-Sale
             Carried at Fair Value        $93,507      $   208      $   297      $93,418
                                          =======      =======      =======      =======

                                                        December 31, 1997
                                         --------------------------------------------------
                                                       Gross                       Gross
                                         Amortized   Unrealized    Unrealized    Fair Value
                                           Cost        Gains         Losses          (a)
                                         ---------   ----------    ----------    ----------
U.S. Treasury Securities                  $ 7,986      $    27                   $ 8,013
Securities of Other U.S.
 Government Agencies                       14,970           18      $    23       14,965
Certificates of Participation (b)           4,413           14                     4,427
Municipal Agencies                            336                                    336
Other Securities                            3,538                       320        3,218
                                          -------      -------      -------      -------
            Total Available-for-Sale
             Carried at Fair Value        $31,243      $    59      $   343      $30,959
                                          =======      =======      =======      =======

(a) The Bank's portfolio of securities primarily consists of investment-grade securities. The fair value of actively traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.

(b) Non-rated certificates of participation evidencing ownership interest in the California Statewide Communities Development Authority - San Joaquin County Limited Obligation Bond Trust with book values of $3,980,000 and $4,413,000 and market values of $3,988,000 and $4,427,000 at December 31, 1998 and 199 , respectively.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE #2 - INVESTMENT SECURITIES, Continued


Proceeds from maturities of investment securities held-to-maturity during 1998, were $7,854,000. Proceeds from maturities of investment securities available-for-sale during 1998, were $161,815,000. There were no gains or losses recognized. Included in shareholders' equity at December 31, 1998, is $157,000 of net unrealized losses on investments available-for-sale.

Proceeds from maturities of investment securities held-to-maturity during 1997, were $16,272,000. Proceeds from maturities of investment securities available-for-sale during 1997, were $78,806,000. There were no gains or losses recognized. Included in shareholders' equity at December 31, 1997, is $298,000 of net unrealized losses on investments available-for-sale.

Securities with a book value of $14,402,000 and $155,139,000 and market value of $14,471,000 and $15,157,000 at December 31, 1998 and 1997 , respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost, estimated fair value and average yield of securities at December 31, 1998, by contractual maturity were as follows (in thousands):

                                               Held-to-Maturity Securities
                                           -----------------------------------
  Maturities Schedule of Securities        Amortized                 Average
          December 31, 1998                  Cost       Fair Value   Yield (a)
-------------------------------------      ---------    ----------   ---------
Due in one year or less                     $ 9,765      $ 9,801      6.05%
Due after one year through five years         3,062        3,107      5.96%
                                            -------      -------      ----
             Carried at Amortized Cost      $12,827      $12,908      6.01%
                                            =======      =======      ====

                                               Available-for-Sale Securities
                                           -----------------------------------
                                           Amortized                 Average
                                             Cost       Fair Value   Yield (a)
                                           ---------    ----------   ---------
Due in one year or less                     $55,977      $55,772      5.76%
Due after one year through five years        36,780       36,885      6.09%
Due after five through ten years                750          761      4.51%
                                            -------      -------      ----
             Carried at Fair Value          $93,507      $93,418      5.45%
                                            =======      =======      ====


(a) The average yield is based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #3 - LOANS

The composition of the loan portfolio at December 31, 1998 and 1997, was as follows (in thousands):

                                                                   1998            1997
                                                                ---------       ---------
Commercial, financial and agricultural                          $  44,525       $  43,883
Real Estate - construction                                         15,602          10,895
Real Estate - mortgage
      Commercial                                                  194,381         200,502
      Residential                                                  28,382          28,541
Loans to individuals for household, family
 and other personal expenditures                                    7,010           6,450
All other loans (including overdrafts)                              1,518           2,203
                                                                ---------       ---------
                                                                  291,418         292,474
Deferred income on loans                                             (539)           (665)
                                                                ---------       ---------
                             Loans, Net of Deferred Income      $ 290,879       $ 291,809
                                                                =========       =========

Nonaccruing loans totaled approximately $6,347,000 and $11,458,000 at December 31, 1998 and 1997, respectively. Interest income that would have been recognized on nonaccrual loans if they had performed in accordance with the terms of the loans was approximately $967,000, $981,000 and $1,488,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

At December 31, 1998 and 1997, the Bank had approximately $36,000 and $7,000 in loans past due 90 days or more in interest or principal and still accruing interest. These loans are collateralized and in the process of collection.


NOTE #4 - DIRECT LEASE FINANCING

The Bank leases equipment to parties under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investment in direct lease financing at December 31, 1998 and 1997, consists of the following (in thousands):

                                 1998          1997
                               -------       -------
Lease payments receivable      $ 3,953       $ 5,443
Unearned income                   (249)         (694)
                               -------       -------
                               $ 3,704       $ 4,749
                               =======       =======

At December 31, 1998, the Bank had no outstanding lease commitments.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE #4 - DIRECT LEASE FINANCING, Continued


At December 31, 1998, future minimum lease payments receivable under direct financing leases are as follows (in thousands):

                 Year
        ---------------------
                 1999                 $1,329
                 2000                  1,024
                 2001                    767
                 2002                    322
                 2003                    270
               Thereafter                241
                                      -------
                                       3,953
         Less unearned income           (249)
                                      -------
                                      $3,704
                                      =======

NOTE #5 - RESERVE FOR LOAN AND LEASE LOSSES

Transactions in the reserve for loan and lease losses are summarized as follows (in thousands):

                                                  1998          1997          1996
                                                -------       -------       -------
Balance, Beginning of Year                      $ 5,165       $ 4,744       $ 3,644
Recoveries on loans previously charged off          505           407           503
Provision charged to operating expense              775         1,681         2,200
Loans charged off                                  (869)       (1,667)       (1,603)
                                                -------       -------       -------
Balance, End of Year                            $ 5,576       $ 5,165       $ 4,744
                                                =======       =======       =======

SFAS No. 114, (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan" generally requires those loans identified as "impaired" to be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

The Bank has identified all nonaccruing loans and troubled debt restructurings as being impaired loans. The allowance for loan losses related to impaired loans amounted to approximately $1,363,000 and $951,000 for the years ended December 31, 1998 and 1997, respectively, and is included in the above balances. The average balance of these loans amounted to approximately $8,444,000 and $11,808,000 for the years ended December 31, 1998 and 1997, respectively. Cash receipts during 1998 applied to reduce principal balance and recognized as interest income was approximately $5,780,000 and $547,000, respectively. Cash receipts during 1997 applied to reduce principal balance and recognized as interest income was approximately $6,346,000 and $919,000, respectively.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE #6 - LOANS TO DIRECTORS AND OFFICERS

During prior years, the Bank has granted in the ordinary course of its business, loans to directors, principal shareholders and their associates. All such loans were made under terms which are consistent with the Bank's normal lending policies.

An analysis of the activity with respect to such aggregate loans to related parties during 1998 and 1997, is as follows (in thousands):

                                            1998      1997
                                            ----      ----
Outstanding Balance, Beginning of Year        --      $ 41
Credit granted, including renewals            --        --
Repayments and other reductions               --       (41)
                                            ----      ----
Outstanding Balance, End of Year              --      $  0
                                            ====      ====

NOTE #7 - BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment are summarized as follows (in thousands):

                                                        1998           1997
                                                      --------       --------
Buildings                                             $  2,424       $  2,424
Furniture and equipment                                  8,042          7,829
Leasehold improvements                                   2,490          2,380
                                                      --------       --------
                                                        12,956         12,633
Less:  Accumulated depreciation and amortization        (7,208)        (6,151)
                                                      --------       --------
                                                         5,748          6,482
Land                                                     1,222          1,222
                                                      --------       --------
                             Total                    $  6,970       $  7,704
                                                      ========       ========


NOTE #8 - OTHER REAL ESTATE OWNED

As discussed in Note #1H, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, 1998 and 1997, were as follows (in thousands):

                                                  1998          1997
                                                -------       -------
Balance, Beginning of Year                      $ 2,906       $ 4,595
Additions                                         3,094         1,798
Valuation adjustments and other reductions       (3,124)       (3,487)
                                                -------       -------
Balance, End of Year                            $ 2,876       $ 2,906
                                                =======       =======

The balances at December 31, 1998 and 1997 are shown net of reserves of $503,000 and $389,000, respectively.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE #8 - OTHER REAL ESTATE OWNED, Continued


Transactions in the reserve for other real estate owned are summarized for December 31, 1998 and 1997 were as follows (in thousands):

                                          1998          1997
                                        -------       -------
Balance, Beginning of Year              $   389       $ 1,146
Provision charged to other expense          391           405
Charge-offs and other reductions           (277)       (1,162)
                                        -------       -------
Balance, End of Year                    $   503       $   389
                                        =======       =======

NOTE #9 - DEPOSITS

At December 31, 1998, the scheduled maturities of time deposits are as follows (in thousands):

     1999           $91,046
     2000             6,268
     2001               422
     2002                37
     2003                10
                    -------
          Total     $97,783
                    =======

NOTE #10 - LONG-TERM DEBT

The long-term debt consists of one obligation. This note is a secured obligation and bears interest at 10%. Principal and interest are payable monthly in installments of $4,956, beginning October 1, 1990, until maturity at September 1, 2000.

The following is a schedule of future payments (in thousands):

     Year      Principal    Interest    Total
     ----      ---------    --------    -----
     1999         $55         $ 5        $60
     2000          19                     19
                  ---         ---        ---
                  $74         $ 5        $79
                  ===         ===        ===

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE #11 - STOCK OPTION PLAN

The Bank has a fixed option plan, which is described below. The Bank applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

The Company's 1993 incentive stock option and nonqualified stock option plan approved by the stockholders provide that an aggregate of 1,147,041 shares (after giving retroactive effect for stock dividends) of the Company's unissued common stock may be granted to certain officers, key employees, and directors at prices not less than the fair market value of such shares at dates of grant. Options granted expire within a period of not more than ten years from the date the option is granted.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: risk-free rates of 4.67%, 5.70% and 6.17%; dividend yields of 0%; expected life of five years; and volatility of 34%, 34% and 35%.

A summary of the status of the Bank's fixed stock option plan as of December 31, 1998, 1997, and 1996, and changes during the years ending on those dates is presented below:

                                            1998                     1997                   1996
                                     --------------------     --------------------    -------------------
                                                 Weighted                 Weighted               Weighted
                                                 Average                  Average                Average
                                                 Exercise                 Exercise               Exercise
                                     Shares       Price       Shares       Price      Shares      Price
                                     -------     --------     -------     --------    ------     --------
Outstanding, Beginning of Year       780,410     $   7.92     582,091     $ 6.13      576,352     $ 4.32
Granted                               92,800        15.42     314,469      11.48      198,721       6.17
Exercised                            (86,687)       (8.14)   (102,671)      6.22     (180,081)      3.98
Forfeited                            (27,662)      (11.17)    (13,479)      7.06      (12,901)      5.26
                                     -------                 --------                 -------
Outstanding, End of Year             758,861         8.49     780,410       9.11      582,091       5.33
                                     =======                 ========                 =======

Options exercisable at year end      652,793         7.61     508,607       5.26      442,267       4.90
Weighted average fair value
 of options granted during
 the year                            $  5.86                 $   3.51                 $  3.51

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE #11 - STOCK OPTION PLAN, Continued


The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                               Options Outstanding             Options Exercisable
                     -------------------------------------  -------------------------
                                      Weighted
                                      Average     Weighted                   Weighted
                                     Remaining    Average                     Average
                        Number      Contractual   Exercise      Number       Exercise
                     Outstanding        Life       Price      Exercisable     Price
                     -----------    -----------   --------    -----------    --------
$5.21 to $5.92         254,716          5.69       $ 5.58       254,716       $ 5.58
$6.72 to $6.82         137,565          7.53         6.73       131,708         6.43
$8.96 to $9.10         205,055          8.07         9.09       198,925         7.74
$10.57 to $11.75        25,150          9.06        10.76        13,275        10.45
$12.05 to $13.37        60,375          8.67        12.19        40,844        12.16
$15.88 to $17.50        76,000          9.49        16.12        13,325        15.38
                       -------                                  -------
$5.21 to $17.50        758,861          7.40         8.49       652,793         8.41
                       =======                                  =======

Had the bank determined compensation cost based on the fair value at the grant date for its stock options under No. 123, the Bank's net income would have been reduced to the following pro forma amount (in thousands, except per share data):

                                   1998            1997            1996
                                ---------       ---------       ---------
Net income:
     As reported                $   5,064       $   4,518       $   4,183
     Pro forma                      4,710           4,324           4,153

Per share data:
     Net income - Basic
          As reported           $    0.85       $    0.78       $    0.75
          Pro forma             $    0.79       $    0.75       $    0.75
     Net income - diluted
          As reported           $    0.80       $    0.74       $    0.73
          Pro forma             $    0.74       $    0.71       $    0.72

NOTE #12 - DEFINED CONTRIBUTION PLAN (401K)

The Company sponsors a defined contribution pension plan that covers all employees with 1,000 or more hours worked in a year. Contributions to the plan are based on the employee's gross salary less the IRS Section 125 flex plan. For the years ending December 31, 1998, 1997, and 1996, the amount of pension expense was $270,000, $273,000, and $138,000, respectively.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE #13 - DEFERRED COMPENSATION

The Bank maintained a nonqualified, unfunded deferred compensation plan for certain key management personnel whereby they may defer compensation which will then provide for certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement. The plan provides for reduced benefits upon early retirement, disability, or termination of employment. The deferred compensation expense for 1998 was $328,970 ($194,085 net of income taxes), 1997 was $306,504 ($180,831 net of income taxes), and 1996 was $322,488 ($193,493 net of income taxes).

NOTE #14 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the Department of Financial Institutions, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20% of its contributed capital and retained earnings. At December 31, 1998, the combined amount of funds available from these two sources amounted to approximately $23,887,000 or 49% of consolidated stockholders' equity.

NOTE #15 - STOCK DIVIDENDS

On January 23, 1996, the Board of Directors declared a 10% stock dividend payable on April 5, 1996, to stockholders of record on March 22, 1996. As a result, the Bank distributed 396,840 shares of common stock and the common stock was increased and retained earnings were decreased by $3,571,000. On March 25, 1997, the Board of Directors declared a 10% percent stock dividend payable on June 20, 1997, to stockholders of record on June 6, 1997. As a result, the Bank distributed 457,167 shares of common stock and the common stock was increased and retained earnings was decreased by $6,058,000. On April 16, 1998, the Board of Directors declared a 15 percent stock dividend payable on July 7, 1998, to stockholders of record on June 15, 1998. As a result, the Bank distributed 779,314 shares of common stock and the common stock was increased and retained earnings was decreased by $12,469,000. All references in the accompanying financial statements to the number of common shares and per share amounts for 1997 and 1996 have been restated to reflect the stock dividends.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE #16 - OTHER EXPENSES

The following is a breakdown of other expenses for the years ended December 31, 1998, 1997, and 1996 (in thousands):

                                              1998         1997         1996
                                             ------       ------       ------
Data processing                              $  934       $1,051       $  893
Marketing expenses                              707          661          766
Office supplies, postage and telephone        1,162        1,316        1,050
Bank insurance                                  582          453          454
Supervisory assessments                         108          139          143
Legal fees                                      683          802          843
Operating losses                                142           86          660
OREO expenses                                   586          561          574
Other                                         3,217        3,310        2,430
                                             ------       ------       ------
                             Total           $8,121       $8,379       $7,813
                                             ======       ======       ======

NOTE #17 - INCOME TAXES

The provisions for income taxes consist of the following (amounts in thousands):

                                            1998           1997           1996
                                           -------        -------        -------
Tax provision applicable to income
 before income taxes                       $ 3,084        $ 2,532        $ 2,459
                                           =======        =======        =======
Federal Income Tax
      Current                                2,520          1,766          1,946
      Deferred                                (366)            (9)          (234)
State Franchise Tax
      Current                                1,061            831            859
      Deferred                                (131)           (56)          (112)
                                           -------        -------        -------
                               Total       $ 3,084        $ 2,532        $ 2,459
                                           =======        =======        =======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE #17 - INCOME TAXES, Continued


The following is a summary of the components of the deferred tax assets accounts recognized in the accompanying statements of financial condition as of December 31 (amounts in thousands):

Deferred Tax Assets                                                        1998           1997
                                                                         -------        -------
      Allowance for loan losses due to tax limitations                   $ 1,764        $ 1,461
      Deferred compensation plan                                             867            808
      Allowance for other real estate owned                                  217            152
      Other assets and liabilities                                           356            268
                                                                         -------        -------
                             Total Deferred Tax Assets                     3,204          2,689

Deferred Tax Liabilities
      Premises and equipment due to depreciation difference                 (732)          (796)
      Net unrealized appreciation on available-for-sale securities           (86)            (4)
                                                                         =======        =======
                             Net Deferred Tax Assets                     $ 2,386        $ 1,889
                                                                         =======        =======

Deferred tax expense results from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows (in thousands):

                                                                 1998                      1997                      1996
                                                         -------------------       -------------------       -------------------
                                                         Federal       State       Federal       State       Federal       State
                                                          -----        -----        -----        -----        -----        -----
Tax effect of
      Nonaccrual loan interest computed
       differently on tax returns than
       for financial statements                           $  74        $  26        $  65        $  25        $   8        $   3
      Direct lease financing                                                                                      9            7
      Depreciation computed differently
       on tax returns than for financial statements         (34)         (12)          (6)          (3)          24           18
      OREO transactions computed differently
       on tax return than for financial statements          (48)         (17)         210           83          (24)          (9)
      Deferred compensation plan                            (43)         (15)         (85)         (19)         (70)         (27)
      Provision for loan loss deduction on tax
       return under amount charged for
       financial statements purposes                       (223)         (80)         (70)         (80)        (243)         (93)
      Other assets and liabilities                          (92)         (33)        (123)         (62)          62          (11)
                                                          -----        -----        -----        -----        -----        -----
                             Total                        $(366)       $(131)       $  (9)       $ (56)       $(234)       $(112)
                                                          =====        =====        =====        =====        =====        =====

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE #17 - INCOME TAXES, Continued


As a result of the following items, the total tax expenses for 1998, 1997 and 1996, were less than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes (dollars in thousands):

                                                   1998                     1997                        1996
                                         -----------------------    ----------------------     -----------------------
                                                      Percent of                Percent of                  Percent of
                                                        Pretax                    Pretax                     Pretax
                                         Amount         Income      Amount        Income       Amount        Income
                                         -------      ----------    -------     ----------     -------      ----------
Federal rate                             $ 2,770        34.0        $ 2,397        34.0        $ 2,258        34.0
Changes due to State income tax,
 net of Federal tax benefit                  579         7.1            501         7.1            472         7.1
Exempt interest                             (296)       (3.6)          (319)       (4.5)          (218)       (3.3)
Other                                         31         0.3            (47)       (0.7)           (53)       (0.8)
                                         -------        ----        -------        ----        -------        ----
                             Total       $ 3,084        37.8        $ 2,532        35.9        $ 2,459        37.0
                                         =======        ====        =======        ====        =======        ====

NOTE #18 - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

                                                         1998                    1997                       1996
                                                  ------------------      ------------------     -----------------------
                                                  Income      Shares      Income      Shares       Income         Shares
                                                  ------      ------      ------      ------     -----------      ------
Net income as reported                            $5,064                  $4,518                 $     4,183
Shares outstanding at year end                                 5,985                   5,878                       5,718
Impact of weighting shares
 purchased during the year                                       (38)                    (83)                       (149)
                                                  ------       -----      ------       -----     -----------       -----
                      Used in Basic EPS            5,064       5,947       4,518       5,795           4,183       5,569
Dilutive effect of outstanding
 stock options                                                   423                     265                         162
                                                  ------       -----      ------       -----     -----------       -----
                      Used in Dilutive EPS        $5,064       6,370      $4,518       6,060     $     4,183       5,731
                                                  ======       =====      ======       =====     ===========       =====

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #19 - COMMITMENTS AND CONTINGENCIES

The Bank leases land and buildings under noncancelable operating leases expiring at various dates through 2014. The following is a schedule of future minimum lease payments based upon obligations at year-end (in thousands):

            Year
      ----------------
            1999            $ 1,223
            2000              1,178
            2001              1,163
            2002              1,019
            2003              1,017
      Succeeding years        4,856
                            -------
                            $10,456
                            =======

Total rental expense for the three years ended December 31, 1998, 1997, and 1996, was $1,231,000 $1,203,000, $1,064,000, respectively.

The Bank is involved in various litigation. In the opinion of Management and the Company's legal counsel, the disposition of all litigation pending will not have a material effect on the Company's financial statements.

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby commercial letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1998 and 1997 , the Bank had commitments to extend credit of $48,807,000 and $53,189,000, respectively, and obligations under standby letters of credit of $2,142,000 and $969,000, respectively.

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

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #20 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts and ratios are presented in the following table (amounts in thousands):

                                                                          Capital Needed
                                                               ------------------------------------
                                                                                      To Be Well
                                                                 For Capital      Capitalized Under
                                                                   Adequacy       Prompt Corrective
                                                 Actual            Purposes          Provisions
                                            ---------------    ----------------   -----------------
                                            Amount    Ratio    Amount     Ratio    Amount    Ratio
                                            ------    -----    ------     -----   -------    ------
As of December 31, 1998:
Total capital to risk-weighted assets      $51,576     15.1%   $27,277     8.0%    $34,096    10.0%
Tier 1 capital to risk-weighted assets      47,298     13.9%    13,639     4.0%     20,458     6.0%
Tier 1 capital to average assets            47,298     10.0%    18,962     4.0%     23,702     5.0%

As of December 31, 1997:
Total capital to risk-weighted assets      $45,039     14.3%   $25,121     8.0%    $31,401    10.0%
Tier 1 capital to risk-weighted assets      41,098     13.1%    12,560     4.0%     18,840     6.0%
Tier 1 capital to average assets            41,098      9.5%    17,346     4.0%     21,682     5.0%

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #21 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments at December 31, 1998, (dollars in thousands). FASB Statement 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                               December 31, 1998
                                             ----------------------
                                             Carrying       Fair
                                              Amount       Value
                                             --------     --------
Financial Assets
      Cash and cash equivalents              $ 37,482     $ 37,482
      Investment securities and deposits      121,288      121,369
      Loans                                   291,418      299,380
      Direct lease financing                    3,704        3,590

Financial Liabilities
      Deposits                                416,664      415,302
      Long-term debt                               74           49

Unrecognized Financial Instruments
      Commitments to extend credit             48,807       48,807
      Standby letters of credit                 2,142        2,142

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

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE #22 - CONDENSED FINANCIAL INFORMATION OF FOOTHILL INDEPENDENT BANCORP
           (PARENT COMPANY)

                                 BALANCE SHEETS

                                                                     1998        1997        1996
                                                                   -------     -------     -------
                                                                         (dollars in thousands)
ASSETS
      Cash                                                         $   261     $   143     $   281
      Investment in subsidiaries                                    47,475      41,173      35,283
      Time certificates of deposit                                      97         394
      Accounts receivable                                              413         143         209
      Loans                                                                         13          15
      Excess of cost over net assets of company acquired (net)         128         170         212
      Prepaid and other                                                  5           5         222
                                                                   -------     -------     -------
                      Total Assets                                 $48,379     $42,041     $36,222
                                                                   =======     =======     =======

STOCKHOLDERS' EQUITY
      Common stock                                                  36,057      22,618      15,406
      Additional paid-in capital                                       963         659         592
      Retained earnings                                             11,359      18,764      20,224
                                                                   -------     -------     -------
                      Total Stockholders' Equity                    48,379      42,041      36,222
                                                                   =======     =======     =======

                                        STATEMENTS OF INCOME

INCOME
      Equity in undistributed income of subsidiaries               $ 5,261     $ 4,705     $ 4,328
      Interest and other income                                         18          73           6
                                                                   -------     -------     -------
                                                                     5,279       4,778       4,334
                                                                   -------     -------     -------
EXPENSE
      Amortization and other expenses                                  323         334         224
                                                                   -------     -------     -------

                      Total Operating Income                         4,956       4,444       4,110
Tax benefit of parent's operating expenses                             108          74          73
                                                                   -------     -------     -------
                      Net Income                                   $ 5,064     $ 4,518     $ 4,183
                                                                   =======     =======     =======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #22 - CONDENSED FINANCIAL INFORMATION OF FOOTHILL INDEPENDENT BANCORP
           (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                              1998         1997         1996
                                                                            -------      -------      -------
                                                                                   (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
      Cash received for tax benefit from Foothill Independent Bank          $   108      $    74      $    72
      Interest and other income received                                         18           73            6
      Cash paid for operating expenses                                         (551)          (9)        (266)
                                                                            -------      -------      -------
                      Net Cash Provided/(Used) By Operating Activities         (425)         138         (188)
                                                                            -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease in loans                                                      13            2
      (Purchase)/redemption of deposits in other financial institutions         297         (394)          95
      Capital contributed to subsidiary                                        (900)      (1,100)      (1,000)
      Capital stock repurchased                                                (132)
                                                                            -------      -------      -------
                      Net Cash Used By Investing Activities                    (722)      (1,492)        (905)
                                                                            -------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends paid                                                             (9)          (5)          (3)
      Capital stock purchased                                                   256          646          330
      Proceeds from exercise of stock options                                 1,018          575          852
                                                                            -------      -------      -------
                      Net Cash Provided By Financing Activities               1,265        1,216        1,179
                                                                            -------      -------      -------
NET INCREASE/(DECREASE) IN CASH                                                 118         (138)          86
CASH, Beginning of Year                                                         143          281          195
                                                                            -------      -------      -------
CASH, End of Year                                                           $   261      $   143      $   281
                                                                            =======      =======      =======

RECONCILIATION OF NET INCREASE TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
NET INCOME                                                                  $ 5,064      $ 4,518      $ 4,183
                                                                            -------      -------      -------
      Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities
          Amortization                                                           42           42           42
          Undistributed earnings of subsidiaries                             (5,261)      (4,705)      (4,328)
          (Increase)/decrease in accounts receivable                           (270)          66         (172)
          Decrease in prepaids and other                                                     217           87
                                                                            -------      -------      -------
                      Total Adjustments                                      (5,489)      (4,380)      (4,371)
                                                                            -------      -------      -------
                      Net Cash Provided/(Used) by Operating Activities      $  (425)     $   138      $  (188)
                                                                            =======      =======      =======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE #23 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following quarterly financial information for the Company and its subsidiaries for the two years ended December 31, 1998, is summarized below:

                                                               1998
                                              ---------------------------------------
                                              First      Second     Third      Fourth
                                              ------     ------     ------     ------
                                          (dollars in thousands, except per share amounts)
Summary of Operations
      Interest income                         $8,576     $8,976     $9,401     $9,284
      Interest expense                         2,425      2,497      2,537      2,368
      Net interest income                      6,151      6,479      6,864      6,916
      Provision for loan losses                  275        100        200        200
      Net interest income after provision
       for loan losses                         5,876      6,379      6,664      6,716
      Other income                             1,235      1,300      1,284      1,267
      Other expense                            5,540      5,708      5,699      5,626
      Income before taxes                      1,571      1,971      2,249      2,357
      Applicable income taxes                    567        737        827        953
                                              ------     ------     ------     ------
                      Net Income              $1,004     $1,234     $1,422     $1,404
                                              ======     ======     ======     ======
Earnings Per Share - Basic                    $ 0.17     $ 0.21     $ 0.24     $ 0.23
                                              ======     ======     ======     ======
Earnings Per Share - Diluted                  $ 0.16     $ 0.19     $ 0.23     $ 0.22
                                              ======     ======     ======     ======

                                                               1997
                                              ---------------------------------------
                                              First      Second     Third      Fourth
                                              ------     ------     ------     ------
Summary of Operations
      Interest income                         $8,368     $8,732     $8,916     $9,012
      Interest expense                         2,443      2,384      2,442      2,469
      Net interest income                      5,925      6,348      6,474      6,543
      Provision for loan losses                  281         50         50      1,300
      Net interest income after provision
       for loan losses                         5,644      6,298      6,424      5,243
      Other income                             1,381      1,432      1,396      1,831
      Other expense                            5,225      6,106      5,675      5,519
      Income before taxes                      1,800      1,624      2,145      1,555
      Applicable income taxes                    667        610        823        506
                                              ------     ------     ------     ------
                      Net Income              $1,133     $1,014     $1,322     $1,049
                                              ======     ======     ======     ======
Earnings Per Share - Basic                    $ 0.20     $ 0.17     $ 0.23     $ 0.18
                                              ======     ======     ======     ======
Earnings Per Share - Diluted                  $ 0.19     $ 0.16     $ 0.22     $ 0.17
                                              ======     ======     ======     ======

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for information regarding the Registrant's executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement that is expected be filed with the Commission by April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement that is expected be filed with the Commission by April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement that is expected be filed with the Commission by April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement that is expected be filed with the Commission by April 30, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Form 10-K:

         (1)      Financial Statements:

                  See Index to Financial Statements in Item 8 on Page 36 of this Report.

         (2)      Financial Statement Schedules:

                  All schedules are omitted as the information is not required, is not material or is otherwise furnished.

         (3)      Exhibits:

                  See Index to Exhibits on Page E-1 of this Form 10-K.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 1999.

                                      FOOTHILL INDEPENDENT BANCORP (Registrant)


                                      By: /s/ GEORGE E. LANGLEY
                                          --------------------------------------
                                          George E. Langley, President
                                          and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the registrant in the capacities indicated on March 23, 1999


/s/ GEORGE E. LANGLEY                 President, Chief Executive Officer
-----------------------------         (Principal Executive Officer) and Director
George E. Langley


/s/ CAROL ANN GRAF                    Chief Financial Officer (Principal Financial
-----------------------------         and Accounting Officer)
Carol Ann Graf


/s/ DONNA MILTENBERGER                Executive Vice President and Director
-----------------------------
Donna Miltenberger


/s/ WILLIAM V. LANDECENA              Chairman of the Board of Directors
-----------------------------
William V. Landecena


/s/ CHARLES BOONE                     Director
-----------------------------
Charles Boone


/s/ RICHARD GALICH                    Director
-----------------------------
Richard Galich


/s/ O. L. MESTAD                      Director
-----------------------------
O. L. Mestad


/s/ GEORGE SELLERS                    Director
-----------------------------
George Sellers

/s/ DOUGLAS TESSITOR                  Director
-----------------------------
Douglas Tessitor


/s/ MAX E. WILLIAMS                   Director
-----------------------------
Max E. Williams

                                INDEX TO EXHIBITS

                                                                                              SEQUENTIALLY
EXHIBIT                                                                                         NUMBERED
NUMBER                                                                                            PAGE
------                                                                                        ------------
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

 10.15    Foothill Independent Bank--Walnut Branch Office Lease                                  (R-5)

 10.16    Employment Agreement dated as of November 24, 1987 between the Bank and J.T.
          Waller                                                                                 (R-6)

 10.17    Employment Agreement dated as of April 1, 1993 between the Bank and George E.
          Langley                                                                                (R-7)

 10.18    Foothill Independent Bancorp 1993 Stock Incentive Plan                                 (R-7)

 10.19    Employment Agreement dated as of March 31, 1995 between the Bank and
          George E. Langley (replacing the Employment Agreement entered into as
          of April 1, 1993)                                                                      (R-9)

 10.20    Employment Agreement dated as of September 30, 1997 between the Bank and George E. Langly (replacing the Employment Agreement dated March
          31, 1995)                                                                              (R-10)

 21       Subsidiaries of Registrant

 23.1     Consent of Independent Certified Public Accountants with respect to the Financial
          Statements of the Registrant

 23.2 Consent of Independent Certified Public Accountants with respect to the Financial Statements of the Registrant's 401K Plan included as
          Exhibit 99 to this Report

                                                                                              SEQUENTIALLY
EXHIBIT                                                                                         NUMBERED
NUMBER                                                                                            PAGE
------                                                                                        ------------
 24.1     Power of Attorney -- (Included on Signature Page)                                       --

 27       Financial Data Sheet as of and for the year ended December 31, 1998

 99       Financial Statements of the registrant's 401k Plan (Partners in Your
          Future) required by Form 11-K, which is being filed as part of this Annual Report pursuant to Rule 15d-21 under the Securities Exchange
          Act of 1934

Compensation Plan and Arrangements

          Nonqualified and Incentive Stock Option Plan -- See Exhibit 10.2 above

          Foothill Independent Bank - Deferred Compensation Plan -- See Exhibit
          10.2 above

          Foothill Independent Bancorp - 1993 Stock Incentive Plan -- See
          Exhibit 10.18 above

          Employment Agreement dated as of September 30, 1997 between Foothill
          Independent Bank and George E. Langley -- See Exhibit 10.20 above

------------

(R-1) Incorporated by reference to the same numbered exhibit to Registration Statement on Form S-14 (File No. 2-83329) filed on May 10, 1983.
(R-2) Incorporated by reference to the same numbered exhibit to Registration Statement on Form S-8 (File No. 2-89744) filed on March 2, 1984.
(R-3) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.
(R-4) Incorporated by reference to Exhibit A to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 (File No. 33-5898) filed on May 22, 1986.
(R-5) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.
(R-6) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.
(R-7) Incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year-ended December 31, 1992.
(R-8) Incorporated by reference to same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(R-9) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(R-10) Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.