Form 10-Q
period 1999-03-31
FOOTHILL INDEPENDENT BANCORP
filed 1999-05-17
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to__________________


                         Commission file number 0-11337

                          FOOTHILL INDEPENDENT BANCORP
             (Exact name of Registrant as specified in its charter)

                 CALIFORNIA                                95-3815805
        (State or other jurisdiction             (I.R.S. Employer Identification
      of incorporation or organization)                      Number)

      510 SOUTH GRAND AVENUE, GLENDORA, CALIFORNIA              91741
      (Address of principal executive offices)               (Zip Code)

                        (626) 963-8551 or (909) 599-9351
              (Registrant's telephone number, including area code)

                                 Not Applicable
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  YES  [XX].    NO [ ].


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        5,894,682 shares of Common Stock
                                as of May 5, 1999


                                                              Page 1 of 21 Pages
                                  Exhibit Index on sequentially numbered Page 20

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                      March 31,       December 31,
                                                                        1999              1998
                                                                     ---------         ---------
ASSETS
Cash and due from banks                                              $  26,187         $  24,482
Federal funds sold                                                      13,350            13,000
                                                                     ---------         ---------
              Total Cash and Cash Equivalents                           39,537            37,482
                                                                     ---------         ---------
Interest-bearing deposits in other financial institutions               16,133            15,043
                                                                     ---------         ---------
Investment Securities Held-To-Maturity (approximate market
    value $12,903 in 1999 and $12,908 in 1998
        U.S. Treasury                                                    6,999             6,998
        U.S. Government Agencies                                         1,999             1,999
        Municipal Agencies                                               1,579             1,580
        Other Securities                                                 2,250             2,250
                                                                     ---------         ---------
              Total Investment Securities Held-To-Maturity              12,827            12,827
                                                                     ---------         ---------
Investment Securities Available-For-Sale                                74,424            93,418
                                                                     ---------         ---------

Loans, net of unearned discount and
    prepaid points and fees                                            307,533           290,879
Direct lease financing                                                   3,047             3,704
    Less reserve for possible loan and lease losses                     (5,723)           (5,576)
                                                                     ---------         ---------
              Total Loans & Leases, net                                304,857           289,007
                                                                     ---------         ---------

Bank premises and equipment                                              6,770             6,970
Accrued interest                                                         2,645             2,891
Other real estate owned, net of allowance for possible losses
    of $65 in 1999 and $19 in 1998                                       2,786             2,876
Cash surrender value of life insurance                                   4,659             4,578
Prepaid expenses                                                         1,604             1,199
Deferred income taxes                                                    1,651             2,386
Other assets                                                               304               400
                                                                     ---------         ---------
              TOTAL ASSETS                                           $ 468,197         $ 469,077
                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
        Demand deposits                                              $ 140,617         $ 139,939
        Savings and NOW deposits                                       106,915            99,198
        Money market deposits                                           78,884            79,744
        Time deposits in denominations of $100,000 or more              57,142            58,066
        Other time deposits                                             32,454            39,717
                                                                     ---------         ---------
              Total deposits                                           416,012           416,664
                                                                     ---------         ---------

Accrued employee benefits                                                1,774             1,836
Accrued interest and other liabilities                                   3,198             2,124
Long-term debt                                                              61                74
                                                                     ---------         ---------
              Total Liabilities                                        421,045           420,698
                                                                     ---------         ---------
Stockholders' Equity
        Contributed capital
              Capital stock - authorized
              12,500,000 shares without par value;
              issued and outstanding 5,915,263
              shares in 1999 and 5,985,244 in 1998                      36,111            36,057
        Additional Paid-in Capital                                         963               963
        Retained Earnings                                               10,360            11,516
        Accumulated Other Comprehensive Income                            (282)             (157)
                                                                     ---------         ---------
              Total Stockholders' Equity                                47,152            48,379
                                                                     ---------         ---------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 468,197         $ 469,077
                                                                     =========         =========

See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)



                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                        1999           1998
                                                   ------------      ---------
INTEREST INCOME
     Interest and fees on loans                        $6,980        $7,164
     Interest on investment securities
         U.S. Treasury                                    161           271
         Obligations of other U.S. government
           agencies                                       692           271
         Municipal agencies                                88            91
         Other securities                                 356           188
     Interest on deposits                                 200           127
     Interest on Federal funds sold                       152           398
     Lease financing income                                48            66
                                                       ------        ------
         Total Interest Income                          8,677         8,576
                                                       ------        ------

INTEREST EXPENSE
     Interest on savings & NOW deposits                   382           341
     Interest on money market deposits                    659           626
     Interest on time deposits in denominations
         of $100,000 or more                              452           675
     Interest on other time deposits                      631           780
     Interest on borrowings                                 2             3
                                                       ------        ------
         Total Interest Expense                         2,126         2,425
                                                       ------        ------

         Net Interest Income                            6,551         6,151

PROVISION FOR LOAN AND LEASE LOSSES                       156           275
                                                       ------        ------

Net Interest Income After Provisions
     for Loan and Lease Losses                          6,395         5,876
                                                       ------        ------

OTHER INCOME
     Fees and service charges                           1,161         1,234
     Gain on sale SBA loans                                28            --
     Other                                                                1
                                                       ------        ------
         Total other income                             1,189         1,235
                                                       ------        ------

OTHER EXPENSES
     Salaries and benefits                              2,349         2,427
     Occupancy expenses, net of revenue
         of $44 in 1999 and $34 in 1998                   510           532
     Furniture and equipment expenses                     405           421
     Other expenses (Note 2)                            1,945         2,160
                                                       ------        ------
         Total Other Expenses                           5,209         5,540
                                                       ------        ------

INCOME BEFORE INCOME TAXES                              2,375         1,571
                                                       ------        ------


PROVISION FOR INCOME TAXES                                867           567
                                                       ------        ------

NET INCOME                                             $1,508        $1,004
                                                       ======        ======

EARNINGS PER SHARE OF COMMON STOCK
     Basic                                             $ 0.25        $ 0.17
                                                       ------        ------
     Diluted                                           $ 0.24        $ 0.16
                                                       ------        ------
     (Note 3)

See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (dollars in thousands)

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                                         ACCUMULATED
                                                  NUMBER OF                  ADDITIONAL                     OTHER
                                                   SHARES       CAPITAL        PAID-IN      RETAINED    COMPREHENSIVE
                                                OUTSTANDING      STOCK         CAPITAL      EARNINGS        INCOME          TOTAL
                                                -----------     -------      ----------     --------    -------------       -----
BALANCE, January 1, 1998                         5,111,993      $ 22,618         $ 659      $ 19,062         $ (298)      $ 42,041

     Exercise of stock options                       7,730            49                                                        49

     Common stock issued under
       employee benefit  and dividend
       reinvestment plans                            8,356           143                                                       143

     Comprehensive Income
       Net Income                                                                              1,004

       Unrealized security holding losses
       (Net of taxes $3)                                                                                          5

     Total Comprehensive Income                                                                                              1,009
                                                 ---------      --------         -----      --------         ------       --------
BALANCE, March 31, 1998                          5,128,079      $ 22,810         $ 659      $ 20,066         $ (293)      $ 43,242
                                                 =========      ========         =====      ========         ======       ========

BALANCE, January 1, 1999                         5,985,242        36,057           963        11,516           (157)        48,379

     Cash Dividend
       distributed 4/15/99                                                                    (1,481)                       (1,481)

     Exercise of stock options                       6,419            38                                                        38

     Common stock issued under
       employee benefit and dividend
       reinvestment plans                            1,030            16                                                        16

     Common stock repurchased,
      cancelled and retired                        (77,428)                                   (1,183)                       (1,183)

     Comprehensive Income
       Net Income                                                                              1,508

       Unrealized security holding gains
       (Net of taxes $54)                                                                                      (125)

     Total Comprehensive Income                                                                                              1,383
                                                 ---------      --------         -----      --------         ------       --------
BALANCE, March 31, 1999                          5,915,263      $ 36,111         $ 963      $ 10,360         $ (282)      $ 47,152
                                                 =========      ========         =====      ========         ======       ========



See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1999              1998
                                                                       ---------         ---------
Cash Flows From Operating Activities:
     Interest and fees received                                        $   8,925         $   8,626
     Service fees and other income received                                1,111             1,160
     Financing revenue received under leases                                  48                66
     Interest paid                                                        (2,232)           (2,495)
     Cash paid to suppliers and employees                                 (4,305)           (5,849)
     Income taxes paid                                                       365                12
                                                                       ---------         ---------
               Net Cash Provided (Used) by Operating Activities            3,912             1,520
                                                                       ---------         ---------

Cash Flows From Investing Activities:
     Proceeds from maturity of investment securities (AFS)               456,903            24,424
     Purchase of investment securities (AFS)                            (438,138)          (40,349)
     Proceeds from maturity of investment securities (HTM)                 3,005             1,018
     Purchase of investment securities (HTM)                              (3,005)               --
     Proceeds from maturity of deposits in
         other financial institutions                                      6,433             4,348
     Purchase of deposits in other financial
         institutions                                                     (7,523)           (5,340)
     Net (increase) decrease in credit card and
         revolving credit receivables                                        313               356
     Recoveries on loans previously written off                               --               264
     Net (increase) decrease in loans                                    (17,134)               19
     Net (increase) decrease in leases                                       657               469
     Proceeds from property, plaant & equipment                               20
     Capital expenditures                                                   (138)             (193)
     Proceeds from sale of other real estate owned                            44              (369)
     Stock repurchased and retired                                        (1,183)
                                                                       ---------         ---------
               Net Cash Provided (Used) in Investing Activities              254           (15,353)
                                                                       ---------         ---------

Cash Flows From Financing Activities:
     Net increase (decrease) in demand deposits, NOW accounts,
         savings accounts, and money market deposits                       7,516            12,412
     Net increase (decrease) in certificates of deposit
         with maturities of three months or less                          (1,752)             (984)
     Net increase (decrease) in certificates of deposit
         with maturities of more than three months                        (6,435)             (649)
     Proceeds from exercise of stock options                                  38                49
     Proceeds from stock issued under employee benefit and
         dividend reinvestment plans                                          16               143
     Principal payment on long term debt                                     (13)              (12)
     Dividends paid                                                       (1,481)               --
                                                                       ---------         ---------
               Net Cash Provided by Financing Activities                  (2,111)           10,959
                                                                       ---------         ---------

Net Increase (Decrease) in Cash and Cash Equivalents                       2,055            (2,874)
Cash and Cash Equivalents at Beginning of Year                            37,482            69,350
                                                                       ---------         ---------

Cash and Cash Equivalents at December 31, 1998 & 1997                  $  39,537         $  66,476
                                                                       =========         =========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


    RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                     1999            1998
                                                                    -------         -------
                                                                     (dollars in thousands)
Net Income                                                          $ 1,508         $ 1,004
                                                                    -------         -------
Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities

         Depreciation and amortization                                  315             328
         Provision for possible credit losses                           156             275
         Provision for possible OREO losses                             (46)
         (Gain)/loss on sale of equipment                                 3
         Provision for deferred taxes                                   735             163
         Increase/(decrease) in taxes payable                           497             416
         (Increase)/decrease in other assets                             73             (62)
         (Increase)/decrease in interest receivable                     246             107
         Increase/(decrease) in discounts and premiums                   50               9
         Increase/(decrease) in interest payable                       (106)            (70)
         (Increase)/decrease in prepaid expenses                       (405)           (384)
         Increase/(decrease) in accrued expenses and other
             liabilities                                                967            (191)
         Gain on sale of other real estate owned                                         --
         Increase in cash surrender value of life insurance             (81)            (75)
         (Gain)/loss on sale of investments and other assets                             --
                                                                    -------         -------
                   Total Adjustments                                  2,404             516
                                                                    -------         -------

Net Cash Provided (Used) by Operating Activities                    $ 3,912         $ 1,520
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

                             March 31, 1999 AND 1998

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for the three month period ended March 31, 1999 & 1998


                              Three Months Ended March 31,
                              ----------------------------
                                   1999          1998
                                 ------        ------
                                (dollars in thousands)
Data processing                  $  225        $  236
Marketing expenses                  280           169
Office supplies, postage
     and telephone                  306           307
Bank Insurance                      157           151
Supervisory Assessments              21            28
Professional Expenses               373           315
Provision for OREO Loss              45           343
Provision for Y2K Expense            --            --
Other Expenses                      538           611
                                 ------        ------

     Total Other Expenses        $1,945        $2,160
                                 ======        ======

NOTE #3 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):


                                                Three Months Ended March 31,
                                        ------------------------------------------
                                               1999                    1998
                                        -------------------    --------------------
                                         Income     Shares     Income        Shares
                                        -------------------    --------------------
Net income as reported                   $1,508                $1,004
Shares outstanding at period end                     5,915                    5,897
Impact of weighting shares
  purchased during the period                           49                       (8)
                                         ------      -----     ------         -----
     Used in Basic EPS                    1,508      5,964      1,004         5,889
Dilutive effect of outstanding
  stock options                                        407                      424
                                         ------      -----     ------         -----
     Used in Dilutive EPS                $1,508      6,371     $1,004         6,313
                                         ======      =====     ======         =====

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at March 31, 1999. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at March 31, 1999.

The estimated fair value of the Bank's financial instruments are as follows:

                                                    March 31, 1999
                                             ----------------------------
                                             Carrying Amount   Fair Value
                                             ---------------   ----------
                                                 (dollars in thousands)
Financial Assets
     Cash and cash equivalents                 $ 39,537        $ 39,537
     Investment securities and deposits         103,384         121,369
     Loans                                      291,418         299,380
     Direct lease financing                       3,047           3,590

Financial Liabilities
     Deposits                                   416,011         415,302
     Long term debt                                  61              49

Unrecognized Financial Instruments
     Commitments to extend credit                48,807          48,807
     Standby letters of credit                    2,142           2,142

NOTE# 6 - NON-PERFORMING LOANS

The following table sets forth information regarding the Bank's non-performing loans at March 31, 1999 and December 31, 1998.

                                                     March 31,     December 31,
                                                       1999           1998
                                                     ---------     -----------
                                                       (dollars in thousands)
Accruing Loans More Than 90 Days Past Due (1)
     Aggregate Loan Amounts
         Commercial, financial and agricultural        $   --       $    8
          Real Estate                                      --           --
          Installment loans to individuals                  3           12
          Aggregate Leases                                 --           17
          Total Loans Past Due More Than 90 Days            3           37
Troubled Debt Restructurings (2)                        2,990        3,042
Non-accrual loans (3)                                   6,074        6,347
                                                       ------       ------
          Total Non-Performing Loans                   $9,067       $9,426
                                                       ======       ======

(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days of more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely. (2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal. (3) There were 14 loans on non-accrual status totaling approximately $6,074,000 at March 31, 1999 and 16 loans totaling approximately $6,347,000 at December 31, 1998.

The policy of the Company is to review each loan in the loan portfolio to identify problem credits. In addition, as an integral part of its review process of the Bank, the Federal Reserve Bank and the California Department of Financial Institutions also classifies problem credits. There are three classifications for problem loans: "substandard", "doubtful", and "loss". Substandard loans have one defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weakensses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable. A loan classified as "loss" is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated "special mention" is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but do possess credit deficiencies or potential weaknesses deserving management's close attention.

As of March 31, 1999, the Bank's classified loans consisted of approximately $13,622,000 of loans classified as substandard. The Bank's $13,622,000 of loans classified as substandard consisted of approximately $7,776,000 of performing loans and approximately $5,846,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

NOTE # 7 - RESERVE FOR LOAN AND LEASE LOSSES

The reserve for loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at March 31, 1999, reflected an amount which, in Management's judgement, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Federal Reserve Bank or Department of Financial Institutions, as an integral part of their examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The examiners may require the Bank to recognize additions to the allowance based upon their judgement of the information available to it at the time of its examination. The Bank was most recently examined by the Department of Financial Institutions as of December 31, 1998.

The reserve for loan and lease losses at March 31, 1999, was $5,723,000 or 1.84% of total loans and leases. Additions to the reserve are effected through the provision for loan losses which is an operating expense of the Company.

The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                                        March 31,      December 31,
                                                          1999            1998
                                                        --------       -----------
                                                          (dollars in thousands)
Allowance for Loan Losses                               $ 5,576          $ 5,165
                                                        -------          -------
      Balance, Beginning of period
      Charge-Offs
          Commercial, financial and agricultural            (62)            (423)
          Real estate - construction                         --               --
          Real estate - mortgage                            (45)            (274)
          Consumer loans                                    (11)             (45)
          Lease Financing
          Other                                                             (127)
                                                        -------          -------
                             Total Charge-Offs             (118)            (869)
                                                        -------          -------
     Recoveries
          Commercial, financial and agricultural             11              202
          Real estate - construction                         --               --
          Real estate - mortgage                             93              300
          Consumer loans                                      5                3
          Lease Financing                                    --               --
          Other                                              --               --
                                                        -------          -------
                             Total Recoveries               109              505
                                                        -------          -------
Net Charge-Offs                                              (9)            (364)
Provision Charged to Operations                             156              775
                                                        -------          -------
Balance, End of period                                  $ 5,723          $ 5,576
                                                        =======          =======
Net Charge-Offs During the Period to Average
 Loans Outstanding During the Period Ended                0.003%            0.12%
                                                        =======          =======

Allowance for Loan Losses to Total Loans                   1.84%            1.89%
                                                        =======          =======

In accordance with SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan", loans identified as"impaired" are measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures of the Bank.

NOTE # 8 - MARKET RISK
----------------------

The Company's management utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits which specify maximum tolerance level for net interest income exposure over a one year horizon assuming no balance sheet growth, given both a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

The Company does not engage in any hedging activities and does not have any derivative securities in its portfolio.

The following reflects the Company's net interest income sensitivity analysis as of March 31, 1999:


                              ESTIMATED NET           MARKET VALUE
   SIMULATED                 INTEREST INCOME   ------------------------
  RATE CHANGES                SENSITIVITY        ASSETS     LIABILITIES
---------------              ---------------   ----------   -----------
                                                 (dollars in thousands)
+200 basis points                (7.28)%         $451,840     $416,118
-200 basis points                 3.52%          $492,142     $417,413

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

RESULTS OF OPERATIONS

        OVERVIEW. During the first quarter of 1999, Foothill generated net earnings of $1,508,000, which represented an increase of $504,000, or 50%, over net earnings in the first quarter of 1998. That increase was due primarily to an increase in net interest income and a reduction in non-interest expense. Net earnings for the quarter ended March 31, 1999 represented an annualized return on average assets of 1.30% and generated an annualized return on average equity of 12.46%.

        NET INTEREST INCOME. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $400,000, or 6.5%, in the quarter ended March 31, 1999, as compared to the same period of 1998 primarily as a result of a $101,000, or 1.2%, increase in interest income and a $299,000, or 12.3%, decline in interest expense. The increase in interest income was primarily due to an increase in interest earned on investment securities and interest-bearing deposits at other financial institutions. The decline in interest expense was due primarily to a decrease in the volume of time certificates of deposits ("time deposits), including those in denominations of $100,000 or more ("TCDs") on which the Bank pays its highest rates of interest.

        RATE SENSITIVITY AND EFFECT ON NET INTEREST INCOME. A bank's net interest income is affected by a number of factors including the relative percentages or the "mix" of (i) the Bank's assets, between loans, on the one hand, on which the Bank is able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields generally are lower; (ii) variable and fixed rate loans in its loan portfolio; and (iii) demand and savings deposits, on the one hand, and time deposits, on the other hand. As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank with a high percentage of time deposits generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on TCDs cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to terminate or "run-off" in order to reduce interest expense.

        The Bank attempts to reduce its exposure to interest rate fluctuations, and thereby at least to maintain and, if possible, to increase its net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCDs and other time deposits, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. The Bank's management has elected to allow maturing TCDs to "run-off" and has instituted marketing programs designed to attract additional demand and savings deposits. As a result of these efforts the average volume of demand and savings (including money market) deposits increased by $33,856,000, or 11.9% in the three months ended March 31, 1999 compared to the same period in 1998 and, at March 31, 1999 such deposits represented 77.1% of the Bank's average volume of total deposits as compared to 72.2% at March 31, 1998.

        However, at the same time, the Bank experienced a somewhat slower growth in loan demand during the first quarter of 1999, as compared to the first quarter of 1998. Consequently, even though average earning assets increased in the first quarter of 1999, as compared to same quarter of 1998, investment securities, federal funds sold and funds held in interest bearing deposits with other financial institutions constituted 29.6% of average earning assets in that quarter as compared to 24.2% for the first quarter of 1998. The combination of changes in the mix of average earning assets, together with somewhat lower interest rates, caused a decline in the Bank's net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) for the three months ended March 31, 1999 to 6.28% compared to 6.43% at March 31, 1998. However, the Bank was able to mitigate the impact of these changes on its net interest margin in the first quarter of 1999, by lowering the interest rates its offered on renewals of maturing TCDs, which resulted in a reduction in the volume of such deposits and, therefore, also in the Bank' interest expense in the first quarter of 1999. As a result, in the quarter ended March 31, 1999 the Bank's net interest margin exceeded the average net interest margin, of 5.45%, for the 32 California based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the "Peer Group Banks").

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

        PROVISION FOR LOAN AND LEASE LOSSES. The Bank follows the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"), which is adjusted periodically to reflect changes in
(i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in general economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." The Bank made provisions for potential loan and lease losses of $156,000 for the first quarter of 1999, as compared to $275,000 for the corresponding quarter of 1998 and, at March 31, 1999, the Loan Loss Reserve was approximately $5,723,000 or 1.84% of total loans and leases outstanding, compared to approximately $5,164,000 or 1.75% of total loans and leases outstanding at March 31, 1998. The decrease in the provision made in 1999 was primarily attributable to a decline in the total number of non-performing assets at March 31, 1999 as compared to March 31, 1998, reflecting at least in part the strength of the economy in the Bank's service areas . Net loan charge-offs for the three months ended March 31, 1999, aggregated $9,000, representing less three one-thousandths one percent (0.003%) of average loans and leases outstanding, as compared to net loan charge-offs for the same period in 1998 of $276,000, which represented nine hundredths of one percent (0.09%) of average loans and leases outstanding.

        OTHER INCOME. Other income declined by $46,000 or 3.7% in the three month period ended March 31, 1999, compared to the same period in 1998. The decline was primarily attributable to decreases in transaction fees and service charges collected on deposits and other banking transactions.

        OTHER EXPENSE. Other expense (also often referred to as "non-interest expense"), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs and charges that are periodically made against income to establish reserves for possible losses on the disposition or declines in market values of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as "other real estate owned" or "OREO").

        It has been management's policy that Foothill provide a much higher level of personal service to Foothill's customers than many of its competitors, in order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits and, thereby, improve the Bank's net interest margin. As a result, Foothill's net interest margin generally exceeds the average net interest margin of the Peer Group Banks and its higher net interest margin generally has more than offset the adverse effects that the higher costs of providing such services would otherwise have had on Foothill's profitability.

        During 1998, Foothill implemented a number of cost reduction programs designed to reduce non-operating expenses and increase its profitability, without adversely affecting the quality of service it provides to its customers. As a result of those programs, in the first quarter of 1999, Foothill reduced its operating expenses by $330,000, or 6.0%, its fifth consecutive quarterly reduction in non-interest expense since December 31, 1997, and it improved its efficiency ratio (essentially, the ratio of non-interest expense to the sum of its net interest income and other income) to 65.65%, which was better than the average efficiency ratio of the Peer Group Banks. These reductions in non-interest expense were achieved without adversely affecting Foothill's services to its customers.

        INCOME TAXES. Income taxes increased by approximately $300,000 or 52.9% during the three month period ended March 31, 1999 compared to the same periods of 1998, primarily as a result of the increase in pre-tax income.

FINANCIAL CONDITION

        As described above in the preceding Section, beginning in the latter part of 1998 Foothill reduced the interest rates it offered to pay for TCDs in order to encourage withdrawals of those higher cost deposits as a means of reducing interest expense and maintaining it interest rate margin. At the same time, it implemented programs designed to attract non-interest bearing checking and lower cost savings and money market deposits. As a result, at March 31, 1999, the volume of demand deposits and savings deposits at the Bank was $7,535,000, or 2.4%, higher than at December 31, 1998. By contrast the volume of outstanding TCDs, including those in denominations of more than $100,000, declined by $8,187,000, or 8.4%, from the volume of such deposits that were outstanding at December 31, 1998.

        During the first quarter of 1999, Foothill used proceeds from the sale of some of the investment securities that it was holding for sale in order to fund the increased withdrawals of TCDs. Primarily as a result of the sales of those investment securities, Foothill's average total assets decreased during the first quarter of 1999 by $10,949,000 or 2.3%.

        LIQUIDITY MANAGEMENT. Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable the Bank to fund its customers' requirements for loans and for deposit withdrawals. In conformity with those policies, the Bank maintains short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At March 31, 1999, the principal source of liquidity consisted of $26,187,000 cash and demand balances due from other banks, $13,350,000 in Federal funds sold, $13,972,000 in short-term (maturities of 45 days or less) commercial paper and $8,000,000 in an overnight repurchase agreement, which, together totaled $61,509,000 as compared to $56,846,000 at December 31, 1998. Other sources of liquidity include $52,452,000 in securities available-for-sale, of which approximately $21,975,000 of such securities mature within one year and $16,133,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less. The Bank also has established facilities to borrow Federal funds from other banks that total $10,100,000 and has an unused line of credit with the Federal Home Loan Bank in the amount of approximately $10,000,000. Furthermore, substantially all of the Bank's installment loans and leases, the amount of which aggregated $9,603,000 at March 31, 1999, require regular installment payments from customers, providing a steady flow of cash funds to the Bank. Accordingly, the Company believes that the Bank has adequate cash and cash equivalent resources to meet any increases in demand for loans and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

        MARKET RISK. Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rate and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including investment securities, loans, deposits and borrowings.

        Foothill does not engage in trading activities or participate in foreign currency transactions for its own account. Accordingly, Foothill's exposure to market risk is primarily a function of its asset and liability management activities. As a result, the primary market risk to Foothill is that, as described above, changes in market rates of interest will cause or necessitate increases in the rates it pays on its deposits that may take effect more rapidly or may be greater than the increases in the interest rates it is able to charge on its loans and the earnings that it can realize on its investments. The extent of that market risk, depends on a number of variables, including the sensitivity to changes in market interest rates and the maturities of its interest earning assets and its deposits. See "Rate Sensitivity and Effect on Net Interest Income."

        Foothill uses a dynamic simulation model to measure the projected impact of changes in market interest rates on its net interest income. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, Foothill's exposure to such market risks, which may include, for example, changing the mix of earning assets or interest bearing deposits. See Note 8 to Foothill's Condensed Consolidated Financial Statements contained in Part I of this Report for further information with respect to that dynamic simulation model that, based on certain assumptions, attempts to quantify the impact that simulated upward and downward interest rate changes would have on Foothill's net interest income.

        CAPITAL RESOURCES. It is the policy of Foothill's Board of Directors to retain earnings to meet capital requirements under applicable government regulations and to support Foothill's growth. The Board will consider paying cash dividends to the extent that earnings exceed those capital and growth requirements. The retention of earnings made it possible for Foothill to open two new banking offices during 1995, and a third new banking office in 1996, all of which have contributed to Foothill's increased profitability in 1998 and in the first quarter of 1999 and the maintenance of its capital adequacy ratios well above regulatory requirements.

        An additional banking office, in Monrovia, California, was opened in April 1999 and Foothill continues to evaluate opportunities to expand the Bank's market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to the Bank's existing markets. Management believes that the merger and consolidation of a number of banking institutions that occurred in those areas in 1997, created opportunities to increase market share. The Company took advantage of those opportunities within its existing market areas in 1998 during which the Bank established a substantial number of new customer relationships and increased the volume of its demand, savings and money market deposit balances. Management believes that there are still expansion and growth opportunities that it will seek to take further advantage of in 1999.

        The increases in earnings achieved in 1997 and 1998 caused the Bank's capital ratios to increase in relation to regulatory requirements. However, those increases in capital also caused Foothill's return on average equity to remain relatively fixed despite the increases in earnings. As a result, in 1998, Foothill's Board of Directors authorized an open market stock repurchase program to be funded out of earnings. As of March 31, 1999, Foothill had purchased a total of 86,430 shares for an aggregate price of approximately $1,315,100. In addition, in March 1999, the Board declared a $.25 per share cash dividend payable on April 15, 1999 to shareholders of record April 5, 1999. The decrease in total shareholder's equity at March 31, 1999, was a direct result of the cash dividend and stock repurchases.

        At March 31, 1999, the Bank's Tier 1 leverage ratio was 9.95% and the Bank's Tier 1 risk-based capital ratio was 13.12%, while the Company's Tier 1 risk-based capital ratio was 13.30%. The risk-based capital ratio is determined by weighting the bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Bank's Tier 1 capital and Tier 1 risk-based capital ratios compare favorably with other Peer Group Banks.

        Under accounting principles that address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, any unrealized gain on such securities is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity. At March 31, 1999, the Company recorded a valuation reserve for unrealized losses on such securities aggregating approximately $282,000. Substantially all of this amount is related to certain investments in mutual funds, which are classified as investments in marketable equity securities, and which the Company has held for several years and intends to continue to hold for the foreseeable future.

        YEAR 2000. In 1998 Foothill commenced a "Y2K" compliance program to identify and to take the actions necessary to prevent miscalculations and computer problems or failures in the processing of time sensitive data that could arise beginning in 2000 because most computer programs were written using two digits (rather that four) to define the applicable year. The Company has completed most of the testing phase of its Y2K compliance program and currently anticipates having all testing completed and all systems Y2K compliant by June 30, 1999. It is currently believed that the costs of addressing potential Y2K problems will not have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods. However, there is no assurance that customers who utilize computer information systems to effectuate banking transactions, or vendors (including financial institutions with which Foothill does business), will not encounter problems that could adversely affect Foothill's business. Accordingly, Foothill is also in the process of assessing the Y2K readiness of its major customers and its vendors to determine any risks that may exist in those areas.

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE

        This Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking information, which reflects Management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including but not limited to the following:

               Increased Competition. Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require the Bank to reduce interest rates and loan fees to attract new loans or to increase interest rates that it offers on time deposits, either or both of which could, in turn, reduce interest income and net interest margins.

               Possible Adverse Changes in Local Economic Conditions. Adverse changes in local economic conditions could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) adversely affect the financial capability of borrowers to meet their loan obligations to the Bank which, in turn, could result in increases in loan losses and require increases in reserves for possible loan losses, thereby adversely affecting earnings; and (iii) lead to reduction in real property values that, due to the Bank's reliance on real property to secure many of its loans, could make it more difficult for the Bank to prevent potential losses on non-performing loans through the sale of such real properties.

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

               Effects of Growth. It is the intention of the Company to take advantage of opportunities to increase the Bank's business, either through acquisitions of other banks or the establishment of new banking offices. If the Bank does acquire any other banks or opens any additional banking offices it is likely to incur additional operating costs that may adversely affect the Company's operating results, at least on an interim basis until any acquired bank is integrated into the Company's operations or the new banking office is able to achieve profitability.

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        None.

ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits:

            27.  Financial Data Schedule

        (B) Reports on Form 8-K:

            The Company filed a Report on Form 8-K dated January 26, 1999 to report certain amendments to its Bylaws under Item 5 of that Form.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 1999                               FOOTHILL INDEPENDENT BANCORP



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