Form 10-Q
period 1999-06-30
FOOTHILL INDEPENDENT BANCORP
filed 1999-08-13
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           June 30, 1999
                                        ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             5,874,841 shares of Common Stock as of August 9, 1999

                                                              Page 1 of 21 Pages
                                  Exhibit Index on sequentially numbered Page 20

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                         June 30     December 31,
                                                          1999          1998
                                                        ---------    ------------
                                     ASSETS
Cash and due from banks                                 $  25,124     $  24,482
Federal funds sold                                          9,375        13,000
                                                        ---------     ---------
          Total Cash and Cash Equivalents                  34,499        37,482
                                                        ---------     ---------
Interest-bearing deposits in other
  financial institutions                                   17,326        15,043
                                                        ---------     ---------
Investment Securities Held-To-Maturity
  (approximate market value $11,833 in
  1999 and $12,908 in 1998
     U.S. Treasury                                          6,995         6,998
     U.S. Government Agencies                               1,000         1,999
     Municipal Agencies                                     1,578         1,580
     Other Securities                                       2,250         2,250
                                                        ---------     ---------
          Total Investment Securities
            Held-To-Maturity                               11,823        12,827
                                                        ---------     ---------
Investment Securities Available-For-Sale                   76,398        93,418
                                                        ---------     ---------

Loans, net of unearned discount and
  prepaid points and fees                                 309,520       290,879
Direct lease financing                                      2,751         3,704
  Less reserve for possible loan and lease losses          (5,955)       (5,576)
                                                        ---------     ---------
          Total Loans & Leases, net                       306,316       289,007
                                                        ---------     ---------

Bank premises and equipment                                 6,896         6,970
Accrued interest                                            2,785         2,891
Other real estate owned, net of allowance for
  possible losses of $60 in 1999 and $19 in 1998            2,736         2,876
Cash surrender value of life insurance                      4,835         4,578
Prepaid expenses                                            2,183         1,199
Deferred income taxes                                       2,250         2,386
Other assets                                                  627           400
                                                        ---------     ---------
          TOTAL ASSETS                                  $ 468,674     $ 469,077
                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Demand deposits                                    $ 145,833     $ 139,939
     Savings and NOW deposits                             102,185        99,198
     Money market deposits                                 79,586        79,744
     Time deposits in denominations of $100,000
       or more                                             32,099        58,066
     Other time deposits                                   57,471        39,717
                                                        ---------     ---------
          Total deposits                                  417,174       416,664
                                                        ---------     ---------

Accrued employee benefits                                   1,855         1,836
Accrued interest and other liabilities                      1,611         2,124
Long-term debt                                                 47            74
                                                        ---------     ---------
          Total Liabilities                               420,687       420,698
                                                        ---------     ---------
Stockholders' Equity
     Stock dividend to be distributed
     Contributed capital
        Capital stock - authorized 12,500,000
          shares without par value; issued and
          outstanding 5,888,035 shares in 1999
          and 5,985,244 in 1998                            36,311        36,057
     Additional Paid-in Capital                               963           963
     Retained Earnings                                     11,280        11,516
     Accumulated Other Comprehensive Income                  (567)         (157)
                                                        ---------     ---------
          Total Stockholders' Equity                       47,987        48,379
                                                        ---------     ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 468,674     $ 469,077
                                                        =========     =========

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)

                                                   Six Months Ended    Three Months Ended
                                                       June 30,              June 30,
                                                  ------------------   ------------------
                                                   1999       1998       1999      1998
                                                  -------    -------    ------    ------
INTEREST INCOME
    Interest and fees on loans                    $14,444    $14,567    $7,464    $7,403
    Interest on investment securities
      U.S. Treasury                                   282        527       121       256
      Obligations of other U.S. government
        agencies                                    1,312        626       620       355
      Municipal agencies                              177        180        89        89
      Other securities                                664        366       308       178
    Interest on deposits                              408        277       208       150
    Interest on Federal funds sold                    291        881       139       483
    Lease financing income                             92        128        44        62
                                                  -------    -------    ------    ------
      Total Interest Income                        17,670     17,552     8,993     8,976
                                                  -------    -------    ------    ------
INTEREST EXPENSE
    Interest on savings & NOW deposits                768        688       386       347
    Interest on money market deposits               1,352      1,332       693       706
    Interest on time deposits in denominations
      of $100,000 or more                             814      1,316       362       641
    Interest on other time deposits                 1,249      1,580       618       800
    Interest on borrowings                              3          6         1         3
                                                  -------    -------    ------    ------
      Total Interest Expense                        4,186      4,922     2,060     2,497
                                                  -------    -------    ------    ------

      Net Interest Income                          13,484     12,630     6,933     6,479

PROVISION FOR LOAN AND LEASE LOSSES                   280        375       124       100
Net Interest Income After Provisions
                                                  -------    -------    ------    ------
    for Loan and Lease Losses                      13,204     12,255     6,809     6,379
                                                  -------    -------    ------    ------
OTHER INCOME
    Fees and service charges                        2,215      2,373     1,154     1,180
    Gain on sale SBA loans                            100         --        72
    Other                                              23         54        23        53
                                                  -------    -------    ------    ------
      Total other income                            2,338      2,427     1,249     1,233
                                                  -------    -------    ------    ------
OTHER EXPENSES
    Salaries and benefits                           4,790      5,056     2,441     2,629
    Occupancy expenses, net of revenue
      of $86 in 1999 and $67 in 1998                1,036      1,062       526       530
    Furniture and equipment expenses                  825        833       420       412
    Other expenses (Note 2)                         4,064      4,189     2,219     2,070
                                                  -------    -------    ------    ------
      Total Other Expenses                         10,715     11,140     5,606     5,641
                                                  -------    -------    ------    ------

INCOME BEFORE INCOME TAXES                          4,827      3,542     2,452     1,971
                                                  -------    -------    ------    ------

PROVISION FOR INCOME TAXES                          1,762      1,304       895       737
                                                  -------    -------    ------    ------

NET INCOME                                        $ 3,065    $ 2,238    $1,557    $1,234
                                                  =======    =======    ======    ======
EARNINGS PER SHARE OF COMMON STOCK
    Basic                                         $  0.52    $  0.38    $ 0.26    $ 0.21
                                                  -------    -------    ------    ------
    Diluted                                       $  0.49    $  0.35    $ 0.25    $ 0.19
                                                  -------    -------    ------    ------
    (Note 3)


See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (dollars in thousands)

                                             SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                            ------------------------------------------                  ACCUMULATED
                                             NUMBER OF                      ADDITIONAL                     OTHER
                                               SHARES         CAPITAL        PAID-IN       RETAINED    COMPREHENSIVE
                                            OUTSTANDING        STOCK         CAPITAL       EARNINGS       INCOME       TOTAL
                                            -----------       --------      ----------     --------    -------------  -------
BALANCE, January 1, 1998                      5,111,993       $ 22,618       $   659      $ 19,062        $(298)      $42,041

    15% stock dividend to be
      distributed 7/7/98                                        12,469                     (12,469)                        --

    Fractional shares of stock
      dividend paid in cash                                                                     --                         --

    Exercise of stock options                    77,465            634                                                    634

    Common stock issued under
      employee benefit and
      dividend reinvestment
      plans                                      10,621            183                                                    183

    Comprehensive Income
      Net Income                                                                             2,238

      Unrealized security
        holding losses
        (Net of taxes $22)                                                                                   26

    Total Comprehensive Income                                                                                          2,264
                                             ----------       --------       -------       -------        -----       -------
BALANCE, June 30, 1998                        5,200,079       $ 35,904       $   659       $ 8,831        $(272)      $45,122
                                             ==========       ========       =======       =======        =====       =======

BALANCE, January 1, 1999                      5,985,244         36,057           963        11,516         (157)       48,379

    Cash Dividend
      distributed 4/15/99                                                                   (1,481)                    (1,481)

    Exercise of stock options                    13,869             95                                                     95

    Common stock issued under
      employee benefit and
      dividend reinvestment
      plans                                      10,872            159                                                    159

    Common stock repurchased,
      cancelled and retired                    (121,950)                                    (1,820)                    (1,820)

    Comprehensive Income
      Net Income                                                                             3,065

    Unrealized security holding gains
      (Net of taxes $156)                                                                                  (410)

    Total Comprehensive Income                                                                                          2,655
                                             ----------       --------       -------       -------        -----       -------
BALANCE,  June 30, 1999                       5,888,035       $ 36,311       $   963       $11,280        $(567)      $47,987
                                             ==========       ========       =======       =======        =====       =======


See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                             1999           1998
                                                          -----------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
    Interest and fees received                            $    17,753     $ 17,410
    Service fees and other income received                      2,084        2,181
    Financing revenue received under leases                        92          128
    Interest paid                                              (4,335)      (4,949)
    Cash paid to suppliers and employees                      (11,406)     (11,266)
    Income taxes paid                                          (1,344)        (761)
                                                          -----------     --------
             Net Cash Provided (Used) by
               Operating Activities                             2,844        2,743
                                                          -----------     --------

Cash Flows From Investing Activities:
    Proceeds from maturity of investment
      securities (AFS)                                      1,057,405       59,831
    Purchase of investment securities (AFS)                (1,041,015)     (86,166)
    Proceeds from maturity of investment
      securities (HTM)                                          5,005        4,297
    Purchase of investment securities (HTM)                    (4,003)      (3,033)
    Proceeds from maturity of deposits in
        other financial institutions                           15,830        9,297
    Purchase of deposits in other financial
        institutions                                          (18,113)     (12,955)
    Net (increase) decrease in credit card and
        revolving credit receivables                               93          356
    Recoveries on loans previously written off                    119          335
    Net (increase) decrease in loans                          (19,046)       3,366
    Net (increase) decrease in leases                             953          775
    Proceeds from property, plant & equipment                      20           18
    Capital expenditures                                         (589)        (315)
    Proceeds from sale of other real estate owned                  99           94
                                                          -----------     --------
             Net Cash Provided (Used) in
               Investing Activities                            (3,242)     (24,100)
                                                          -----------     --------
Cash Flows From Financing Activities:
    Net increase (decrease) in demand deposits,
      NOW accounts, savings accounts, and money
      market deposits                                           8,702       22,896
    Net increase (decrease) in certificates of
      deposit with maturities of three months or less           3,393       10,280
    Net increase (decrease) in certificates of deposit
      with maturities of more than three months               (11,606)      (8,526)
    Proceeds from exercise of stock options                        95          634
    Proceeds from stock issued under employee benefit
      and dividend reinvestment plans                             159          183
    Stock repurchased and retired                              (1,820)
    Principal payment on long term debt                           (27)         (24)
    Dividends paid                                             (1,481)          --
                                                          -----------     --------
             Net Cash Provided by Financing Activities         (2,585)      25,443
                                                          -----------     --------
Net Increase (Decrease) in Cash and Cash Equivalents           (2,983)       4,086
Cash and Cash Equivalents at Beginning of Year                 37,482       69,350
                                                          -----------     --------
Cash and Cash Equivalents at June 30, 1999 and 1998       $    34,499     $ 73,436
                                                          ===========     ========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

    RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                1999        1998
                                                               -------     -------
Net Income                                                     $ 3,065     $ 2,238
                                                               -------     -------
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities
        Depreciation and amortization                              640         652
        Provision for possible credit losses                       280         375
        Provision for possible OREO losses                         (41)
        (Gain)/loss on sale of equipment                             3          (7)
        Provision for deferred taxes                               136         183
        Increase/(decrease) in taxes payable                       282         360
        (Increase)/decrease in other assets                       (128)        (26)
        (Increase)/decrease in interest receivable                 106          47
        Increase/(decrease) in discounts and premiums               69         (61)
        Increase/(decrease) in interest payable                   (149)        (27)
        (Increase)/decrease in prepaid expenses                   (984)       (207)
        Increase/(decrease) in accrued expenses and other
          liabilities                                             (178)       (430)
        Gain on sale of other real estate owned                                (49)
        Increase in cash surrender value of life insurance        (257)       (305)
        (Gain)/loss on sale of investments and other assets         --          --
                                                               -------     -------
                  Total Adjustments                               (221)        505
                                                               -------     -------
Net Cash Provided (Used) by Operating Activities               $ 2,844     $ 2,743
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

                             June 30, 1999 AND 1998


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

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for the six and three month periods ended June 30, 1999 & 1998

                             Six Months Ended   Three Months Ended
                                 June 30,            June 30,
                             ----------------   ------------------
                              1999      1998      1999      1998
                             ------    ------    ------    ------
Data processing              $  468    $  475    $  243    $  239
Marketing expenses              603       377       323       208
Office supplies, postage
    and telephone               582       618       276       311
Bank Insurance                  282       271       125       120
Supervisory Assessments          41        54        20        26
Professional Expenses         1,079       666       706       351
Provision for OREO Loss          46       343         1        --
Provision for Y2K Expense        --       200        --       200
Other Expenses                  963     1,185       525       615
                             ------    ------    ------    ------
    Total Other Expenses     $4,064    $4,189    $2,219    $2,070
                             ======    ======    ======    ======

NOTE #3 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

                                        Six Months Ended June 30,                Three Months Ended June 30,
                                 ---------------------------------------     -----------------------------------
                                       1999                  1998                  1999               1998
                                 -----------------     -----------------     ----------------   ----------------
                                 Income    Shares      Income     Shares     Income    Shares   Income    Shares
                                 ------    -------     ------    -------     ------    ------   ------    -----
Net income as reported           $3,065                $2,238                $1,557             $1,234
Shares outstanding at
 period end                                  5,888                 5,979               5,888              5,979
Impact of weighting shares
  purchased during the period                   42                   (72)                  9                (53)
                                 ------    -------     ------    -------     ------    -----    ------    -----
    Used in Basic EPS             3,065      5,930      2,238      5,908      1,557    5,897     1,234    5,926
Dilutive effect of
  outstanding stock options                    362                   412                 362                412
                                 ------    -------     ------    -------     ------    -----    ------    -----
    Used in Dilutive EPS         $3,065      6,292     $2,238      6,320     $1,557    6,259    $1,234    6,338
                                 ======    =======     ======    =======     ======    =====    ======    =====

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at June 30, 1999. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at June 30, 1999.

The estimated fair value of the Bank's financial instruments are as follows:

                                              June 30, 1999
                                      ---------------------------
                                      Carrying Amount  Fair Value
                                      ---------------  ----------
                                          (dollars in thousands)
Financial Assets
    Cash and cash equivalents             $ 34,499      $ 34,499
    Investment securities and deposits     105,547       105,398
    Loans                                  309,886       317,579
    Direct lease financing                   2,751         2,679

Financial Liabilities
    Deposits                               417,174       416,004
    Long term debt                              47            42

Unrecognized Financial Instruments
    Commitments to extend credit            45,033        45,033
    Standby letters of credit                1,020         1,020

NOTE #6 - NON-PERFORMING LOANS

The following table sets forth information regarding the Bank's non-performing loans at June 30, 1999 and December 31, 1998.

                                                   June 30,    December 31,
                                                     1999         1998
                                                   --------    ------------
                                                    (dollars in thousands)
Accruing Loans More Than 90 Days Past Due (1)
     Aggregate Loan Amounts
         Commercial, financial and agricultural       176            8
          Real Estate                                 131           --
          Installment loans to individuals             15           12
          Aggregate Leases                             --           17
          Total Loans Past Due More Than 90 Days      322           37
Troubled Debt Restructurings (2)                    1,791        3,042
Non-accrual loans (3)                               6,166        6,347
                                                    -----        -----
          Total Non-Performing Loans                8,279        9,426
                                                    =====        =====

-------------
(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days of more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3) There were 15 loans on non-accrual status totaling approximately $6,166,000 at June 30, 1999 and 16 loans totaling approximately $6,347,000 at December 31, 1998.

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

As of June 30, 1999, the Bank's classified loans consisted of approximately $16,526,000 of loans classified as substandard. The Bank's $16,526,000 of loans classified as substandard consisted of approximately $10,037,000 of performing loans and approximately $6,489,000 of non-accrual loans and loans delinquent 90 days or more but still accruing.

NOTE #7 - RESERVE FOR LOAN AND LEASE LOSSES

The reserve for loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at June 30, 1999, reflected an amount which, in Management's judgement, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Federal Reserve Bank or Department of Financial Institutions, as an integral part of their examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The examiners may require the Bank to recognize additions to the allowance based upon their judgement of the information available to it at the time of its examination. The Bank was most recently examined by the Department of Financial Institutions as of December 31, 1998.

The reserve for loan and lease losses at June 30, 1999, was $5,955,000 or 1.91% of total loans and leases. Additions to the reserve are effected through the provision for loan losses which is an operating expense of the Company.

The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                           June 30,      December 31,
                                            1999            1998
                                           --------      ------------
                                             (dollars in thousands)
Allowance for Loan Losses                  $ 5,576         $ 5,165
                                           -------         -------
      Balance, Beginning of period
      Charge-Offs
          Commercial, financial and
            agricultural                       (62)           (423)
          Real estate - construction            --              --
          Real estate - mortgage               (45)           (274)
          Consumer loans                       (14)            (45)
          Lease Financing                                       --
          Other                                               (127)
                                           -------         -------
               Total Charge-Offs              (121)           (869)
                                           -------         -------
     Recoveries
          Commercial, financial and
            agricultural                        27             202
          Real estate - construction            --              --
          Real estate - mortgage               188             300
          Consumer loans                         5               3
          Lease Financing                       --              --
          Other                                 --              --
                                           -------         -------
               Total Recoveries                220             505
                                           -------         -------
Net Charge-Offs                                 99            (364)
Provision Charged to Operations                280             775
                                           -------         -------
Balance, End of period                     $ 5,955         $ 5,576
                                           =======         =======
Net Charge-Offs During the Period
  to Average Loans Outstanding
  During the Period Ended                    (0.03)%          0.12%
                                           =======         =======
Allowance for Loan Losses to
  Total Loans                                 1.91%           1.89%
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

NOTE #8 - MARKET RISK

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

The Company does not engage in any hedging activities and does not have any derivative securities in its portfolio.

The following reflects the Company's net interest income sensitivity analysis as of June 30, 1999:

                                     ESTIMATED NET             MARKET VALUE
                SIMULATED           INTEREST INCOME       ------------------------
              RATE CHANGES            SENSITIVITY          ASSETS     LIABILITIES
            -----------------       ---------------       --------    ------------
                                                           (dollars in thousands)
            +200 basis points           (5.75)%           $452,272      $415,394
            -200 basis points            2.65%            $493,964      $416,494

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Our principal operating subsidiary, Foothill Independent Bank, which is a California state chartered bank (the "Bank"), accounts for substantially all of our revenues and income. Accordingly, the following discussion focuses primarily on its operations and financial condition.

RESULTS OF OPERATIONS

         Overview. During the first half of 1999, we generated net earnings of $3,065,000, which represents an increase of $827,000, or 37%, over net earnings in the first half of 1998. That increase was due primarily to a reduction in non-interest expense and, to a lesser extent, an increase in net interest income. Net earnings for the six months ended June 30, 1999 represents an annualized return on average assets of 1.32% and an annualized return on average equity of 12.94%.

         Net Interest Income. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $454,000, or 7.0%, and $854,000, or 6.8%, respectively, in the three and six month periods ended June 30, 1999, as compared to the same periods of 1998. These increases were primarily attributable to decreases in interest expense and modest increases in interest income in both the quarter and six months ended June 30, 1999. The decreases in interest expense were due primarily to decreases in the volume of time certificates of deposits ("time deposits"), including those in denominations of $100,000 or more ("TCD's"), on which the Bank pays its highest rates of interest. The increases in interest income were primarily due to increases in interest earned on investment securities and interest-bearing deposits held at other financial institutions.

         Rate Sensitivity and Effect on Net Interest Income. Like other banks and bank holding companies, our net interest income is affected by a number of factors including the relative percentages or the "mix" of (i) our assets, between loans, on the one hand, on which we are able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields generally are lower; (ii) variable and fixed rate loans in its loan portfolio; and (iii) demand and savings deposits, on the one hand, and time deposits, on the other hand. As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank with a high percentage of time deposits generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on time deposits cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to be withdrawn in order to reduce interest expense.

         Market Risk. Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rate and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loan and investment securities, deposits and borrowings. We do not engage in trading activities or participate in foreign currency transactions for our own account. Accordingly, our exposure to market risk is primarily a function of our asset and liability management activities and of changes in market rates of interest that can cause or require increases in the rates we pay on deposits that may take effect more rapidly or may be greater than the increases in the interest rates we are able to charge on loans and the yields that we can realize on our investments. The extent of that market risk, depends on a number of variables, including the sensitivity to changes in market interest rates and the maturities of our interest earning assets and our deposits. See "Rate Sensitivity and Effect on Net Interest Income" above.

         We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on our net interest income. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, our exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. See
Note 8 to our Condensed Consolidated Financial Statements contained in Part I of this Report for further information with respect to that dynamic simulation model that, based on certain assumptions, attempts to quantify the impact that simulated upward and downward interest rate changes would have on our net interest income.

         We attempt to reduce our exposure to market risks associated with interest rate fluctuations and, thereby, at least to maintain and, if possible, to increase, our net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCD's and other time deposits, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. Beginning in 1998, we decided to allow maturing TCD's to "run-off," rather than seeking their renewal, and we also instituted marketing programs designed to attract additional demand and savings deposits. As a result, the average volume of demand and savings (including money market) deposits increased by $31,294,000, or 10.7% in the six months ended June 30, 1999 compared to the same period in 1998 and, at June 30, 1999, such deposits represented 77.8% of the Bank's average volume of total deposits as compared to 72.8% at June 30, 1998. As a result, our net interest margin continued to exceed the average net interest margin for California based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the "Peer Group Banks").

         However, at the same time, the Bank has experienced a slowing in the growth of loan demand. Consequently, even though average earning assets increased in the first half of 1999, as compared to same period of 1998, investment securities, federal funds sold and funds held in interest bearing deposits with other financial institutions constituted 28.0% of average earning assets in the first six months of 1999, as compared to 25.7% for the first six months of 1998. We were able to more than offset the adverse impact of this change in our mix of earning assets by reducing, as described above, the volume of time deposits and, therefore, also the Bank's interest expense. As a result, in the quarter and six-month periods ended June 30, 1999, the Bank's net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) improved to 6.73% and 6.56%, respectively, from 6.51% and 6.34% for the same periods of 1998.

         The ability to maintain our net interest margin is not entirely within our control because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas. In addition, the effect on a bank's net interest margins of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin.

         Provision for Loan and Lease Losses. We follow the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"), which is adjusted periodically to reflect changes in
(i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." We made provisions for potential loan and lease losses of $124,000 and

$280,000, respectively, in the three and six-month periods ended June 30, 1999, as compared to $100,000 and $375,000 for the corresponding periods of 1998; and, at June 30, 1999, the Loan Loss Reserve was approximately $5,955,000 or 1.91% of total loans and leases outstanding, compared to approximately $5,333,000 or 1.85% of total loans and leases outstanding at June 30, 1998. In the six months ended June 30, 1999, recoveries of previously "charged-off" loans exceeded loan charge-offs by $99,000. By comparison, in the same six months of 1998, charge-offs exceeded recoveries by $364,000, which represented twelve hundredths of one percent (0.12%) of average loans and leases outstanding.

         Other Income. Other income increased by $16,000 or 1.3% in the quarter ended June 30, 1999, compared to the same quarter of 1998, due to a one-time gain on the sale of SBA loans. However, for the six-month period ended June 30, 1999, other income declined by $89,000 or 3.67% when compared to the same six months of 1998. The decline was primarily attributable to decreases in transaction fees and service charges collected on deposits and other banking transactions.

         Other Expense. Other expense (also often referred to as "non-interest expense"), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs, professional expenses, and charges that are periodically made against income to establish reserves for possible losses on the disposition or declines in market values of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as "other real estate owned" or "OREO").

         In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits and, thereby, improve the Bank's net interest margin, it has been our policy to provide a much higher level of personal service to our customers than the level of services that are provided by many of our competitors. As a result, our net interest margin has usually exceeded the average net interest margin of the Peer Group Banks and more than offset the adverse effects that the higher costs of providing such services would otherwise have had on Foothill's profitability.

         Nevertheless, during the second half of 1998 and continuing into 1999, we implemented a number of cost reduction programs designed to reduce non-interest expenses and, thereby increase operating efficiencies, without adversely affecting the quality of service we provide to our customers. As a result of those programs, during the three and six month periods ended June 30, 1999, we reduced our operating expenses by $35,000 and $425,000, respectively, compared to the same periods of 1998. These expense reductions were accomplished in spite of non-recurring expenses incurred in connection with an election contest at our Annual Shareholders Meeting held in May 1999. Those expense reductions resulted in improvements in our efficiency ratio (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income) to 68.5% and 67.7%, respectively, in the three and six month periods ended June 30, 1999, from 73.4% % and 74.1%, respectively, for the same three and six month periods of 1998. Moreover, if those non-recurring expenses are excluded from the calculation of our efficiency ratios, those ratios would have improved to 63.3% and 65.0%, respectively, for the three and six months periods ended June 30, 1999. We expect further improvements in the efficiency ratio during the second half of 1999.

         Income Taxes. Income taxes increased by approximately $158,000 or 21.4% and $458,000 or 35.1%, respectively, during the three and six month periods ended June 30, 1999 compared to the same periods of 1998, primarily as a result of the increases in pre-tax income during those the three and six month periods ended June 30, 1999.

FINANCIAL CONDITION

         As described above in the preceding section, beginning in the latter part of 1998 we reduced the interest rates it offered to pay for time certificates in order to encourage non-renewals of those higher cost deposits as a means of reducing interest expense. At the same time, we implemented programs designed to attract non-interest bearing checking and lower cost savings and money market deposits. As a result, at June 30, 1999, the volume of demand deposits and savings deposits at the Bank was $8,723,000, or 2.7%, higher than at December 31, 1998. By contrast the volume of outstanding time certificates, including TCD's, declined by $8,213,000, or 8.4%, from the volume of such deposits that were outstanding at December 31, 1998.

         The non-renewal or "run-off" of the time certificates was funded with proceeds from maturing investment securities that had been held for sale by the Company. As a result, our total average assets decreased during the six months ended June 30, 1999 by $7,714,000, or 1.6%, when compared to average total assets at December 31, 1998.

           Liquidity Management. Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund our customers' requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At June 30, 1999, the principal sources of liquidity consisted of $25,124,000 of cash and demand balances due from other banks; $9,375,000 in Federal funds sold; $15,251,000 in short-term (maturities of 45 days or less) commercial paper; and $8,000,000 in an overnight repurchase agreement, which, together, totaled $57,750,000, as compared to $56,846,000 at December 31, 1998. Other sources of liquidity include $53,147,000 in securities available-for-sale, of which approximately $11,320,000 mature within one year; and $17,326,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less. We also have established facilities enabling us to borrow up to $10,100,000 of Federal funds from other banks and we have an unused $9,200,000 line of credit with the Federal Home Loan Bank. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $9,298,000 at June 30, 1999, require regular installment payments from customers, providing us with a steady flow of cash funds. Accordingly, we believe that we have adequate cash and cash equivalent resources to meet any increases in demand for loans-and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

         Capital Resources. It is the policy of our Board of Directors to retain earnings to meet capital requirements under applicable government regulations and to support our growth. The Board will consider paying cash dividends to the extent that earnings exceed those capital and growth requirements. The retention of earnings made it possible for us to open two new banking offices during 1995, a third new banking office in 1996, and a fourth new banking office in April of 1999, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

         We continue to evaluate and explore opportunities to expand our market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets. We believe that the mergers and consolidations of a number of independent banks that occurred in 1997 and 1998 have created opportunities for us to increase our market share in those areas. We took advantage of those opportunities within our existing market areas in 1998, during which we established a substantial number of new customer relationships and increased the volume of our demand, savings and money market deposit balances obtained largely from customers of the merged banks who we disaffected by the quality of services they were receiving. We believe that there are still expansion and growth opportunities that we will seek to take advantage of in 1999 and 2000.

         The increases in earnings achieved in 1997 and 1998 caused our capital ratios to increase in relation to regulatory capital requirements. However, those increases in capital also caused our return on average equity to remain relatively fixed despite the increases in earnings. As a result, in 1998, our Board of Directors authorized an open market stock repurchase program to be funded out of earnings. Between the commencement of that program in late 1998 and June 30, 1999, we had purchased a total of 130,950 shares of our common stock for an aggregate price of approximately $1,952,100. In addition, in March 1999, the Board declared a $.25 per share cash dividend that was paid on April 15, 1999 to shareholders of record as of April 5, 1999. The decrease in total shareholder's equity at June 30, 1999, was attributable to the stock repurchases and the payment of the cash dividend.

         At June 30, 1999, our Bank's Tier 1 leverage ratio and Tier 1 risk-based capital ratio were 10.25% and 13.24%, respectively, which were significantly in excess of minimum bank regulatory requirements. Our Company's consolidated Tier 1 risk-based capital ratio was 12.30%. The risk-based capital ratio is determined by weighting the Bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. Our Bank's Tier 1 capital and Tier 1 risk-based capital ratios compare favorably with those of the Peer Group Banks.

         Under accounting principles that address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, any unrealized gain on such securities is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity. At June 30, 1999, we recorded a valuation reserve for unrealized losses on such securities aggregating approximately $566,000. The greatest portion of this amount is related to certain investments in mutual funds, which are classified as investments in marketable equity securities, but which we have held for several years and intend to continue to hold for the foreseeable future.

         Year 2000. In 1998 we commenced a "Y2K" compliance program to identify and to take the actions necessary to prevent miscalculations and computer problems or failures in the processing of time sensitive data that could arise beginning in 2000, because most computer programs were written using two digits (rather that four) to define the applicable year. Those actions included upgrading and replacing software used in those systems and testing to confirm that those systems are Y2K compliant. We have completed the testing phase of our Y2K compliance program and, as of June 30, 1999, all of our computer systems had successfully passed the testing phase. It is currently believed that the costs of addressing potential Y2K problems will not have a material adverse impact on our financial position, results of operations or liquidity in future periods. However, Y2K compliance testing involves simulations of the effects of the change in years from 1999 to 2000 and beyond and, as a result, there can be no assurance that computer systems that have passed compliance testing will operate without interruption or failure when the change of year, from 1999 to 2000, actually occurs. In addition, there is no assurance that customers who utilize computer information systems to effectuate banking transactions, or our vendors (including financial institutions) with which we do business, will not encounter problems that could adversely affect our business. Accordingly, we are continuing the process of assessing the Y2K readiness of our major customers and vendors to determine any risks that may exist in those areas.

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

         Possible Adverse Changes in Local Economic Conditions. Adverse changes in local economic conditions could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) adversely affect the financial capability of borrowers to meet their loan obligations which, in turn, could result in increases in loan losses and require increases in reserves for possible loan losses, thereby adversely affecting earnings; and (iii) lead to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

         Possible Adverse Changes in National Economic Conditions and FRB monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us and reduce net interest margins, particularly if we are unable, due to competitive pressures or the rate insensitivity of earning assets, to effectuate commensurate increases in the rates we are able to charge on existing or new loans.

         Changes in Regulatory Policies. Changes of federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserves, or changes in asset/liability ratios, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

         Effects of Growth. It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks or the establishment of new banking offices. If we do acquire any other banks or open any additional banking offices we are likely to incur additional operating costs that may adversely affect our operating results, at least on an interim basis, until any acquired bank is integrated into our operations or the new banking offices are able to achieve profitability.

         Year 2000. The costs of resolving potential Y2K data processing problem could prove to be greater than is currently anticipated or efforts to resolve that problem in a timely manner could prove to be unsuccessful.

         Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report, or to make predictions based solely on historical financial performance.


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our 1999 Annual Meeting of Shareholders was held on May 25, 1999 for the purpose of electing three Class II directors for a term of two years. Reference is hereby made to Item 5 of the Company's Current Report on Form 8-K, dated as of May 26, 1999, for information regarding (i) the identities of the individuals that were nominated for election as directors, (ii) the number of shares voted in favor of, and withheld from voting on, the election of each of those nominees, (iii) the identities of the nominees who won election at the Annual Meeting, and (iv) the identities of the other directors whose term of office continued after the Annual Meeting.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits:

                  27 -- Financial Data Schedule

         (B)      Reports on Form 8-K:

                  The Company filed a Report on Form 8-K dated as of May 6, 1999 to report, in Item 5 (Other Events) of the Form 8-K, the results of the voting on the election of directors at its Annual Meeting of Shareholders held May 25, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 1999                        FOOTHILL INDEPENDENT BANCORP



                                            By:      /s/ CAROL ANN GRAF
                                                --------------------------------
                                                         CAROL ANN GRAF
                                                Senior Vice President and Chief
                                                Financial Officer and Assistant
                                                Secretary

                                INDEX TO EXHIBITS


         Exhibit                                                   Sequentially
         Number            Description                             Numbered Page
         -------           -----------                             -------------
           27*             Financial Data Schedule

----------
* This Schedule contains summary financial information extracted from the Registrant's balance sheet as of June 30, 1999, and the statement of income for the six months ended June 30, 1999, and is qualified in its entirety by reference to such balance sheet and statement of income and the notes thereto contained elsewhere in this Report.