Form 10-Q
period 1999-09-30
FOOTHILL INDEPENDENT BANCORP
filed 1999-11-12
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to ____________________


                         Commission file number 0-11337


                          FOOTHILL INDEPENDENT BANCORP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          CALIFORNIA                                           95-3815805
---------------------------------                         ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


510 SOUTH GRAND AVENUE, GLENDORA, CALIFORNIA                      91741
--------------------------------------------              ----------------------
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

                        5,825,777 shares of Common Stock
                             as of November 4, 1999

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                             September 30,    December 31,
                                                                 1999             1998
                                                             -------------    ------------
ASSETS
Cash and due from banks                                       $  26,014        $  24,482
Federal funds sold                                                8,502           13,000
                                                              ---------        ---------
     Total Cash and Cash Equivalents                             34,516           37,482
                                                              ---------        ---------
Interest-bearing deposits in other financial
  institutions                                                   18,215           15,043
                                                              ---------        ---------
Investment Securities Held-To-Maturity
  (approximate market value $9,280 in 1999 and
  $12,908 in 1998):
    U.S. Treasury                                                 3,996            6,998
    U.S. Government Agencies                                      2,000            1,999
    Municipal Agencies                                            1,062            1,580
    Other Securities                                              2,250            2,250
                                                              ---------        ---------
     Total Investment Securities Held-To-Maturity                 9,308           12,827
                                                              ---------        ---------
Investment Securities Available-For-Sale                         77,228           93,418
                                                              ---------        ---------
Loans, net of unearned discount and prepaid
  points and fees                                               311,733          290,879
Direct lease financing                                            2,635            3,704
Less reserve for possible loan and lease losses                  (6,111)          (5,576)
                                                              ---------        ---------
       Total Loans and Leases, net                              308,257          289,007
                                                              ---------        ---------

Bank premises and equipment                                       6,957            6,970
Accrued interest                                                  2,562            2,891
Other real estate owned, net of allowance for
  possible losses of $64 in 1999 and $19 in 1998                  1,696            2,876
Cash surrender value of life insurance                            4,916            4,578
Prepaid expenses                                                  1,201            1,199
Deferred income taxes                                             2,288            2,386
Other assets                                                        530              400
                                                              ---------        ---------
       TOTAL ASSETS                                           $ 467,674        $ 469,077
                                                              =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Demand deposits                                          $ 141,316        $ 139,939
     Savings and NOW deposits                                   101,829           99,198
     Money market deposits                                       85,974           79,744
     Time deposits in denominations of $100,000 or more          30,374           58,066
     Other time deposits                                         55,890           39,717
                                                              ---------        ---------
       Total deposits                                           415,383          416,664
                                                              ---------        ---------
Accrued employee benefits                                         1,921            1,836
Accrued interest and other liabilities                            1,970            2,124
Long-term debt                                                       34               74
                                                              ---------        ---------
       Total Liabilities                                        419,308          420,698
                                                              ---------        ---------
Stockholders' Equity

Contributed capital
     Capital stock - authorized 12,500,000 shares
       without par value; issued and outstanding
       5,836,734 shares in 1999 and 5,985,244 in 1998            36,368           36,057
     Additional Paid-in Capital                                     963              963
     Retained Earnings                                           11,701           11,516
     Accumulated Other Comprehensive Income                        (666)            (157)
                                                              ---------        ---------
       Total Stockholders' Equity                                48,366           48,379
                                                              ---------        ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 467,674        $ 469,077
                                                              =========        =========

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)

                                                        Nine Months Ended      Three Months Ended
                                                          September 30,           September 30,
                                                       -------------------     ------------------
                                                         1999       1998        1999        1998
                                                       -------     -------     ------      ------
INTEREST INCOME
   Interest and fees on loans                          $21,643     $22,047     $ 7,199     $ 7,480
   Interest on investment securities
     U.S. Treasury                                         365         745          83         218
     Obligations of other U.S. government agencies       1,974       1,209         662         583
     Municipal agencies                                    264         270          87          90
     Other securities                                    1,077         660         413         294
   Interest on deposits                                    641         464         233         187
   Interest on Federal funds sold                          410       1,372         119         491
   Lease financing income                                  133         186          41          58
                                                       -------     -------     -------     -------
     Total Interest Income                              26,507      26,953       8,837       9,401
                                                       -------     -------     -------     -------

INTEREST EXPENSE
   Interest on savings and NOW deposits                  1,154       1,057         386         369
   Interest on money market deposits                     2,094       2,082         742         750
   Interest on time deposits in denominations
     of $100,000 or more                                 1,174       1,952         360         636
   Interest on other time deposits                       1,858       2,360         609         780
   Interest on borrowings                                    4           8           1           2
                                                       -------     -------     -------     -------
     Total Interest Expense                              6,284       7,459       2,098       2,537
                                                       -------     -------     -------     -------

     Net Interest Income                                20,233      19,494       6,739       6,864

PROVISION FOR LOAN AND LEASE LOSSES                        485         575         205         200
                                                       -------     -------     -------     -------
Net Interest Income After Provisions for Loan
  and Lease Losses                                      19,738      18,919       6,534       6,664
                                                       -------     -------     -------     -------
OTHER INCOME
   Fees and service charges                              3,309       3,541       1,094       1,168
   Gain on sale SBA loans                                  112           1          12           1
   Other                                                    42          67          19          13
                                                       -------     -------     -------     -------
     Total other income                                  3,463       3,609       1,125       1,182
                                                       -------     -------     -------     -------

OTHER EXPENSES
   Salaries and benefits                                 7,294       7,850       2,504       2,794
   Occupancy expenses, net of revenue of $141
     in 1999 and $101 in 1998                            1,574       1,604         538         542
   Furniture and equipment expenses                      1,223       1,258         398         425
   Other expenses (Note 2)                               5,716       6,025       1,652       1,836
                                                       -------     -------     -------     -------
     Total Other Expenses                               15,807      16,737       5,092       5,597
                                                       -------     -------     -------     -------

INCOME BEFORE INCOME TAXES                               7,394       5,791       2,567       2,249
                                                       -------     -------     -------     -------

PROVISION FOR INCOME TAXES                               2,699       2,131         937         827
                                                       -------     -------     -------     -------

NET INCOME                                             $ 4,695     $ 3,660     $ 1,630     $ 1,422
                                                       =======     =======     =======     =======

EARNINGS PER SHARE OF COMMON STOCK
   Basic                                               $  0.79     $  0.62     $  0.28     $  0.24
                                                       -------     -------     -------     -------
   Diluted (Note 3)                                    $  0.75     $  0.58     $  0.26     $  0.23
                                                       -------     -------     -------     -------

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (dollars in thousands)

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                         NUMBER OF                 ADDITIONAL                  ACCUMULATED OTHER
                                          SHARES      CAPITAL       PAID-IN        RETAINED      COMPREHENSIVE
                                        OUTSTANDING    STOCK        CAPITAL        EARNINGS          INCOME          TOTAL
                                        -----------   -------      ----------      --------    -----------------    -------
BALANCE, January 1, 1998                $5,111,993    $22,618         $659          $19,062         $ (298)         $42,041

   15% stock dividend
     distributed 7/7/98                    779,314     12,469                       (12,469)                             --

   Fractional shares of stock
     dividend paid in cash                                                              (10)                            (10)

   Exercise of stock options                81,140        661                                                           661

   Common stock issued under
     employee benefit and
     dividend reinvestment plans            13,252        219                                                           219

   Comprehensive Income

     Net Income                                                                       3,660

     Unrealized security holding
       losses (Net of taxes $165)                                                                      698

   Total Comprehensive Income                                                                                         4,358
                                        ----------    -------         ----          -------          -----          -------
BALANCE, September 30, 1998             $5,985,699    $35,967         $659          $10,243          $ 400          $47,269
                                        ==========    =======         ====          =======          =====          =======

BALANCE, January 1, 1999                 5,985,244     36,057          963           11,516           (157)          48,379

   Cash Dividend
     distributed 4/15/99                                                             (1,481)                         (1,481)

   Cash Dividend
     distributed 10/27/99                                                                             (466)            (466)

   Exercise of stock options                17,579        124                                                           124

   Common stock issued under
     employee benefit and dividend
     reinvestment plans                     13,090        187                                                           187

   Common stock repurchased,
     cancelled and retired                (179,179)                                  (2,563)                         (2,563)

   Comprehensive Income

     Net Income                                                                       4,659

     Unrealized security holding
       gains (Net of taxes $194)                                                                      (509)


   Total Comprehensive Income                                                                                         4,186
                                        ----------    -------         ----          -------          -----          -------
   BALANCE, September 30, 1999          $5,836,734    $36,368         $963          $11,701          $(666)         $48,366
                                        ==========    =======         ====          =======          =====          =======

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                            1999              1998
                                                                        -----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash Flows From Operating Activities:
   Interest and fees received                                           $    26,722        $    26,695
   Service fees and other income received                                     3,128              3,383
   Financing revenue received under leases                                      133                186
   Interest paid                                                             (6,421)            (7,551)
   Cash paid to suppliers and employees                                     (15,043)           (18,248)
   Income taxes paid                                                         (2,314)              (333)
                                                                        -----------        -----------
         Net Cash Provided (Used) by Operating Activities                     6,205              4,132
                                                                        -----------        -----------
Cash Flows From Investing Activities:
   Proceeds from maturity of investment securities (AFS)                  1,730,101            111,416
   Purchase of investment securities (AFS)                               (1,714,638)          (163,991)
   Proceeds from maturity of investment securities (HTM)                      9,563              5,807
   Purchase of investment securities (HTM)                                   (6,039)            (3,046)
   Proceeds from maturity of deposits in other financial
     institutions                                                            24,839             15,132
   Purchase of deposits in other financial institutions                     (28,011)           (20,181)
   Net (increase) decrease in credit card and revolving
     credit receivables                                                         352                128

   Recoveries on loans previously written off                                   107                393
   Net (increase) decrease in loans                                         (21,619)            (8,430)
   Net (increase) decrease in leases                                          1,069                926
   Proceeds from property, plant and equipment                                   20                106
   Capital expenditures                                                        (970)              (521)
   Proceeds from sale of other real estate owned                              1,134                 49
                                                                        -----------        -----------
         Net Cash Provided (Used) in Investing Activities                    (4,092)           (62,212)
                                                                        -----------        -----------
Cash Flows From Financing Activities:
   Net increase (decrease) in demand deposits, NOW accounts,
     savings accounts, and money market deposits                             10,213             29,191
   Net increase (decrease) in certificates of deposit with
     maturities of three months or less                                       3,245              7,916
   Net increase (decrease) in certificates of deposit with
     maturities of more than three months                                   (14,764)           (12,157)
   Proceeds from exercise of stock options                                      124                661
   Proceeds from stock issued under employee benefit and dividend
     reinvestment plans                                                         187                219
   Stock repurchased and retired                                             (2,563)                --
   Principal payment on long term debt                                          (40)               (36)
   Dividends paid                                                            (1,481)               (10)
                                                                        -----------        -----------
         Net Cash Provided by Financing Activities                           (5,079)            25,784
                                                                        -----------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents                         (2,966)           (32,296)
Cash and Cash Equivalents at Beginning of Year                               37,482             69,350
                                                                        -----------        -----------
Cash and Cash Equivalents at September 30, 1999 & 1998                  $    34,516        $    37,054
                                                                        ===========        ===========

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


    RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                         1999          1998
                                                                       -------        -------
Net Income                                                             $ 4,695        $ 3,660
                                                                       -------        -------

Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities

   Depreciation and amortization                                           960            971
   Provision for possible credit losses                                    485            575
   Provision for possible OREO losses                                      (46)
   (Gain)/loss on sale of equipment                                          3            (13)
   Provision for deferred taxes                                             98          1,875
   Increase/(decrease) in taxes payable                                    287            (90)
   (Increase)/decrease in other assets                                      13            (69)
   (Increase)/decrease in interest receivable                              329            (99)
   Increase/(decrease) in discounts and premiums                            19             27
   Increase/(decrease) in interest payable                                (137)           (92)
   (Increase)/decrease in prepaid expenses                                  (2)        (1,769)
   Increase/(decrease) in accrued expenses and other liabilities          (161)          (420)
   Gain on sale of other real estate owned                                 (50)
   Increase in cash surrender value of life insurance                     (338)          (373)
   (Gain)/loss on sale of investments and other assets                      --             (1)
                                                                       -------        -------
         Total Adjustments                                               1,510            472
                                                                       -------        -------
                                                                       $ 6,205        $ 4,132
                                                                       =======        =======

Net Cash Provided (Used) By Operating Activities

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

                           September 30, 1999 AND 1998

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

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for the nine and three month periods ended September 30, 1999 & 1998:

                                              Nine Months Ended        Three Months Ended
                                                September 30,             September 30,
                                             -------------------       -------------------
                                              1999         1998         1999         1998
                                             ------       ------       ------       ------
Data processing                              $  714       $  703       $  246       $  228
Marketing expenses                              878          543          275          166
Office supplies, postage and telephone          847          891          265          273
Bank Insurance                                  327          425           45          154
Supervisory Assessments                          69           81           28           27
Professional Expenses                         1,406          995          327          329
Provision for OREO Loss                          64          391           18           48
Provision for Y2K Expense                        --          250           --           50
Other Expenses                                1,411        1,746          448          561
                                             ------       ------       ------       ------
   Total Other Expenses                      $5,716       $6,025       $1,652       $1,836
                                             ======       ======       ======       ======

NOTE #3 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

                                         Nine Months Ended September 30,       Three Months Ended September 30,
                                        ----------------------------------    -----------------------------------
                                              1999              1998               1999                1998
                                        ----------------   ---------------    ---------------    ----------------
                                        Income    Shares   Income   Shares    Income   Shares    Income    Shares
                                        ------    ------   ------   ------    ------   ------    ------    ------
Net income as reported                  $4,695             $3,660             $1,630             $1,422
Shares outstanding at period end                   5,837             5,986              5,837               5,986
Impact of weighting shares
  purchased during the period                         73               (53)                34                  (3)
                                        ------     -----   ------    -----    ------    -----    ------     -----
     Used in Basic EPS                   4,695     5,910    3,660    5,933     1,630    5,871     1,422     5,983
Dilutive effect of outstanding
  stock options                                      361               419                351                 392
                                        ------     -----   ------    -----    ------    -----    ------     -----
     Used in Dilutive EPS               $4,695     6,271   $3,660    6,352    $1,630    6,222    $1,422     6,375
                                        ======     =====   ======    =====    ======    =====    ======     =====

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at September 30, 1999. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at September 30, 1999.

The estimated fair value of the Bank's financial instruments are as follows:

                                                    September 30, 1999
                                               -----------------------------
                                               Carrying Amount    Fair Value
                                               ---------------    ----------
                                                    (dollars in thousands)
Financial Assets
     Cash and cash equivalents                   $ 34,516          $ 34,516
     Investment securities and deposits           104,751           102,365
     Loans                                        312,473           315,172
     Direct lease financing                         2,635             2,554

Financial Liabilities
     Deposits                                     415,383           415,212
     Long term debt                                    34                34

Unrecognized Financial Instruments
     Commitments to extend credit                  44,321            44,321
     Standby letters of credit                        712               712

NOTE #6 - NON-PERFORMING LOANS

The following table sets forth information regarding the Bank's non-performing loans at September 30, 1999 and December 31, 1998.

                                                          September 30,    December 31,
                                                              1999            1998
                                                          -------------    ------------
                                                             (dollars in thousands)
Accruing Loans More Than 90 Days Past Due (1)
   Aggregate Loan Amounts
     Commercial, financial and agricultural                  $   --           $    8
     Real Estate                                                 --               --
     Installment loans to individuals                            --               12
     Aggregate Leases                                            --               17
     Total Loans Past Due More Than 90 Days                      --               37

Troubled Debt Restructurings (2)                              2,381            3,042

Non-accrual loans (3)                                         5,958            6,347
                                                             ------           ------
     Total Non-Performing Loans                              $8,339           $9,426
                                                             ======           ======

------------------
(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days of more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3) There were 14 loans on non-accrual status totaling approximately $5,958,000 at September 30, 1999 and 16 loans totaling approximately $6,347,000 at December 31, 1998.

The policy of the Company is to review each loan in the loan portfolio to identify problem credits. In addition, as an integral part of its review process of the Bank, the Federal Reserve Bank and the California Department of Financial Institutions also classifies problem credits. There are three classifications for problem loans: "substandard," "doubtful," and "loss." Substandard loans have one defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable. A loan classified as "loss" is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated "special mention" is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but do possess credit deficiencies or potential weaknesses deserving management's close attention.

As of September 30, 1999, the Bank's classified loans consisted of approximately $12,598,646 of loans classified as substandard and $3,054,621 of loans classified as doubtful. The Bank's $12,598,646 of loans classified as substandard consisted of approximately $6,640,416 of performing and accruing loans and approximately $5,958,230 of non-accrual loans.
The $3,054,621 of loans classified as doubtful were all non-accrual loans.

NOTE #7 - RESERVE FOR LOAN AND LEASE LOSSES

The reserve for loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at September 30, 1999, reflected an amount which, in Management's judgement, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Federal Reserve Bank or Department of Financial Institutions, as an integral part of their examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The examiners may require the Bank to recognize additions to the allowance based upon their judgement of the information available to it at the time of its examination. The Bank was most recently examined by the Department of Financial Institutions as of December 31, 1998.

The reserve for loan and lease losses at September 30, 1999, was $6,111,000 or 1.94% of total loans and leases. Additions to the reserve are effected through the provision for loan losses which is an operating expense of the Company.

The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                                 September 30,   December 31,
                                                     1999            1998
                                                 -------------   ------------
                                                     (Dollars in Thousands)
Allowance for Loan Losses                           $5,576           $5,165
                                                    ------           ------
   Balance, Beginning of period
   Charge-Offs
     Commercial, financial and agricultural           (103)            (423)
     Real estate - construction                         --               --
     Real estate - mortgage                            (45)            (274)
     Consumer loans                                    (30)             (45)
     Lease Financing                                    --               --
     Other                                              --             (127)
                                                    ------            -----
         Total Charge-Offs                            (178)            (869)
                                                    ------           ------
Recoveries
   Commercial, financial and agricultural               35              202
   Real estate - construction                           --               --
   Real estate - mortgage                              188              300
   Consumer loans                                        5                3
   Lease Financing                                      --               --
   Other                                                --               --
                                                        --               --
                                                    ------            -----
         Total Recoveries                              228              505
                                                    ------           ------
Net (Charge-Offs) Recoveries                            50             (364)
Provision Charged to Operations                        485              775
                                                    ------           ------
Balance, End of period                              $6,111           $5,576
                                                    ======           ======
Net Charge-Offs During the Period to Average
   Loans Outstanding During the Period Ended         (0.02)%           0.12%
                                                    ======            =====
Allowance for Loan Losses to Total Loans              1.94%            1.89%
                                                    ======            =====

In accordance with SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan", loans identified as "impaired" are measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures of the Bank.

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

         The Company does not engage in any hedging activities and does not have any derivative securities in its portfolio.

         The following reflects the Company's net interest income sensitivity analysis as of September 30, 1999:


                             ESTIMATED NET              MARKET VALUE
    SIMULATED               INTEREST INCOME       --------------------------
  RATE CHANGES                SENSITIVITY          ASSETS        LIABILITIES
  ------------              ---------------       --------       -----------
                                                    (Dollars in Thousands)
+200 basis points               -7.66%            $450,002         $415,648
-200 basis points               +5.75%            $492,621         $416,832

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Our principal operating subsidiary, Foothill Independent Bank, which is a California state chartered bank (the "Bank"), accounts for substantially all of our revenues and income. Accordingly, the following discussion focuses primarily on its operations and financial condition.

RESULTS OF OPERATIONS

         OVERVIEW. During the first nine months of 1999, we generated net earnings of $4,695,000, which represents an increase of $1,035,000, or 28%, over net earnings in the first nine months of 1998. That increase was due primarily to a reduction in non-interest expense and, to a lesser extent, an increase in net interest income. Net earnings for the nine months ended September 30, 1999 represents an annualized return on average assets of 1.35% and an annualized return on average equity of 13.10%, compared to 1.08% and 11.09%, respectively, for the same period of 1998.

         NET INTEREST INCOME. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $729,000, or 3.7% in the nine month period ended September 30, 1999 as compared to the same period of 1998. The increase was primarily attributable to a reduction in interest expense that more than offset a modest decrease in interest income. In the third quarter of 1999, net interest income declined by $125,000, or 1.8%, as compared to the same period of 1998, due primarily to decreases in interest income which were partially offset by a decrease in interest expense. The decrease in interest income in the third quarter of 1999 was due primarily to changes in the mix of interest earning assets and increased competition for loans among lenders in the Bank's service areas.

         The decreases in interest expense in the quarter and nine months ended September 30, 1999 were due primarily to decreases in the volume of time certificates of deposits ("time deposits"), including those in denominations of $100,000 or more ("TCD's"), on which the Bank pays its highest rates of interest.

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

         We attempt to reduce our exposure to market risks associated with interest rate fluctuations and, thereby, at least to maintain and, if possible, to increase, our net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCD's and other time deposits, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. Beginning in 1998, we decided to allow maturing TCD's to "run-off," rather than seeking their renewal, and we also instituted marketing programs designed to attract additional demand and savings deposits. As a result, the average volume of demand and savings (including money market) deposits increased by $27,400,000, or 9.2% in the nine months ended September 30, 1999 compared to the same period in 1998 and, at September 30, 1999, such deposits represented 78.3% of the Bank's average volume of total deposits as compared to 73.3% at September 30, 1998.

         The Bank's net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) declined in the quarter and nine-month periods ended September 30, 1999 to 6.39% and 6.44%, respectively, from 6.50% and 6.48% for the same periods of 1998. However, our net interest margin continued to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the "Peer Group Banks").

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

         PROVISION FOR LOAN AND LEASE LOSSES. We follow the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"), which is adjusted periodically to reflect changes in
(i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." We made provisions for potential loan and lease losses of $205,000 and $485,000, respectively, in the three and nine-month periods ended September 30, 1999, as compared to $200,000 and $575,000 for the corresponding periods of 1998; and, at September 30, 1999, the Loan Loss Reserve was approximately $6,111,000 or 1.94% of total loans and leases outstanding, compared to approximately $5,334,000 or 1.76% of total loans and leases outstanding at September 30, 1998. In the nine months ended September 30, 1999, recoveries of previously "charged-off" loans exceeded loan charge-offs by $50,000. By comparison, in the same nine months of 1998, charge-offs exceeded recoveries by $406,000, which represented fourteen hundredths of one percent (0.14%) of average loans and leases outstanding.

         OTHER INCOME. Other income declined by $57,000 or 4.8% and $146,000 or 4.5%, respectively, in the three and nine-month periods ended September 30, 1999, compared to the same periods of 1998, due primarily to decreases in transaction fees and service charges collected on deposits and other banking transactions.

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

         In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits and, thereby, improve the Bank's net interest margin, it has been our policy to provide a much higher level of personal service to our customers than the level of services that are provided by many of our competitors. As a result, our net interest margin has usually exceeded the average net interest margin of the Peer Group Banks and has more than offset the adverse effects that the higher costs of providing such services would otherwise have had on our profitability.

         Nevertheless, during the second half of 1998 and continuing into 1999, we implemented a number of cost reduction programs designed to reduce non-interest expenses and, thereby increase operating efficiencies, without adversely affecting the quality of service we provide to our customers. As a result of those programs, during the three and nine month periods ended September 30, 1999, we reduced our operating expenses by $505,000 and $930,000, respectively, compared to the same periods of 1998. These expense reductions were accomplished in spite of non-recurring expenses incurred in connection with an election contest at our Annual Shareholders Meeting held in May 1999. Those expense reductions resulted in improvements in our efficiency ratio (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income) to 64.8% and 66.7%, respectively, in the three and nine month periods ended September 30, 1999, from 69.6% and 72.4%, respectively, for the same three and nine month periods of 1998.

         INCOME TAXES. Income taxes increased by approximately $110,000 or 13.3% and $568,000 or 26.6%, respectively, during the three and nine month periods ended September 30, 1999 compared to the same periods of 1998, primarily as a result of the increases in pre-tax income during those the three and nine month periods ended September 30, 1999.

FINANCIAL CONDITION

         Our total average assets increased during the nine months ended September 30, 1999 by $5,785,000, or 1.3%, when compared to average total assets at December 31, 1998. Total assets at September 30, 1999 were $1,403,000 or 0.3% lower that total assets at December 31, 1999.

         As described above in the preceding section, beginning in the latter part of 1998 we reduced the interest rates we offered to pay for time certificates in order to encourage non-renewals of those higher cost deposits as a means of reducing interest expense. At the same time, we implemented programs designed to attract non-interest bearing checking and lower cost savings and money market deposits. As a result, at September 30, 1999, the volume of demand deposits and savings deposits at the Bank was $10,238,000, or 3.2%, higher than at December 31, 1998. By contrast, during the nine months ended September 30, 1999, the Bank was able to reduce the volume of outstanding time certificates, including TCD's, by $11,519,000, or 11.8%, from the volume of such deposits that were outstanding at December 31, 1998.

         LIQUIDITY MANAGEMENT. Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund our customers' requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At September 30, 1999, the principal sources of liquidity consisted of $26,014,000 of cash and demand balances due from other banks; $8,502,000 in Federal funds sold; $12,966,000 in short-term (maturities of 45 days or less) commercial paper; and $10,000,000 in an overnight repurchase agreement, which, together, totaled $57,482,000, as compared to $56,846,000 at December 31, 1998. Other sources of liquidity include $54,261,000 in securities available-for-sale, of which approximately $13,480,000 mature within one year; and $18,215,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less. We also have established facilities enabling us to borrow up to $10,100,000 of Federal funds from other banks and we have an unused $8,500,000 line of credit with the Federal Home Loan Bank. During the third quarter of 1999 we also received approval from the Federal Reserve Bank of San Francisco to establish an account that will also allow us to borrow at their discount window should the need arise. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $10,143,000 at September 30, 1999, require regular installment payments from customers, providing us with a steady flow of cash funds. Accordingly, we believe that we have adequate cash and cash equivalent resources to meet any increases in demand for loans-and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

         CAPITAL RESOURCES. The increases in earnings achieved since January 1, 1997 caused our capital ratios to increase in relation to regulatory capital requirements. However, those increases in capital also caused our return on average equity to remain relatively fixed despite the increases in earnings. As a result, in 1998, our Board of Directors authorized an open market stock repurchase program to be funded out of earnings. Between the commencement of that program in late 1998 and September 30, 1999, we had purchased a total of 188,179 shares of our common stock for an aggregate price of approximately $2,696,200. In addition, in March 1999, the Board declared a $.25 per share cash dividend that was paid on April 15, 1999 to shareholders of record as of April 5, 1999

         In September of 1999 the Board adopted a new cash dividend policy which provides for the Bank to pay quarterly cash dividends of $.08 per share. The first such quarterly cash dividend was declared in September 1999, and was paid on October 27, 1999 to shareholders of record as of October 14, 1999.

        It has been and continues to be the objective of our Board of Directors to retain earnings to meet capital requirements under applicable government regulations and to support our growth. As a result, the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve these objectives. For example the retention of earnings in previous years enabled the Bank, during the past four years, to fund the opening of four new banking offices and extend the Bank's market areas, which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

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

         At September 30, 1999, our Bank's Tier 1 leverage ratio and Tier 1 risk-based capital ratio were 10.17% and 13.26%, respectively, which were significantly in excess of minimum bank regulatory requirements. Our Company's consolidated Tier 1 risk-based capital ratio was 13.45%. The risk-based capital ratio is determined by weighting the Bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. Our Bank's Tier 1 capital and Tier 1 risk-based capital ratios compare favorably with those of the Peer Group Banks.

         Under accounting principles that address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, any unrealized gain on such securities is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity. At September 30, 1999, we recorded a valuation reserve for unrealized losses on such securities aggregating approximately $666,000. The greatest portion of this amount is related to certain investments in mutual funds, which are classified as investments in marketable equity securities, but which we have held for several years and intend to continue to hold for the foreseeable future.

         YEAR 2000. In 1998 we commenced a "Y2K" compliance program to identify and to take the actions necessary to prevent miscalculations and computer problems or failures in the processing of time sensitive data that could arise beginning in 2000, because most computer programs were written using two digits (rather that four) to define the applicable year. Those actions included upgrading and replacing software used in those systems and testing to confirm that those systems are Y2K compliant. We have completed the testing phase of our Y2K compliance program and, as of September 30, 1999, all of our computer systems had successfully passed the testing phase. It is currently believed that the costs of addressing potential Y2K problems will not have a material adverse impact on our financial position, results of operations or liquidity in future periods. However, Y2K compliance testing involves simulations of the effects of the change in years from 1999 to 2000 and beyond and, as a result, there can be no assurance that computer systems that have passed compliance testing will operate without interruption or failure when the change of year, from 1999 to 2000, actually occurs. In addition, there is no assurance that customers who utilize computer information systems to effectuate banking transactions, or our vendors (including other financial institutions) with which we do business, will not encounter problems that could adversely affect our business. Accordingly, we are continuing the process of assessing the Y2K readiness of our major customers and vendors to determine any risks that may exist in those areas.

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

         None

ITEM 5.  OTHER INFORMATION

         None

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


Date: November 11, 1999            FOOTHILL INDEPENDENT BANCORP

                                   By: /s/ CAROL ANN GRAF
                                       -----------------------------------------
                                       Carol Ann Graf
                                       Senior Vice President and Chief
                                       Financial Officer and Assistant Secretary

                                INDEX TO EXHIBITS


      EXHIBIT                                                      SEQUENTIALLY
      NUMBER           DESCRIPTION                                 NUMBERED PAGE
      -------          -----------                                 -------------
        27*            Financial Data Schedule

-------------
* This Schedule contains summary financial information extracted from the Registrant's balance sheet as of September 30, 1999, and the statement of income for the nine months ended September 30, 1999, and is qualified in its entirety by reference to such balance sheet and statement of income and the notes thereto contained elsewhere in this Report.