Form 10-K405
period 1999-12-31
FOOTHILL INDEPENDENT BANCORP
filed 2000-03-30
CIK 718903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from ______ to ______

                         Commission file number 0-11337

                                   ----------

                          FOOTHILL INDEPENDENT BANCORP
             (Exact name of Registrant as specified in its charter)

           California                                            95-3815805
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

                                                              Rights to Purchase
                                                                 Common Stock
                                                               (Title of Class)

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

         As of March 7, 2000 the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $57,087,541.

         As of March 7, 2000, there were 5,772,614 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Form 10-K is incorporated by reference form the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting which will be filed with the Commission on or before May 1, 2000.

                                     PART I

ITEM 1. BUSINESS

         Foothill Independent Bancorp (the "Company") is a one-bank holding company which owns all of the capital stock of Foothill Independent Bank, a California state-chartered bank (the "Bank"), that was organized and commenced business operations in 1973. The business of the Bank is carried on as a wholly-owned subsidiary of the Company. The Company, which was organized in 1982, is a California corporation and is registered under the Bank Holding Company Act of 1956, as amended. The Company, like other bank holding companies in the United States, is subject to regulation, supervision and periodic examination by the Board of Governors of the Federal Reserve System (commonly known as the Federal Reserve Board and referred to herein as the "FRB"). See "Supervision and Regulation - Regulation of the Company."

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

         As a California state-chartered bank that is a member of the Federal Reserve System (a "state member bank"), the Bank is subject to regulation, supervision and periodic examination, at the state level, by the California Department of Financial Institutions (the "DFI"), which is the successor to the Superintendent of Banks and, at the Federal level, by the FRB. Prior to June 1997, when the Bank became a member of the Federal Reserve System, the Bank was regulated at the Federal level by the FDIC. The change in its federal bank regulatory agency from the FDIC to the FRB is not expected to have a material effect on the Bank's operations or its financial condition or operating results. See "Supervision and Regulation - Regulation of the Bank."

         The Bank presently operates eleven banking offices, one in each of the communities of Glendora, Upland, Claremont, Irwindale, Ontario, Rancho Cucamonga, Covina, Glendale, Corona, Chino, and Monrovia California, which are located in the area of Southern California that includes the San Gabriel Valley of Los Angeles County and the western portions of San Bernardino and Riverside Counties commonly known as the "Inland Empire." The Glendale office, which was opened in March 1995, extends the Bank's market areas into the West San Gabriel Valley, approximately 10 miles northeast of Los Angeles. All of the other offices are located further east, approximately 25 to 45 miles east of Los Angeles.

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

DEPOSITS OF FOOTHILL INDEPENDENT BANK

         Deposits represent the Bank's primary source of funds. The following table sets forth the different categories of deposits maintained at the Bank and the number of deposit accounts, the average balance of each account and the aggregate amount of the deposits in each such category, as of December 31, 1999:

    Type of               Number of       Average Account      Aggregate Amounts
    Account               Accounts            Balance             of Deposits
    -------               ---------       ---------------      -----------------
Demand ...............       14,955         $  8,902.00         $133,132,000(1)
Money Market(2) ......        9,021         $ 15,451.00         $139,379,000
Savings ..............        9,756         $  3,573.00         $ 34,860,000
TCDs(3) ..............          233         $157,974.25         $ 36,808,000(4)
Other Time Deposits(3)        2,720         $ 19,522.79         $ 53,102,000(5)

----------

(1)      Includes $1,511,000 of municipal and other government agency deposits.

(2)      Includes "NOW" checking accounts.

(3) As used in this Report, the term "TCDs" means time certificates of deposit in denominations greater than $100,000, the term "other time deposits" means certificates of deposits in denominations of $100,000 or less and the term "time deposits" shall mean TCDs and other time deposits, collectively.

(4)      Includes $356,000 of municipal and other government agency deposits.

(5)      Includes $139,000 of municipal and other government agency deposits.

         During the twelve months ended December 31, 1999, average demand deposits increased by approximately $7,413,000 or 5.5%; average money market & NOW checking accounts deposits increased by approximately $12,272,000 or 9.0%; average savings deposits increased by approximately $2,234,000 or 6.6%; and average time deposits decreased by approximately $18,808,000 or 16.8%, which was the result of a decrease of $13,183,000 in TCD's in denominations of $100,000 or more and an decrease of approximately $4,825,000 in TCD's of less than $100,000 ( other time deposits").

         Although there are some public agency depositors that carry large deposits with the Bank, the Bank does not believe it is dependent on a single customer or a few customers for its deposits. Most of the Bank's deposits are obtained from individuals and small and moderate size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effect on liquidity which can result from the loss of a substantial depositor. No individual, corporate or public agency depositor accounted for more than approximately 2% of the Bank's total deposits and the five largest deposit accounts represented, collectively 4% of total deposits.

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

                                                                         YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------------
                                                    1999                          1998                       1997
                                           ----------------------        ----------------------     -----------------------
                                           AVERAGE        PERCENT        AVERAGE       PERCENT      AVERAGE        PERCENT
                                           BALANCE        OF TOTAL       BALANCE       OF TOTAL     BALANCE        OF TOTAL
                                           -------        --------       -------       --------     -------        --------
                                                                          (DOLLARS IN THOUSANDS)
Assets
Investment Securities
   Taxable ........................      $  56,083          12.0%     $  53,808          11.7%     $  46,050          10.9%
   Non-Taxable ....................          6,454           1.4          6,846           1.5          7,114           1.7
Federal Funds Sold & Repos ........         18,071           3.9         30,219           6.6         23,673           5.6
Due from Banks - Time Deposits ....         16,306           3.5         11,787           2.5          4,215           1.0
Loans .............................        324,553          69.5        306,381          66.8        286,438          67.8
Direct Lease Financing ............          2,835           0.6          4,086           0.9          4,395           1.0
Reserve for Loan and
   Lease Losses ...................         (5,865)         (1.3)        (5,252)         (1.1)        (4,246)         (1.0)
                                         ---------         -----      ---------         -----      ---------         -----
Net Loans and Leases ..............        321,523          68.8        305,215          66.6        286,587          67.8
                                         ---------         -----      ---------         -----      ---------         -----
Total Interest Earning
  Assets ..........................        418,437          89.6        407,875          88.9        367,639          87.0

Cash and Non-interest Earning
  Assets ..........................         26,300           5.6         30,746           6.7         33,548           7.9
Net Premises, Furniture and
  Equipment .......................          6,888           1.5          7,392           1.6          7,673           1.8
Other Assets ......................         15,403           3.3         12,982           2.8         13,754           3.3
                                         ---------         -----      ---------         -----      ---------         -----
    Total Assets ..................      $ 467,028         100.0%     $ 458,995         100.0%     $ 422,614         100.0%
                                         =========         =====      =========         =====      =========         =====
Liabilities And Stockholders Equity
Savings Deposits(1) ...............      $ 184,122          39.4%     $ 169,617          37.0%     $ 151,319          35.8%
Time Deposits .....................         88,848          19.0        106,855          23.3        111,129          26.3
Short-term Borrowings .............            351           0.1              0                            0            --
Long-term Borrowings ..............             49            --            101            --            147            --
                                         ---------         -----      ---------         -----      ---------         -----
   Total Interest-Bearing
     Liabilities ..................        273,370          58.5        276,573          60.3        262,595          62.1

Demand Deposits ...................        141,554          30.3        134,141          29.2        117,711          27.9
Other Liabilities .................          3,804           0.9          3,532           0.8          3,688           0.9
                                         ---------         -----      ---------         -----      ---------         -----
   Total Liabilities ..............        418,728          89.7        414,246          90.3        383,994          90.9
Stockholders' Equity ..............         48,300          10.3         44,749           9.7         38,620           9.1
                                         ---------         -----      ---------         -----      ---------         -----
   Total Liabilities and
    Stockholders' Equity ..........      $ 467,028         100.0%     $ 458,995         100.0%     $ 422,614         100.0%
                                         =========         =====      =========         =====      =========         =====

----------

(1)      Includes NOW, Super NOW and Money Market Account.

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

         The following table summarizes the components of the Company's investment securities at the dates indicated (in thousands):

                                                                        December 31,
                                       --------------------------------------------------------------------------------
                                                 1999                        1998                         1997
                                       ----------------------      -----------------------       ----------------------
                                       Amortized       Market      Amortized        Market       Amortized       Market
                                         Cost          Value          Cost          Value          Cost          Value
                                       ---------       ------      ---------        ------       ---------       ------
Investment Securities
  Held-To-Maturity:
U.S. Treasury and Agency............     $3,997        $3,950        $8,997         $9,054        $12,384       $12,432
State and Political Subdivisions....      1,062         1,045         1,580          1,604          2,476         2,489
Other Securities....................      2,250         2,250         2,250          2,250            250           250
                                        -------       -------       -------        -------        -------       -------
   Total Investment Securities......     $7,309        $7,245       $12,827        $12,908        $15,110       $15,171
                                         ======        ======       =======        =======        =======       =======

Investment Securities
  Available-For-Sale:
U.S. Treasury and Agency............    $44,275       $43,601       $65,444        $65,620        $22,956       $22,978
State and Political Subdivisions....      5,029         5,065         5,057          5,079          4,749         4,763
Other Securities....................      6,019         5,573        21,415         21,128          3,538         3,218
                                        -------       -------       -------        -------        -------       -------
   Total Investment Securities......    $55,323       $54,239       $91,916        $91,827        $31,243       $30,959
                                        =======       =======       =======        =======        =======       =======

------------------

(1) Includes, in 1999 and 1998, non-rated certificates of participation evidencing ownership interests in the California Statewide communities Development Authority - San Joaquin County Limited Obligation Bond Trust with amortized cost values of $3,961,000 and $3,980,000 and market values of $4,044,000 and $3,988,000 at December 31, 1999 and 1998, respectively.

         The following table shows the maturity of investment securities at December 31, 1999, and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 36.9% tax rate) of such securities.

                                                                  After One                 After Five
                                          Within                  But Within                But Within                  After
                                         One Year                 Five Years                 Ten Years                Ten Years
                                   -------------------        ------------------         ------------------        ----------------
                                    Amount       Yield         Amount      Yield         Amount       Yield        Amount     Yield
                                   -------       -----        -------      -----         ------       -----        ------     -----
Investment Securities
  Held-To-Maturity:
U.S. Treasury and Agency ......    $ 2,000       5.48%        $ 1,997       5.65%        $   --          --%        $  --       --%
State and Political
 Subdivisions .................        140       6.45%            922       6.87%                                      --       --
Other Securities ..............      2,250         --              --         --             --          --            --       --
                                   -------       ----         -------       ----         ------       -----         -----      ---
Total Investment Securities....    $ 4,390       5.54%          2,919       6.01%            --          --%           --       --%
                                   =======       ====         =======       ====         ======       =====         =====      ===
Investment Securities
  Available-For-Sale:
U.S. Treasury and Agency ......    $12,085       6.09%        $30,064       6.23%        $1,452       10.75%        $  --       --%
State and Political ...........         --         --           3,178       8.96%         1,887        7.48            --       --
Subdivisions
Other Securities ..............    $ 1,590         --           3,983       5.91%            --          --            --       --
                                   -------       ----         -------       ----         ------       -----         -----      ---
Total Investment Securities....    $13,675       5.30%         37,225       6.31%         3,339        7.98%           --       --
                                                                                                                               ===
                                   $18,065       5.36%        $40,144       6.29%        $3,339        7.98%           --       --%
                                   =======       ====         =======       ====         ======       =====         =====      ===

                                 LOAN PORTFOLIO

         The following table sets forth the amount of loans outstanding at December 31 of each of the years in the five year period ended December 31, 1999.

                                                                        December 31,
                                           ---------------------------------------------------------------------
                                             1999           1998           1997           1996           1995
                                           ---------      ---------      ---------      ---------      ---------
                                                                      (In Thousands)
Types Of Loans
Domestic:
  Commercial, Financial
   and Agricultural ...................    $  41,091      $  42,106      $  44,296      $  40,979         44,801
  Real Estate Construction ............       11,144         15,602         10,895         12,008         32,745
  Real Estate Mortgage(1) .............      283,735        224,530        228,630        231,012        171,321
  Consumer Loans ......................        5,916          7,011          6,450          8,157         10,887
  Lease Financing(2) ..................        2,341          3,704          4,749          2,864          2,086
  All other Loans
   (including overdrafts) .............        1,707          2,169          2,203            407            178
                                           ---------      ---------      ---------      ---------      ---------
  Subtotal: ...........................      339,533        295,122        297,223        295,427        262,018

Less:
   Unearned Discount ..................         (299)          (539)          (665)          (797)          (864)
                                           ---------      ---------      ---------      ---------      ---------
   Reserve for Loan and Lease Losses ..       (6,102)        (5,576)        (5,165)        (4,744)        (3,644)
                                           ---------      ---------      ---------      ---------      ---------
Total .................................    $ 339,533      $ 289,007      $ 291,393      $ 289,886      $ 257,510
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

(2) Lease financing includes residual values of $0 for 1999; $0 for 1998; $0 for 1997; $33,000 for 1996 and $322,000 for 1995, and is net of unearned income of $248,000 for 1999; $249,000 for 1998; $694,000 for 1997; $329,000
     for 1996 and $252,000 for 1995.

MATURITIES AND SENSITIVITIES TO INTEREST RATES

         The following table shows the maturities and sensitivities to changes in interest rates on loans outstanding at December 31, 1999.

                                                                Maturing
                                         -------------------------------------------------------
                                          Within         One To        After Five
                                         One Year       Five Years        Years           Total
                                         --------       ----------     ----------       --------
                                                             (In Thousands)
Domestic:
   Commercial and Agricultural ....      $ 26,131        $ 9,536        $  5,424        $ 41,091
   Real Estate and Construction ...         8,052             --           3,092          11,144
   Real Estate and Mortgage .......        65,806         60,779         157,150         283,735
   Consumer Loans .................         1,929          3,386             601           5,916
   Lease Financing ................           217          2,124              --           2,341
   All other Loans ................         1,528            168              11           1,707
                                         --------        -------        --------        --------
     Total ........................      $103,663        $75,993        $166,278        $345,934
                                         ========        =======        ========        ========

         Of the total amount of loans (exclusive of loans on non-accrual status) outstanding as of December 31, 1999 that had maturities of more than one year, $214,881,000 had predetermined, or fixed, rates of interest and $23,427,000 had floating or adjustable rates of interest.

                                  RISK ELEMENTS

NON-ACCRUAL, RESTRUCTURED AND PAST DUE LOANS

                                                              December 31,
                                         ------------------------------------------------------
                                          1999       1998        1997        1996        1995
                                         ------     -------     -------     -------     -------
                                                            (In Thousands)
Loans More Than 90 Days Past Due(1):
   Aggregate Loan Amounts:
   Commercial ......................     $  148     $     8     $    --     $   500     $   584
   Real Estate .....................         50          --          --       2,328         869
   Consumer ........................          4          12           7           1           3
   Aggregate Leases ................         --          17          --          --          --
Troubled Debt Restructurings(2) ....      1,780       3,042       2,880       4,787       6,397
Non-Accrual Loans(3) ...............      6,068       6,347      11,458      11,623      12,620
                                         ------     -------     -------     -------     -------
                                         $8,050     $ 9,426     $14,345     $19,239     $20,473
                                         ======     =======     =======     =======     =======

----------

(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.

(2) Troubled Debt Restructuring are loans which have been renegotiated to provide a deferral of interest or principal. The terms of the restructured loans did not involve any deferrals of interest and interest collected in 1999, 1998, 1997, 1996 and 1995 were the same amounts that would have been collected in accordance with the original terms of the loans.

(3) Ordinarily, a loan is placed on non-accrual status (that is, accrual of interest on the loan is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely. There were fourteen loans on non-accrual status at December 31, 1999; sixteen loans at December 31, 1998; twenty-seven loans at December 31, 1997; twenty-one loans at December 31, 1996 and forty-five loans at December 31, 1995. The amount of interest that would have been collected on these loans had they remained current in accordance with their original terms was $819,000 in 1999, $967,000 in 1998, $981,000 in 1997, $1,488,000 in 1996 and $985,000
     in 1995.

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

         Loans identified as impaired are placed on non-accrual status and are evaluated for write-off, write-down or renegotiations with the borrower. Impaired loans are charged-off when the possibility of collecting the full balance of the loan becomes remote. The reserves set aside for possible losses related to impaired loans totaled approximately, $1,638,000 for the year ended December 31, 1999 and were included in the Bank's Reserve for Loan Losses at December 31, 1999. The average balance of the impaired loans amounted to approximately $8,111,000 for the year ended December 31, 1999. Cash receipts during 1999 applied to reduce principal balances and recognized as interest income were approximately

$452,000 and $528,000, respectively. For additional information regarding SFAS 114, see Note 5 to the Company's Consolidated Financial Statements set forth in part II, Item 8 of this Report.

POTENTIAL PROBLEM LOANS

         At December 31, 1999, there were no loans on accrual status where there were serious doubts as to the ability of the borrower to comply with then present loan repayment terms.

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

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

         The following table sets forth an analysis of the Bank's loan and lease loss experience, by category, for the past five years.

                                                       Year Ended December 31,
                                 -----------------------------------------------------------------
                                   1999          1998          1997          1996          1995
                                 ---------     ---------     ---------     ---------     ---------
                                                     (Dollars in Thousands)
Average amount of loans
   and leases outstanding(1) ..  $ 327,388     $ 310,467     $ 290,833     $ 280,765     $ 252,402
                                 =========     =========     =========     =========     =========
Loan and lease loss reserve
   balance at beginning of
   year .......................  $   5,576     $   5,165     $   4,744     $   3,644     $   3,145
                                 ---------     ---------     ---------     ---------     ---------
Charge-Offs:
   Domestic:
     Commercial, financial
     and agricultural .........       (112)         (423)         (391)          (96)       (1,414)
   Real Estate-construction ..          --            --            --            --            --
   Real Estate-mortgage .......        (45)         (274)       (1,191)       (1,365)         (543)
   Consumer Loans .............        (39)          (45)          (64)         (142)         (109)
   Lease Financing ............         --            --           (21)           --            --
   Other ......................         --          (127)           --            --            --
                                 ---------     ---------     ---------     ---------     ---------
 ...............................       (196)         (869)       (1,667)       (1,603)       (2,066)
   Foreign: ..................          --            --            --            --            --
                                 ---------     ---------     ---------     ---------     ---------
Recoveries:
   Domestic:
    Commercial, financial
    and agricultural ..........  $      44     $     202     $     102     $     295     $     284
   Real Estate-construction ..          --            --            --            --            --
   Real Estate-mortgage .......        188           300           254           152           186
   Consumer Loans .............          5             3            51            56            79
   Lease Financing ...........          --            --            --            --            --
                                 ---------     ---------     ---------     ---------     ---------
 ...............................        237           505           407           503           549
Foreign: .....................          --            --            --            --            --
                                 ---------     ---------     ---------     ---------     ---------
Net Charge-Offs: ..............         41          (364)       (1,260)       (1,100)       (1,517)
Additions charged to
 operations ...................        485           775         1,681         2,200         2,016
                                 ---------     ---------     ---------     ---------     ---------
Loan and lease loss reserve
 balance at end of year .......  $   6,102     $   5,576     $   5,165     $   4,744     $   3,644
                                 =========     =========     =========     =========     =========
Ratios:
Net charge-offs during
 the year to average loans and
 leases outstanding during the
 year .........................     -0.01%          0.12%         0.43%         0.39%         0.60%
Loan loss reserve to total
 gross loans ..................      1.76%          1.89%         1.74%         1.61%         1.39%
Net loan charge-offs to loan
 loss reserve .................     -0.67%          6.53%        24.39%        23.19%        41.63%
Net loan charge-offs to
 provision for loan losses ....     -8.45%         46.97%        74.96%        50.00%        75.25%
Loan loss reserve to
 non-performing loans(2) ......     97.32%         87.34%        45.05%        32.82%        25.88%

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

         The risk of non-payment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is obtained to secure payment, and ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank has established lending limits for each of its officers having lending authority, in each case based upon the officer's experience level and prior performance. Whenever a proposed loan by itself, or when aggregated with existing extensions of credit to the same borrower, exceeds the officer's lending limits, the loan must be approved by the Bank's Senior Loan Committee, which is comprised of five to seven senior officers of the Bank and/or by the Loan Committee of the Board of Directors of the Bank. The Bank also maintains a program of periodic review of all existing loans. The Bank's quality control officer reviews a percentage of all loans and leases made for creditworthiness as well as documentation and compliance with the Bank's loan policies. In addition, the Bank has engaged a consulting firm to extensively review the Bank's loan and lease portfolio semi-annually. Under-performing loans and leases identified in the review process are scheduled for in-depth analysis and remedial action. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Loan and Lease Losses."

         The Loan Loss Reserve should not be interpreted as an indication that charge-offs will occur in the amounts or proportions shown in the table above, or that the allocation of the Reserve set forth in the table below indicates future charge-off trends. While management believes that the Loan Loss Reserve is adequate, future additions to the Loan Loss Reserve can be expected as a result of any of a number of factors, including changes in the incurrence of currently unanticipated losses on loans in the loan portfolio due to deterioration in the financial condition of the borrowers. In addition, both Federal and state banking regulatory agencies, as an integral part of their periodic oversight examinations of the Bank, routinely review the Loan Loss Reserve and often recommend additions to the Reserve based on their evaluation of the loan portfolio.

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

                                                                    Year Ended December 31,
                                              -------------------------------------------------------------------------
                                                       1999                     1998                     1997
                                              ---------------------     ---------------------     ---------------------
                                                             % of                     % of                       % of
                                              Reserve      Loans to     Reserve      Loans to     Reserve      Loans to
                                                Loan        Total         Loan        Total         Loan        Total
                                               Losses       Loans        Losses       Loans        Losses       Loans
                                              -------      --------     -------      --------     -------      --------
                                                                        (Dollars in Thousands)
Domestic:
   Commercial, Financial and Agricultural      $4,854        11.88%      $3,745        14.27%      $2,128        14.90%
   Real Estate-construction .............          68         3.22%          91         5.29%         302         3.67%
   Real Estate-mortgage .................       1,125        82.02%       1,630        76.08%       2,415        76.92%
   Installment loans to individuals .....          30         1.71%          76         2.38%          79         2.17%
   Lease financing ......................          25         0.68%          34         1.26%          96         1.60%
   Other ................................          --         0.48%          --         0.72%         145         0.74%
                                               ------       ------       ------       ------       ------       ------
                                               $6,102       100.00%      $5,576       100.00%      $5,165       100.00%
                                               ======       ======       ======       ======       ======       ======

                                                           Year Ended December 31,
                                              --------------------------------------------------
                                                       1996                        1995
                                              ----------------------       ---------------------
                                                               % of                       % of
                                              Reserve       Loans to       Reserve      Loans to
                                                Loan          Total          Loan        Total
                                               Losses         Loans         Losses       Loans
                                              -------       --------       -------      --------
Domestic:
   Commercial, Financial and Agricultural      $1,148         13.87%       $1,093        17.10%
   Real Estate-construction .............         169          4.06%          194        12.50%
   Real Estate-mortgage .................       2,899         78.20%        1,603        65.38%
   Installment loans to individuals .....          77          2.76%          293         4.15%
   Lease financing ......................          17          0.97%           13         0.80%
   Other ................................         434          0.14%          448         0.07%
                                               ------        ------        ------       ------
                                               $4,744        100.00%       $3,644       100.00%
                                               ======        ======        ======       ======

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

SUPERVISION AND REGULATION

         Both federal and state law extensively regulate bank holding companies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the Company. Set forth below is a summary description of the material laws and regulations which relate to the operations of the banks and will relate to the operations of the Company. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

         In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress. These proposals include legislation to revise the Glass-Steagall Act and the Bank Holding Company Act, and to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be introduced in the next Congress and become law. Consequently, it is not possible to determine what effect, if any, they may have on The Company and the banks that it will own.

The Company

         The Company is a registered bank holding company. It is subject to regulation under the Bank Holding Company Act. The Company will be required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries, which will include the banks.

         The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. The Federal Reserve Board may also require the Company to file written notice and obtain approval prior to purchasing or redeeming its equity securities.

         Under the Bank Holding Company Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Federal Reserve Board requires the Company to maintain capital at or above stated levels.

         The Company must obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. The Federal Reserve Board must also give advance approval for the merger or consolidation of the Company and another bank holding company.

         The Company will be prohibited by the Bank Holding Company Act, except in statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

         The Company also is a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries, including the Bank, are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

The Bank

         The Bank is a California chartered bank and a member of the Federal Reserve Bank of San Francisco. As such it is subject to primary supervision, periodic examination and regulation by the California Commissioner of Financial Institutions and the Federal Reserve Board. To a lesser extent, the Bank is also subject to regulations promulgated by the Federal Deposit Insurance Corporation, which insures its deposits. If, as a result of an examination of the banks, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. These remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the Bank's charter. The California Commissioner of Financial Institution has many of the same remedial powers.

         Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain capital at or above stated levels.

Dividends and Other Transfers of Funds

         Dividends from the Bank constitutes the principal source of income to the Company. The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends, and is subject to restrictions on the payment of dividends to the Company. In addition, the California Department of Financial Institutions and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if the payment is deemed to constitute an unsafe or unsound practice.

         The Federal Reserve Board and the California Commissioner of Financial Institutions also have authority to prohibit banks from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of a bank and other factors, that the Federal Reserve Board and the Commissioner could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with limited exceptions, making capital distributions if after the transaction the institution would be undercapitalized. Please refer to "-- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "-- Capital Standards" for a discussion of these additional restrictions on capital distributions.

         The Bank is subject to restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities of the Company, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and any affiliates of the Bank from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus. California law also imposes restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on any bank under the prompt corrective action provisions of federal law.

Capital Standards

         The Federal Reserve Board has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

         The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal regulatory agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

Prompt Corrective Action and Other Enforcement Mechanisms

         Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The following table sets forth the capital ratios that determine in which category a banking organization will be placed:

                                                            Total                 Tier 1
                                                     Risk-Based Capital         Risk-Based
Capital Category                                            Ratio             Capital Ratio        Leverage Ratio
----------------                                     ------------------       -------------        --------------
Well-Capitalized                                             10%                    6%                  5%
Adequately Capitalized                                        8%                    4%                  4%
Undercapitalized                     Less than:               8%                    4%                  4%
Significantly Undercapitalized       Less than:               6%                    3%                  3%
Critically Undercapitalized          Less than:              N/A                    2%                  2%

         An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

         At December 31, 1999, the Bank exceeded the required ratios for classification as and was deemed for regulatory purposes to be a "well capitalized" institution.

         In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

Safety and Soundness Standards

         The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to the following:

         o internal controls, information systems and internal audit systems,

         o        loan documentation,

         o        credit underwriting,

         o        asset growth,

         o        earnings, and

         o compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards.

         These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should do the following:

         o conduct periodic asset quality reviews to identify problem assets,

         o estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses,

         o        compare problem asset totals to capital,

         o        take appropriate corrective action to resolve problem assets,

         o consider the size and potential risks of material asset concentrations, and

         o provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

         These new guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

         The Bank Insurance Fund of the Federal Deposit Insurance Corporation insures the Bank's deposit accounts, up to the maximum permitted by law. The Federal Deposit Insurance Corporation may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the Federal Deposit Insurance Corporation or the institution's primary regulator.

         The Federal Deposit Insurance Corporation charges an annual assessment for the insurance of deposits, which as of December 31, 1998, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act, at January 1, 1997, the banks began paying, in addition to their normal deposit insurance premium as a member of the Bank Insurance Fund, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund, by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the Federal Deposit Insurance Corporation is not permitted to establish Savings Association Insurance Fund assessment rates that are lower than comparable Bank Insurance Fund assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Financing Corporation Bonds will be equal for members of the Bank Insurance Fund and the Savings Association Insurance Fund. The Paperwork Reduction Act also provided for the merging of the Bank Insurance Fund and the Savings Association Insurance Fund by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 1999, there were still financial institutions chartered as savings associations. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Financing Corporation Bonds would be equal.

Interstate Banking and Branching

         The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to conditions, including nationwide- and state-imposed concentration limits. subject to certain restrictions, the Bank has the ability to acquire, by acquisition or merger, branches outside its home state. The establishment of new interstate branches also is possible in those states with laws that expressly permit it. Interstate branches are subject to laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments

         The Bank is subject to fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A Bank may be subject to substantial penalties and corrective measures for a violation of fair lending laws. The federal banking agencies may take compliance with those laws and Community Reinvestment Act obligations into account when regulating and supervising other activities.

         A bank's compliance with its Community Reinvestment Act obligations is based on a performance-based evaluation system which bases Community Reinvestment Act ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and those records may be the basis for denying the application. In its most recent regulatory examination, the Bank was rated satisfactory in complying with its Community Reinvestment Act, or CRA, obligations.

Comprehensive Bank Reform Litigation

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Gramm Act"). The Gramm Act is expected to have a major impact on cross-industry mergers, customer privacy and lending to lower-income communities. The Gramm Act repeals the Glass Steagal Act of 1937, which separated commercial and investment banking, and eliminates the Bank Holding Company Act's prohibition on insurance underwriting activities. The Gramm Act allows both holding company subsidiaries and national bank operating subsidiaries to offer a wide range of new financial services, including insurance or securities sales. However, real estate development and insurance underwriting would be restricted to affiliates and cannot be performed by bank operating subsidiaries. State laws will govern insurance sales, but states cannot discriminate against national banks by preventing national banks from conducting insurance activities that nonbanks may conduct. The Gramm Act bars a bank holding company from merging with insurance or securities firms, or embarking on new powers, if any of its banks earned less than a "satisfactory" CRA rating in its most recent examination. The Gramm Act also provides that customers will have the right to prevent banks from sharing information with third parties. The Gramm Act is expected to further increase competition in providing financial services.

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

         During 1999, there was a gradual increase in interest rates, which increased the Bank's yields on loans as well as the Bank's interest expense. The increase in the Bank's interest expense was offset by decreases in the volume of time certificates of deposit, on which the Bank pays its highest rates of interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II of this Report. The Company expects interest rates to continue to increase in the near future.

Employees

         At December 31, 1999, the Bank had approximately 184 full-time and 62 part-time employees.

Executive Officers of the Company

         Set forth below is certain information regarding the executive officers of the Company and the Bank:

      Name           Age          Position with the Company                  Position with the Bank
------------------   ---    -------------------------------------    --------------------------------------
George E. Langley    59     President and Chief Executive Officer    President and Chief Executive Officer

Donna Miltenberger   44     Executive Vice President                 Executive Vice President and Chief
                                                                     Operating Officer

Tom Kramer           56     Executive Vice President and Secretary   Executive Vice President, Chief Credit
                                                                     Officer and Secretary

Carol Ann Graf       54     Senior Vice President, Chief Financial   Senior Vice President, Chief Financial
                            Officer and Assistant Secretary          Officer and Assistant Secretary

         All officers hold office at the pleasure of the Board of Directors, except that Mr. Langley is employed under an Employment Agreement with the Bank.

         George E. Langley. Mr. Langley has been the President and Chief Executive Officer of the Company and the Bank since April 1992. From 1982 to April 1992, Mr. Langley served as the Executive Vice President, Chief Financial Officer and Secretary of the Company and the Bank. From 1976 to 1982, Mr. Langley held various executive positions with the Bank.

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

ITEM 2.  PROPERTIES

         The Company's executive offices are located at the Bank's main banking office at 510 South Grand Avenue, Glendora, California. The Bank owns the building and the land on which its main banking office is located; owns the building and leases, under a 20-year ground lease, the land on which its Claremont banking office is located; and occupies its nine other banking offices, and the facilities where its service center are located, under leases expiring at various dates through 2014. Management believes that the Bank's present facilities are adequate for its present purposes and anticipated growth in the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market System under the symbol "FOOT". The following table sets forth the high and low closing sales prices per share of the Company's Common Stock as reported on the NASDAQ National Market System for all four quarters of 1999 and 1998. On March 29, 2000 the closing per share price was $10.125 and, as of that same date, there were 1,168 record shareholders of the Company.

                             Trade Prices of                    Stock                   Cash
                             Common Stock(1)              Dividends Declared      Dividends Declared
                          ------------------------        ------------------      ------------------
                            High            Low
                          --------        -------
1999
First Quarter.........    $15.8750        14.5000                --                         --
Second Quarter........     15.3750        13.1250                --                       0.25
Third Quarter.........     13.8125        11.8750                --                         --
Fourth Quarter........     14.1250        11.7500                --                       0.08

1998(1)
First Quarter.........    $16.4130        14.3480                --                         --
Second Quarter........     18.2610        15.4640               15%                         --
Third Quarter.........     16.1250        10.2500                --                         --
Fourth Quarter........     15.2500         9.2500                --                         --

----------

(1) Stock prices for the quarterly period preceding the 15% dividend to shareholders of record June 15, 1998 which was paid on July 7, 1998, have been adjusted to reflect that dividend.

DIVIDENDS AND REPURCHASES OF SHARES

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

         In order to take advantage of opportunities to achieve further growth and in order to support that growth through increases in capital, in March 1995 the Board of Directors determined, in accordance with its dividend policy, that the Company should retain its earnings. Accordingly, no cash dividends were paid in 1995, 1996, 1997 or 1998.

         In March 1999, the Board declared a $.25 per share cash dividend that was paid on April 15, 1999 to shareholders of record as of April 5, 1999 and, in September of 1999, the Board modified the dividend policy to provide for the payment of quarterly cash dividends. Pursuant to that policy, cash dividends of $.08 per share were paid in the fourth quarter of 1999 and the first quarter of 2000, respectively. It is anticipated that similar cash dividends will be paid in the second, third and fourth quarters of 2000.

         Stock Repurchases

         On October 21, 1998, the Company announced that the Board of Directors had authorized a program for repurchases of up to 300,000 shares, or 5%, of its outstanding Common Stock. Repurchases may be made in the open market or in block purchases or in privately negotiated transactions in compliance with Securities and Exchange Commission guidelines. All shares repurchased will be retired and cancelled. As of March 6, 2000, the Company had repurchased 274,042 shares at a total cost of $3,810,450.

         Additionally, on February 28, 2000 the Company announced that the Board of Directors had authorized the repurchase of an additional 5%, or 300,000 shares, of its outstanding Common Stock. Repurchases may be made in the open market or in block purchases or in privately negotiated transactions in compliance with Securities and Exchange Commission guidelines. All shares repurchased will be retired and cancelled.

         Restrictions Applicable to the Payment of Dividends

         The principal source of funds available to the Company for cash dividends and share repurchases, at least until such time, if any, as it may acquire or develop other businesses, is cash dividends from the Bank. Therefore, government regulations, including the laws of the State of California, as they pertain to cash dividends by state chartered banks, will limit the ability of the Company to pay cash dividends for the foreseeable future. California law places a statutory restriction on the amounts of cash dividends a bank may pay to its shareholders. Under that law, dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Superintendent of Banks, the lesser of (i) net income of the Bank for the year and retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the Bank's retained earnings. However, because the payment of cash dividends has the effect of reducing capital, as a practical matter capital requirements imposed on federally insured banks operate to preclude the payment of cash dividends in amounts that might otherwise be permitted by California law; and the Federal bank regulatory agencies, as part of their supervisory powers, generally requires insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable laws.

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

         The Rights dividend was made to holders of record of shares of the Company's common stock at the close of business on March 18, 1997. Each Right entitles the registered holder, on certain events, to purchase from the Company, at an initial exercise price of $48.00 per Right (subject to adjustment), such number of newly issued shares of the Company's common stock or the common stock of the acquiring or surviving company, depending on the type of triggering event, equal to an aggregate market value as of the date of the triggering event of two (2) times the exercise price of the Right.

ITEM 6. SELECTED FINANCIAL DATA

         The selected income statement data set forth below for the fiscal years ended December 31, 1999, 1998, and 1995, and the selected balance sheet data as of December 31, 1999 and 1998, are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day and Company, L.L.P, certified public accountants, and included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected income statement data for the fiscal year ended December 31, 1996 and 1995, and the selected balance sheet data as of December 31, 1997, 1996 and 1995, are derived from audited consolidated financial statements examined by Vavrinek, Trine, Day and Company, L.L.P. which are not included in this Report.

                                                        Dollars in Thousands, Except Per Share Data
                                  ---------------------------------------------------------------------------
                                      1999             1998           1997            1996            1995
                                  -----------     -----------     -----------     -----------     -----------
Statement Of Income Data
Interest Income ..............    $    35,551     $    36,237     $    35,028     $    35,147     $    33,402
Interest Expense .............          8,333           9,827           9,738           9,869           9,786
Net Interest Income ..........         27,218          26,410          25,290          25,278          23,616
Provision for Possible Loan
   Losses ....................           (485)           (775)         (1,681)         (2,200)         (2,016)
Net Interest Income after
Provision for Possible Loan
   Losses ....................         26,733          25,635          23,609          23,078          21,600
Other Income .................          4,521           5,086           6,040           5,264           4,688
Other Expense ................        (21,342)        (25,573)        (22,599)        (21,700)        (20,625)
Income Before Income Taxes ...          9,912           8,148           7,050           6,642           5,663
Applicable Income Taxes ......          3,662           3,084           2,532           2,459           2,100
   Net Income ................          6,250           5,064           4,518           4,183           3,563
Cash Dividends(1) ............           0.33              --              --              --              --

Balance Sheet Data
Investment Securities ........         63,324         106,245          46,069          45,052          42,234
Loans and Leases (net) .......        339,533         289,007         291,393         289,886         257,510
Assets .......................        458,676         469,077         435,708         410,505         395,181
Deposits .....................        397,264         416,665         390,146         370,966         361,114
Other Debt(2) ................          8,819              74             123             168             208
Shareholders' Equity .........         48,439          48,379          42,041          36,222          31,042

Per Common Share Data
Net Income - Basic(3)(4) .....           1.06            0.85            0.78            0.75            0.65
Net Income - Diluted(3)(4) ...           1.00            0.80            0.74            0.73            0.63
Cash Dividends ...............           0.33              --              --              --              --
Book Value (At year-end)(3) ..           8.39            8.08            7.15            6.34            5.64
Number of Shares used in
Per Share Calculation-Basic(3)
 (4) .........................      5,886,164       5,946,908       5,795,070       5,568,502       5,470,895

------------------
(1) For information regarding restrictions affecting the ability of the Company to pay cash dividends, see Note 13 to the Company's Consolidated Financial Statements.

(2) For information regarding other debt, see Note 9 to the Company's Consolidated Financial Statements.

(3)      Retroactively adjusted for stock dividends and stock splits.

(4) For information regarding the determination of basic and diluted earnings per share, see Note 17 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with our audited consolidated financial statements, and the footnotes thereto, contained elsewhere in this report and the statements regarding forward-looking information and the uncertainties that could affect our future performance described below in this Report.

         Our principal operating subsidiary is Foothill Independent Bank, which is a California state chartered bank (the "Bank"), which accounts for substantially all of our revenues and income. Accordingly, the following discussion focuses primarily on the Bank's operations and financial condition.

RESULTS OF OPERATIONS

OVERVIEW

         In 1999, we generated net earnings of $6,250,000, an increase of $1,186,000, or 23%, over net earnings for 1998. That increase was due primarily to an increase in net interest income and reductions in interest expense and in non-interest expenses. As indicated in the following table, net earnings for 1999 represent a return on average assets of 1.34% and a return on average equity of 12.94%, compared to 1.10 % and 11.32%, respectively, for 1998.

                                    1999         1998         1997
                                    ----         ----         ----
Return on Assets............        1.34%         1.10%       1.07%
Return on Equity............       12.94%        11.32%      11.70%
Dividend Payout Ratio.......       31.13%           --          --
Equity to Asset Ratio.......       10.34%         9.75%       9.14%

NET INTEREST INCOME

         Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $808,000, or 3.1%, in 1999 as compared to 1998. The increase was primarily attributable to a decrease in interest expense that more than offset a modest decrease in interest income. The decrease in interest expense was due primarily to decreases in the volume of time certificates of deposit ("time deposits"), including those in denominations of $100,000 or more ("TCD's"), on which the Bank pays its highest rates of interest. The decrease in interest income was primarily due to decreases in interest earned on federal funds sold and interest and fees on loans.

         Information concerning average interest earning assets and interest bearing liabilities, along with the average interest rates earned and paid thereon is set forth in the following table. Averages were computed based upon daily balances.

                                                                       YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------------------------
                                              1999                            1998                          1997
                                  ------------------------------  -----------------------------  ------------------------------
                                  AVERAGE                AVERAGE  AVERAGE               AVERAGE  AVERAGE                AVERAGE
                                  BALANCE    INTEREST     RATE    BALANCE   INTEREST     RATE    BALANCE    INTEREST      RATE
                                  -------    --------    -------  -------   --------    -------  -------    --------    -------
                                                                       (Dollars in Thousands)
Earning Assets:
Investment Securities
  U.S. Treasury ..............    $  7,308    $   421      5.8%  $ 15,896    $   950      6.0%  $ 16,610    $   984       5.9%
  U.S. Government Agencies ...      45,485      2,701      5.9     34,564      1,974      5.7     26,046      1,460       5.6
  Municipal Leases(1) ........       6,454        550      8.5      6,788        584      8.6      7,114        596       8.4
  Other Securities ...........       3,290        195      5.9      3,546        257      7.2      3,394        201       5.9
                                  --------    -------            --------    -------            --------    -------
   Total Investment Securities      62,537      3,867      6.2     60,794      3,765      6.2     53,164      3,241       6.1
Federal Funds Sold ...........      18,071        901      5.0     30,219      1,560      5.2     23,673      1,274       5.4
Due form Banks - Time Deposits      16,306        849      5.2     11,787        662      5.6      4,215        241       5.7
Loans(2) .....................     324,553     30,072      9.3    306,381     30,232      9.9    286,438     30,231      10.6
Lease Financing(1) ...........       2,835        272      9.6      4,086        384      9.4      4,395        398       9.1
                                  --------    -------            --------    -------            --------    -------
Total Interest-Earning
  Assets(1) ..................    $424,302    $35,961      8.5   $413,267    $36,603      8.9%  $371,885    $35,385       9.5%
                                  ========    =======            ========    =======            ========    =======



Interest Bearing Liabilities:
Domestic Deposits and
Borrowed Funds:
  Savings Deposits(3).......      $184,122     $4,325     2.3%   $169,617     $4,232     2.5%   $151,319     $3,624       2.4%
  Time Deposits.............        88,848      3,892     4.5%    106,855      5,585     5.2%    111,129      6,099       5.5%
  Short-Term borrowings                351         21     6.0%         --         --      --          --         --        --
  Long-Term borrowings......            49          5    10.2%        101         10     9.9%        147         15      10.2%
                                  --------    -------            --------    -------            --------    -------
   Total Interest-Bearing
     Liabilities..............    $273,370     $8,333     3.0%   $276,573     $9,827     3.6%   $262,595     $9,738       3.7%
                                  ========    =======            ========    =======            ========    =======



The table below shows the net interest earnings and the net yield on average earning assets:

                                                     1999                 1998                1997
                                                   --------            ---------            --------
                                                                   ($ in thousands)
Total Interest Income(1)(2)....................    $ 35,961            $ 36,603             $ 35,385
Total Interest Expense(3)......................    $  8,333            $  9,827             $  9,738
Net Interest Earnings(1)(2)....................    $ 27,628            $ 26,776             $ 25,647
Net Average Earning Assets(2)..................    $424,302            $413,267             $371,885
Net Yield on Average Earning Assets(1)(2)......         6.5%                6.5%                 6.9%
Net Yield on Average Earning Assets
 (excluding Loan Fees)(1)(2)...................         6.1%                6.0%                 6.4%


----------

(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 36.9 percent for 1999, 37.8 percent for 1998 and 35.9 percent for 1997.

(2) Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $5,865,000 in 1999, $5,252,000 in 1998 and
         $5,165,000 in 1997. Loan fees of $1,846,000 in 1999, $1,925,000 in 1998 and $2,556,000 in 1997 are included in loan interest income. Average loan balances include loans placed on non-accrual status during the period presented, but interest on such loans is excluded. There were fourteen non-accruing loans at December 31, 1999, sixteen at December 31, 1998 and twenty-seven at December 31, 1997.

(3)      Includes NOW, Super NOW, and Money Market Deposit Accounts.

RATE SENSITIVITY, MARKET RISK AND NET INTEREST MARGINS

         Rate Sensitivity

         Like other banks and bank holding companies, our margins (that is, the difference between yields we are able to realize on loans and other interest earning assets and the interest we pay on deposits) are affected by a number of factors including the relative percentages or the "mix" of (i) our assets, between loans, on the one hand, on which we are able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields generally are lower; (ii) variable and fixed rate loans in our loan portfolio; and (iii) demand and savings deposits, on the one hand, and time deposits on the other hand. As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in net interest margins during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits; but will generally experience an increase in its net interest margin during periods of declining rates of interest, because yields on fixed interest loans will continue unchanged, while the costs of deposits will decline. Similarly, a bank with a high percentage of time deposits generally will experience greater increases in interest expense and, therefore, a decrease in net interest margins, during periods of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest margins because such loans often contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on TCDs cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to terminate or "run-off" in order to reduce interest expense.

         Market Risk

         Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may changes as a result of changes in interest rate and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans and investment securities, deposits and borrowings, We do not engage in trading activities or participate in foreign currency transactions for our own account. Accordingly, our exposure to market risk is primarily a function of our asset and liability management activities and of changes in market rates of interest that can cause or require increases in the rates we pay on deposits that may take effect more rapidly or may be greater than the increases in the interest rates we are able to charge on loans and the yields that we can realize on our investments. The extent of that market risk, depends on a number of variables, including the sensitivity to changes in market interest rates and the maturities of our interest earning assets and our deposits. See "Rate Sensitivity" above.

         We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on our net interest income. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, our exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. See
Note 21 to our Consolidated Financial Statements for further information with respect to that dynamic simulation model that, based on certain assumptions, attempts to quantify the impact that simulated upward and downward interest rate changes would have on our net interest income.

         The following reflects the Company's net interest income sensitivity analysis as of December 31, 1999:

                                                                               Market Value
                Simulated              Estimated Net Interest          ------------------------------
               Rate Changes              Income Sensitivity             Assets            Liabilities
            -----------------       ----------------------------       --------           -----------
                                                                          (Dollars in Thousands)
            +200 basis points                  7.13%                   $437,849            $406,809
            -200 basis points                  5.65%                   $477,022            $408,201

         The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company's net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, replacement of asset and liability cashflows, and other assumptions. While the assumptions used are based on current economic and local market conditions, there is not assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

         Net Interest Margin in 1999

         We attempt to reduce our exposure to market risks associated with interest rate fluctuations and, thereby, at least to maintain and, if possible, to increase our net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCD's and other time deposits, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. During 1999, we allowed maturing TCDs to "run-off", rather than seeking their renewal, and we also continued marketing programs designed to attract additional demand and savings deposits. As a result, the average volume of demand and savings (including money market) deposits increased by $21,918,000 or 7.2%, during 1999 compared to 1998, and, at December 31, 1999 such deposits represented 78.6% of the Bank's average volume of total deposits, as compared to 74.0% at December 31, 1998. As a result, our net interest margin continued to exceed the average net interest margin for California based, publicly traded banks and bank holding companies with assets ranging from $300-to-$500 million (the "Peer Group Banks").

         At the same time, we experienced an increase in loan demand in 1999 compared to 1998. Consequently, the mix of average earning assets shifted back to a somewhat higher percentage of loans and leases and a somewhat lower percentage of lower yielding investment securities, federal funds sold and funds held in interest bearing deposits with other financial institutions which, in 1999, accounted for 26.4% of average earning assets compared to 28.2% in 1998.

         The combination of this change in the mix of average earning assets and reductions in interest expense enabled us to increase our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) for the twelve months ended December 31, 1999 to 6.51% compared to 6.49% at December 31, 1998.

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

         The following table sets forth changes in interest earned, including loan fees, and interest paid in each of the years ended December 31, 1999 and 1998. The net increase (decrease) is segmented into the changes attributable, respectively, to variations in volume and variations in interest rates. Changes in interest earned and interest paid due to both rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

                                Investment
                                Securities
                              --------------
                                      Non-     Federal               Direct
                              Tax-    tax-      Funds                 Lease      Time
                              able   able(1)    Sold     Loans(2)   Financing  Deposits   Total
                              ----   -------   -------   --------   ---------  --------   -----
                                                     (In Thousands)
Interest Earned on:
1999 compared to 1998 -
Increase (decrease) due
  to:
     Volume Changes          $ 123    $ (44)   $(608)    $ 1,912     $(120)    $  238    $ 1,501
     Rate Changes               13       10      (51)     (2,072)        8        (51)    (2,143)
                             -----    -----    -----     -------     -----     ------    -------
Net Increase (Decrease)      $ 136    $ (34)   $(659)    $  (160)    $(112)    $  187    $  (642)
                             =====    =====    =====     =======     =====     ======    =======

1998 compared to 1997 -
Increase (decrease) due
  to:
     Volume Changes          $ 467    $ (33)   $ 340       2,206     $ (29)    $  425    $ 3,376
     Rate Changes               69       21      (54)     (2,205)       15         (4)    (2,158)
                             -----    -----    -----     -------     -----     ------    -------
Net Increase (Decrease)      $ 536    $ (12)   $ 286     $     1     $ (14)    $  421    $ 1,218
                             =====    =====    =====     =======     =====     ======    =======

                               Savings         Other Time        Long Term        Repurchase    Short Term
                               Deposits         Deposits        Borrowings(3)     Agreements   Borrowings(4)   Total
                               --------        ----------       ----------        ----------   -------------  -------
Interest Paid On:
1999 compared to 1998 -
Increase (decrease) due to:
     Volume Changes             $ 350          $  (868)         $    (5)           $   21          $ 21       $  (502)
     Rate Changes                (257)            (735)              --                --            --          (992)
                                -----          -------          -------            ------          ----       -------
Net Increase (Decrease)         $  93          $(1,603)         $    (5)           $   21          $ 21       $(1,494)
                                =====          =======          =======            ======          ====       =======

1998 compared to 1997 -
Increase (decrease) due to:
     Volume Changes             $ 452          $  (230)         $    (5)           $   --          $ --       $   217
     Rate Changes                 156             (284)              --                --            --          (128)
                                -----          -------          -------            ------          ----       -------
Net Increase (Decrease)         $ 608          $  (514)         $    (5)           $   --          $ --       $    89
                                =====          =======          =======            ======          ====       =======

(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 36.9% for 1999 and 37.8% for 1998.

(2) Includes a decrease in loan fees of $79,000 for 1999 and a decrease of $631,000 in 1998.

(3) Long term borrowings in 1999 and 1998 consist of an obligation secured by deed of trust that bears interest at 10.0%.

(4) Short term borrowings in 1999 consist of an obligation secured by a blanket lien on certain real estate loans that bears interest at 6.12%.

         The Bank currently anticipates that market interest rates will increase in 2000, as compared to 1999. The Bank also has recently instituted new marketing programs designed to increase its loan volume and, if those programs prove to be successful, the Bank expects to increase time deposits to fund a portion of the increases in outstanding loans. However, the Bank believes that its net interest margin in 2000 will remain at approximately the same level as in 1999, because it expects that the resulting increases in interest expense will be largely offset by increases in yields on loans and other interest earning assets in response to the increases in market rates of interest and the anticipated increases in loan volume. However, there are a number of uncertainties and risks that could adversely affect our net interest margin in 2000, including (i) increased competition in the Bank's market areas, both from banks and other types of financial institutions as well as from securities brokerage firms and mutual funds that offer competing investment products, (ii) the possibility of adverse changes in economic conditions and (iii) higher than currently anticipated increases in prevailing market rates of interest.

PROVISION FOR LOAN AND LEASE LOSSES

         The risk of non-payment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is obtained to secure payment, and ultimately, the creditworthiness of the borrower. To provide for timely recognition of potential loan losses, we maintain a reserve for possible loan losses (the "Loan Loss Reserve"). Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against the Loan Loss Reserve when management determines that the collectibility of such loans is unlikely. The Loan Loss Reserve is adjusted periodically to reflect changes in (i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." During 1999 we made provisions totaling $475,000 as compared to $775,000 during 1998 and, at December 31, 1999 the Loan Loss Reserve was approximately $6,102,000 or 1.76% of total loans and leases outstanding, compared to approximately $5,576,000 or 1.89% of total loans and leases outstanding at December 31, 1998. The decrease in the additions made to the Loan Loss Reserve in 1999 were attributable primarily to a decline in the total number of non-performing assets in 1999 as compared to 1998.

         In 1998, provisions for loan and lease losses totaled $775,000 as compared to $1,681,000 in 1997. That reduction was primarily attributable to a decline in the total number of non-performing assets in 1998 as compared to 1997.

         Our non-performing loans, which consist primarily of loans for which there have been no payments of principal or interest for more than 90 days, declined to $6,270,000 or 1.8% of total loans at December 31, 1999, as compared to $6,383,000 or 2.2% of total loans at December 31, 1998 and $11,465,000 or
3.9% of total loans at December 31, 1997. The ratio of the Loan Loss Reserve to non-performing loans was 97.3% at December 31, 1999, as compared to 87.3% and 45.1% at December 31, 1998 and 1997, respectively.

         In 1999, recoveries of previously "charged-off" loans exceeded loan charge-offs by $41,000. By contrast, during 1998 charge-offs exceeded recoveries by $364,000, which represented twelve hundredths of one percent (0.12%) of average loans and leases outstanding and, in 1997, charge-offs exceeded recoveries by $1,260,000, which represented forty-five hundredths of one percent (0.45%) of average loans and leases outstanding.

         Although loan losses are an incidental part of the banking business and, as a result, the Bank will continue to make provisions for future loan losses to maintain an adequate Loan Loss Reserve, the Bank currently anticipates that, if there is no adverse change in economic conditions, the provision it will be required to make in 2000 for future loan losses will largely be determined by and will largely be a function of changes in the volume of its outstanding loans. See "Business -- Supervision and Regulation."

OTHER INCOME

         In 1999, other income declined by $273,000 or 5.7% as compared to 1997. The decline was primarily attributable to decreases in transaction fees and service charges and other banking transactions.

         In 1998, other income declined by $954,000 or 15.6% as compared to 1997, primarily as a result of decreases in transaction fees and service charges and other banking transactions, and one-time gains made in the first and second quarters of 1997 on the sale of foreclosed properties and SBA loans, for which no corresponding sales were made in 1998.

OTHER EXPENSE

         Other expense (also often referred to as "non-interest expense"), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs, professional expenses, and charges that are periodically made to establish reserves for possible losses on the disposition or declines in market values of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as "other real estate owned" or "OREO").

         In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits and, thereby, improve our net interest margin, it has been our policy to provide a much higher level of personal service to our customers than the level of services that are provided by many of our competitors. Although this practice has caused us to incur a higher level of non-interest expense than many other of our Peer Group Banks, we believe that this practice has enabled us to generate increases in net interest income and, as a result, our net interest margin continues to exceed the average net interest margin of the Peer Group Banks with which we compete.

         Nevertheless, during the second half of 1998 and continuing through 1999, we implemented a number of cost reduction programs designed to reduce non-interest expenses and, thereby increase operating efficiencies, without adversely affecting the quality of service we provide to our customers. As a result of those programs, in 1999, we reduced our operating expenses by $939,000 compared to 1998. That expense reduction was accomplished in spite of non-recurring expenses incurred in connection with an election contest at our Annual Shareholders Meeting held in May 1999. Those expense reductions resulted in an improvement in our efficiency ratio (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income) to 67.2% from 69.8% in 1998. In 1998, our non-interest expense decreased by approximately $26,000 or 0.1% as compared to 1997, due primarily to decreases in equipment and furniture expenses and in other (or miscellaneous) expenses.

         During 2000 we intend to continue to take advantage of opportunities to reduce non-interest expense without sacrificing the quality or level of service that we are able to provide to our customers.

INCOME TAXES

         In 1999 income taxes increased by approximately $1,186,000 or 23.4% as compared to 1998, primarily as a result of the increase in pre-tax income. In 1998 income taxes increased by approximately $552,000 or 21.8% as compared to 1997, primarily as a result of the increase in pre-tax income and a 1.9% increase in our overall combined federal and state income tax rate.

FINANCIAL CONDITION

         Our average total assets increased during 1999 by approximately $8,033,000 , or 1.8%, when compared to average total assets for 1998. However, total assets at December 31, 1999 were $10,401,000, or 2.2%, lower than total assets at December 31, 1999. Contributing to the increases in average assets were increases of $15,479,000, or 5.2%, in the average loans and leases outstanding and $9,238,000, or 12.2%, in the average volume of investment securities. Those increases were offset somewhat by a $18,420,000 reduction in the average volume of federal funds sold and a $628,000 reduction in the average volume other real estate owned as a result of sales of real properties previously acquired in connection with foreclosures of defaulted loans. As a result of those sales, other real estate owned stood at $1,714,000 at December 31, 1999.

         We instituted marketing programs designed to increase our loan volume and we are continuing with our programs designed to increase the volume of demand, savings and money market deposits, that are either non-interest bearing or bear interest at rates which are substantially lower than those paid on time deposits. At the same time, during most of 1999 we kept the interest rates we offer on TCDs, as well as on other time deposits, at slightly lower rates than the average market rates to discourage renewals, and in that manner reduce the volume, of those deposits at the Bank. As a result, during 1999 the average volume of demand and savings deposits was $21,918,000, or 7.2%, higher than the average for 1998 and average non-interest bearing demand deposits, as a percentage of average total deposits, increased to 34.1% from 32.6% in 1998. By contrast the average volume of TCD's and other time deposits was $17,735,000, or 16.6%, lower in 1999 than the average for 1998.

         The average amounts (in thousands) of and the average rates paid on deposits in each of 1999, 1998 and 1997 are summarized below:

                                             1999                     1998                        1997
                                    ----------------------   ----------------------    --------------------------
                                    Average       Average    Average        Average     Average         Average
                                    Balance        Rate      Balance        Rate        Balance          Rate
                                    ---------     --------   ---------     --------    ----------      ----------
In Domestic Offices:
     Noninterest bearing demand
       deposits..................  $ 141,554        --       $134,141          --       $117,711         --
     Savings Deposits(1).........    184,122      2.35%       169,617        2.50%       151,319        2.39%
     Time Deposits(2)............     88,848      4.48%       106,855        5.23%       111,129        5.49%
                                    --------                 --------                   -------
            Total Deposits.......  $ 414,524      2.00%      $410,613        2.39%      $380,159        2.56%
                                   =========                 ========                   ========



----------

(1)      Includes NOW, Super NOW, and Money Market Deposit Accounts.

(2) Includes time certificates of deposit in denominations greater than and less than $100,000.

         Set forth below is maturity schedule of domestic time certificates of deposits of $100,000 or more as of December 31, 1999:

                                                         (In Thousands)

Three Months or Less....................................    $14,658
Over Three through Six Months...........................      9,917
Over Six through Twelve Months..........................     10,901
Over Twelve Months......................................      4,932
                                                             ------

                                                            $40,408
                                                             ======

         We currently anticipate that there will be modest growth in the Bank's total assets in the year 2000, which is expected to result from increased lending and deposit activity generated by new sales programs being instituted by the Bank.

LIQUIDITY MANAGEMENT

         Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund our customers' requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At December 31, 1999, the principal sources of liquidity consisted of $23,262,000 in cash and demand balances due from other banks, $3,600,000 of Federal funds sold, and $1,000,000 in short-term (maturities of 45 days or less) commercial paper, which, together, totaled $27,862,000. Other sources of liquidity include $56,015,000 in securities available for sale, of which approximately $15,381,000 of such securities mature within one year, $2,140,000 in securities held to maturity which mature within one year, and $7,919,000 in interest-bearing deposits at other financial institutions, which mature in 6 months or less. We also have established loan facilities that would enable us to borrow up to $10,100,000 of Federal funds from other banks and we recently received approval from the Federal Reserve Bank of San Francisco to establish an account that will also allow us to borrow at their discount window should the need arise. In addition, we have line of credit with the Federal Home Loan Bank in the amount of approximately $8,800,000. We drew on that line of credit and used the $8,800,000 at the end of December 1999 to increase our liquidity in anticipation of possible increased deposit withdrawals as a result of widely expected Y2K problems that never materialized. That $8,800,000 was subsequently repaid on January 31, 2000. Furthermore, substantially all of the Bank's installment loans and leases, the amount of which aggregated $7,623,000 at December 31, 1999, require regular installment payments from customers, providing us with a steady flow of cash funds. Accordingly, we believe that we have adequate cash and cash equivalent resources to meet any increases in demand for loans and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

         The table below sets forth information concerning the interest rate sensitivity of the Company's consolidated assets and liabilities as of December 31, 1999. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

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

                                                                    Over Three      Over One
                                                         Three        Through         Year        Over          Non-
                                                         Months       Twelve         Through      Five        Interest
                                                         or Less       Months       Five Years    Years        Bearing      Total
                                                         -------       ------       ----------    -----        -------      -----
                                                                                 (Dollars in Thousands)
Assets:
Interest-bearing deposits in banks ...............    $   5,938     $   1,981     $      --     $     --    $      --     $  7,919
Investment securities ............................       37,934        10,135        11,779        1,700        1,776       63,324
Federal Funds Sold ...............................        3,600            --            --           --           --        3,600
Net loans ........................................       90,953         6,309        99,420      142,851           --      339,533
Noninterest-earning assets .......................           --            --            --           --       44,300       44,300
                                                      ---------     ---------     ---------     --------    ---------     --------
Total assets .....................................    $ 138,425     $  18,425     $ 111,199     $144,551    $  46,076     $458,676
                                                      ---------     ---------     ---------     --------    ---------     --------
Liabilities and Stockholders' Equity:
Noninterest-bearing deposits .....................    $      --     $      --     $      --     $     --    $ 133,115     $133,115
Interest-bearing deposits ........................      216,241        40,223         7,685           --           --      264,149
Short-term borrowings ............................        8,800            --            --           --           --        8,800
Long-term borrowings .............................           --            19            --           --           --           19
Other liabilities ................................           --            --            --           --        4,154        4,154
Stockholders' equity .............................           --            --            --           --       48,439       48,439
                                                      ---------     ---------     ---------     --------    ---------     --------
Total liabilities
 and stockholders equity .........................    $ 225,041     $  40,242     $   7,685     $     --    $ 185,708     $458,676
                                                      ---------     ---------     ---------     --------    ---------     --------
Interest rate sensitivity gap ....................    $ (86,616)    $ (21,817)    $ 103,514     $144,551    $(139,632)    $     --
                                                      =========     =========     =========     ========    =========     =========
Cumulative interest rate sensitivity gap .........    $ (86,616)    $(108,433)    $  (4,919)    $139,632    $      --     $
                                                      =========     =========     =========     ========    =========     =========



CAPITAL RESOURCES


         During the period from 1995 to 1999, it was the policy of our Board of Directors to retain earnings to meet capital requirements under applicable government regulations and to support our growth. During that period we opened four new banking offices, all of which have contributed to our increased profitability, and at the same time we increased our capital to levels well above regulatory requirements.

         It is the Board's current policy to retain a substantial portion of our earnings to support further growth and we plan to continue to evaluate and explore opportunities to expand into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets.

         However, the increases in earnings achieved in 1997 and 1998 caused our capital ratios to increase even further in relation to regulatory capital requirements and caused our return on average equity to remain relatively fixed despite those increases in earnings. As a result, in 1998, our Board of Directors authorized an open market stock repurchase program to be funded out of earnings. Between the commencement of that program in late 1998 and December 31, 1999, we had purchased a total of 257,242 shares of our common stock for an aggregate price of approximately $3,604,600. In addition, in March 1999, the Board declared a $.25 per share cash dividend that was paid on April 15, 1999 to shareholders or record as of April 5, 1999 and, in September of 1999, the Board modified our the dividend policy to provide for the payment of quarterly cash dividends. Pursuant to that policy, cash dividends of $.08 per share were paid in the fourth quarter of 1999 and the first quarter of 2000, respectively. It is anticipated that similar cash dividends will be paid in the second, third and fourth quarters of 2000.

         At December 31, 1999, our Bank's Tier 1 leverage ratio and Tier 1 risk-based capital ratio were 10.3% and 12.82%, respectively, which were significantly in excess of minimum bank regulatory requirements. Our Company's consolidated Tier 1 risk-based capital ratio was 12.97%. The risk-based capital ratio is determined by weighting the bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. Our Bank's Tier 1 capital and risk-based capital ratios compare favorably with those of the Peer Group Banks.

         Under accounting principles that address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, any unrealized gain on such securities is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity. At December 31, 1999, we recorded valuation reserve for unrealized losses on such securities aggregating approximately $837,000. The greatest portion of this amount is related to certain investments in mutual funds, which are classified as investments in marketable equity securities, but which we have held for several years and intend to continue to hold for the foreseeable future.

YEAR 2000.

         We worked hard to resolve the potential impact of the Year 2000 ("Y2K") on the processing of date-sensitive information by the Company's computerized information systems and we passed the century date change without any incurring any problems. The costs of addressing potential Y2K problems did not have a material adverse impact on the Company's financial position or results of operations.


FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE

         This Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking information, which reflects management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, the following:

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

         Effects of Growth. It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks, the establishment of new banking offices or the offering of new products or services to our customers. If we do acquire any other banks or open any additional banking offices or begin offering new products or services, we are likely to incur additional operating costs that may adversely affect our operating results, at least on an interim basis.

         Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Annual Report, or to make predictions based solely on historical financial performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
                                                                           ----
Foothill Independent Bancorp and Subsidiaries:

  Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . 36

  Consolidated Balance Sheets at December 31, 1999 and 1998 . . . . . . . .  37

  Consolidated Statements of Income for the Years Ended
   December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . .38

  Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended December 31, 1999, 1998 and 1997 . . . . . . . . . . 39

  Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . .40

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 42

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Foothill Independent Bancorp and Subsidiaries
Glendora, California

We have audited the accompanying consolidated balance sheets of Foothill Independent Bancorp and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for the three years ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foothill Independent Bancorp and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and cash flows for the three years ended December 31, 1999, in conformity with generally accepted accounting principles.




Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
February 18, 2000

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                      1999         1998
                                                                    ---------    ---------
                                                                    (dollars in thousands)
 Cash and due from banks (no minimum Federal Reserve
  balance was required at December 31, 1999)                        $  23,262    $  24,482
 Federal funds sold                                                     3,600       13,000
                                                                    ---------    ---------
                      Total Cash and Cash Equivalents                  26,862       37,482
                                                                    ---------    ---------
 Interest-bearing deposits in other financial institutions              7,919       15,043
 Investment securities held-to-maturity (Notes #1E and #2)              7,309       12,827
 Investment securities available-for-sale (Notes #1E and #2)           54,239       91,827
                                                                    ---------    ---------
                      Total Investments                                69,467      119,697
                                                                    ---------    ---------
 Federal Home Loan Bank stock, at cost                                  1,547        1,389
                                                                    ---------    ---------
 Loans, net of unearned income (Notes #1F and #3)                     343,294      290,879
 Direct lease financing (Notes #1H and #4)                              2,341        3,704
                      Less allowance for possible credit
                        losses (Notes #1G and #5)                      (6,102)      (5,576)
                                                                    ---------    ---------
                      Total Loans                                     339,533      289,007
                                                                    ---------    ---------
 Bank premises and equipment (Notes #1I and #6)                         6,779        6,970
 Other real estate owned (Notes #1J and #7)                             1,714        2,876
 Cash surrender value of life insurance                                 4,997        4,578
 Deferred tax asset (Notes #1L and #16)                                 2,412        2,386
 Federal Reserve Bank stock, at cost                                      229          202
 Accrued interest and other assets                                      5,136        4,490
                                                                    ---------    ---------
                       Total Assets                                 $ 458,676    $ 469,077
                                                                    =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities

       Demand deposits                                                133,115      139,939
       Savings and NOW deposits                                       101,839       99,198
       Money market deposits                                           72,400       79,744
       Time deposits in denominations of $100,000 or more              40,408       58,066
       Other time deposits                                             49,502       39,717
                                                                    ---------    ---------
                       Total Deposits                                 397,264      416,664
       Accrued employee benefits (Note #10, #11 and #12)                2,002        1,836
       Accrued interest and other liabilities                           2,152        2,124
       Other debt (Note #9)                                             8,819           74
                                                                    ---------    ---------
                       Total Liabilities                              410,237      420,698
                                                                    ---------    ---------
       Commitments and Contingencies (Note #18)

 Stockholders' Equity

       Common Stock - authorized, 12,500,000 shares without par
        value; issued and outstanding, 5,772,614 shares in 1999
        and 5,985,242 shares in 1998                                   36,415       36,057
       Additional paid-in capital                                         963          963
       Retained earnings                                               11,898       11,516
       Accumulated other comprehensive income (Notes #1E and #2)         (837)        (157)
                                                                    ---------    ---------
                       Total Stockholders' Equity                      48,439       48,379
                                                                    ---------    ---------
                       Total Liabilities and Stockholders' Equity   $ 458,676    $ 469,077
                                                                    =========    =========

The accompanying notes are an integral part of these financial statements.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                   1999            1998            1997
                                                                 --------        --------        --------
                                                             (dollars in thousands, except per share amounts)
 INTEREST INCOME
       Interest and fees on loans (Note #1F)                     $ 29,209        $ 29,501        $ 30,231
       Interest on Investment Securities
           Taxable                                                  4,454           3,912           2,645
           Exempt from federal taxes                                  347             363             382
       Interest on deposits                                           849             662             241
       Interest on federal funds sold                                 520           1,560           1,274
       Lease financing income (Note #1H)
           Taxable                                                                                      2
           Exempt from federal taxes                                  172             239             253
                                                                 --------        --------        --------
                       Total Interest Income                       35,551          36,237          35,028
                                                                 --------        --------        --------
 INTEREST EXPENSE

       Interest on savings and NOW deposits                         1,542           1,427           1,323
       Interest on money market deposits                            2,783           2,805           2,301
       Interest on time deposits in denominations
        of $100,000 or more                                         1,530           2,521           2,960
       Interest on other time deposits                              2,452           3,064           3,139
       Interest on borrowings                                          26              10              15
                                                                 --------        --------        --------
                       Total Interest Expense                        8,333           9,827           9,738
                                                                 --------        --------        --------
 NET INTEREST INCOME                                               27,218          26,410          25,290
 PROVISION FOR POSSIBLE CREDIT LOSSES (Note #1G and #5)              (485)           (775)         (1,681)
                                                                 --------        --------        --------
                       Net Interest Income After Provision
                        for Possible Credit Losses                 26,733          25,635          23,609
                                                                 --------        --------        --------
 OTHER INCOME
       Services fees                                                4,346           4,982           5,558
       Gain on sale of SBA loans                                      115              32             157
       Other                                                           60              72             325
                                                                 --------        --------        --------
                                                                    4,521           5,086           6,040
                                                                 --------        --------        --------
 OTHER EXPENSES
       Salaries and employee benefits                               9,984          10,579          10,348
       Net occupancy expense of premises                            2,131           2,158           2,120
       Furniture and equipment expenses                             1,647           1,715           1,752
       Other expenses (Note #15)                                    7,580           8,121           8,379
                                                                 --------        --------        --------
                                                                   21,342          22,573          22,599
                                                                 --------        --------        --------

 INCOME BEFORE INCOME TAXES                                         9,912           8,148           7,050
                                                                 --------        --------        --------
 INCOME TAXES (Notes #1L and #16)

       Currently payable                                            3,688           3,581           2,597
       Deferred                                                       (26)           (497)            (65)
                                                                 --------        --------        --------
                                                                    3,662           3,084           2,532
                                                                 --------        --------        --------
 NET INCOME                                                      $  6,250        $  5,064        $  4,518
                                                                 ========        ========        ========
 EARNINGS PER SHARE (Note #17)

       Basic                                                     $   1.06        $   0.85        $   0.78
                                                                 ========        ========        ========
       Diluted                                                   $   1.00        $   0.80        $   0.74
                                                                 ========        ========        ========

The accompanying notes are an integral part of these financial statements.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                              Accumulated
                                              Number                 Additional                                  Other
                                            of Shares     Common      Paid-in    Comprehensive   Retained    Comprehensive
                                           Outstanding    Stock       Capital       Income       Earnings        Income      Total
                                          ------------   --------    ----------  -------------   --------    -------------  -------
                                                                             (dollars in thousands)
BALANCE, JANUARY 1, 1997                    4,520,590    $ 15,406    $    592                     $20,607       $  (383)    $36,222
  10% stock dividend (Note #14)               457,167       6,058                                  (6,058)
  Cash paid in lieu of fractional shares                                                               (5)                       (5)
  Exercise of stock options                    86,428         508          67                                                   575
  Common stock issued under employee
   benefit and dividend reinvestment
   and optional investment plans               47,808         646                                                               646
COMPREHENSIVE INCOME:
  Net income                                                                       $ 4,518          4,518                     4,518
  Net unrealized security holding gains
    on available-for-sale securities
    (Net of taxes of $47)                                                               85                           85          85
                                                                                   -------
     TOTAL COMPREHENSIVE INCOME                                                    $ 4,603
                                          -----------    --------    --------      =======        -------       -------     -------
BALANCE, DECEMBER 31, 1997                  5,111,993      22,618         659                      19,062          (298)     42,041

  15% stock dividend (Note #14)               779,314      12,469                                 (12,469)
  Cash paid in lieu of fractional shares                                                               (9)                       (9)
  Exercise of stock options                    86,687         714         304                                                 1,018
  Common stock issued under employee
   benefit and dividend reinvestment
   and optional investment plans               16,248         256                                                               256
  Common stock repurchased,
   cancelled and retired                       (9,000)                                               (132)                     (132)
COMPREHENSIVE INCOME:
  Net income                                                                       $ 5,064          5,064                     5,064
  Net unrealized security holding gains
    on available-for-sale securities
    (Net of taxes of $86)                                                              141                          141         141
                                                                                   -------
     TOTAL COMPREHENSIVE INCOME                                                    $ 5,205
                                          -----------    --------    --------      =======        -------       -------     -------
BALANCE, DECEMBER 31, 1998                  5,985,242      36,057         963                      11,516          (157)     48,379

  Cash Dividend                                                                                    (2,408)                   (2,408)
  Exercise of stock options                    17,579         124                                                               124
  Common stock issued under employee
   benefit and dividend reinvestment
   and optional investment plans               17,035         234                                                               234
  Common stock repurchased,
   cancelled and retired                     (247,242)                                             (3,460)                   (3,460)
COMPREHENSIVE INCOME:
   Net income                                                                      $ 6,250          6,250                     6,250
   Net unrealized depreciation
    on available-for-sale securities
    (Net of taxes of $305)                                                            (680)                        (680)       (680)
                                                                                   -------
      TOTAL COMPREHENSIVE INCOME                                                   $ 5,570
                                          -----------    --------    --------      =======        -------       -------     -------
BALANCE, DECEMBER 31, 1999                  5,772,614    $ 36,415    $    963                     $11,898       $  (837)    $48,439
                                          ===========    ========    ========                     =======       =======     =======

The accompanying notes are an integral part of these financial statements.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                     1999         1998        1997
                                                                                 -----------    ---------    --------
                                                                                         (dollars in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES
       Interest and fees received                                                $    35,326    $  35,733    $ 34,886
       Service fees and other income received                                          4,105        4,550       5,478
       Financing revenue received under leases                                           172          239         255
       Interest paid                                                                  (8,463)      (9,929)     (9,927)
       Cash paid to suppliers and employees                                          (19,909)     (22,227)    (19,063)
       Income taxes paid                                                              (3,881)      (3,190)     (2,390)
                                                                                 -----------    ---------    --------
                       Net Cash Provided By Operating Activities                       7,350        5,176       9,239
                                                                                 -----------    ---------    --------

 CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from maturity of held-to-maturity securities                          11,563        7,854      16,272
       Purchase of held-to-maturity securities                                        (6,041)      (5,498)    (26,073)
       Proceeds from maturity of available-for-sale securities                     2,110,841      161,815      78,806
       Purchase of available-for-sale securities                                  (2,074,411)    (224,134)    (69,981)
       Proceeds from maturity of deposits in other financial institutions             40,580       20,482       8,920
       Purchase of deposits in other financial institutions                          (33,456)     (27,216)    (13,272)
       Net (increase)/decrease in credit card and revolving credit receivables           356          241        (655)
       Recoveries and deferred recoveries on loans previously written off                102          865         407
       Net (increase)/decrease in loans                                              (53,181)        (222)     (2,853)
       Net (increase)/decrease in leases                                               1,363        1,045      (1,862)
       Capital expenditures                                                           (1,130)        (681)     (1,719)
       Proceeds from sale of other real estate owned                                   1,139          732       3,250
       Proceeds from sale of property, plant and equipment                                30           73          39
                                                                                 -----------    ---------    --------
                       Net Cash Used In Investing Activities                          (2,245)     (64,644)     (8,721)
                                                                                 -----------    ---------    --------

 CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase/(decrease) in demand deposits, NOW accounts,
        savings accounts and money market deposits                                   (11,548)      39,493      27,717
       Net increase/(decrease) in certificates of deposit
        with maturities of three months or less                                       (7,391)         318       7,861
       Net increase/(decrease) in certificates of deposits
        with maturities of more than three months                                       (482)     (13,295)    (16,490)
       Net increase/(decrease) in short term borrowing                                 8,800
       Proceeds from exercise of stock options                                           124        1,018         575
       Proceeds from stock issuance                                                      234          256         646
       Principal payments on long-term debt                                              (55)         (49)        (45)
       Dividends paid                                                                 (1,947)          (9)         (5)
       Stock repurchased and retired                                                  (3,460)        (132)
                                                                                 -----------    ---------    --------
                       Net Cash Provided (Used) By Financing Activities              (15,725)      27,600      20,259
                                                                                 -----------    ---------    --------

 NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                (10,620)     (31,868)     20,777
 CASH AND CASH EQUIVALENTS, Beginning of Year                                         37,482       69,350      48,573
                                                                                 -----------    ---------    --------
 CASH AND CASH EQUIVALENTS, End of Year                                          $    26,862    $  37,482    $ 69,350
                                                                                 ===========    =========    ========

The accompanying notes are an integral part of these financial statements.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                            1999       1998       1997
                                                                           -------    -------    -------
 RECONCILIATION OF NET INCOME TO NET CASH                                     (dollars in thousands)
  PROVIDED BY OPERATING ACTIVITIES

       Net Income                                                          $ 6,250    $ 5,064    $ 4,518
                                                                           -------    -------    -------
       Adjustments to Reconcile Net Income to Net
        Cash Provided By Operating Activities
           Depreciation and amortization                                     1,288      1,289      1,228
           Provision for possible credit losses                                485        775      1,681
           Provision for possible OREO losses                                  (23)       350        405
           Provision for deferred taxes                                        (26)       (16)        65
           Loss on sale of equipment                                             3         53         52
           Increase/(decrease) in taxes payable                                402        (90)        77
           (Increase)/decrease in other assets                                 (59)        11      1,640
           (Increase)/decrease in interest receivable                          (37)      (237)        27
           Increase/(decrease) in discounts and premiums                       (16)       (28)        86
           Increase/(decrease) in interest payable                            (130)      (102)      (189)
           Increase in prepaid expenses                                       (419)      (656)      (149)
           Increase/(decrease) in accrued expenses and other liabilities        51       (616)       411
           Gain on sale of other real estate owned                            (168)       (52)
           Increase in cash surrender value of life insurance                 (419)      (537)      (445)
           Gain on sale of investments and other assets                                   (32)
                                                                           -------    -------    -------
                       Total Adjustments                                     1,100        112      4,721
                                                                           -------    -------    -------
                       Net Cash Provided By Operating Activities           $ 7,350    $ 5,176    $ 9,239
                                                                           =======    =======    =======

The accompanying notes are an integral part of these financial statements.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


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

B.       Nature of Operations

         The Bank has been organized as a single operating segment and operates eleven branches in various locations in Southern California. The Banks primary source of revenue is from providing loans to customers, who are predominately small and middle market businesses and individuals.

C.       Use of Estimates

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

D.       Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

         Cash and Due From Banks

         Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 1999.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

E.       Investment Securities

         Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity, or to an earlier call, if appropriate, on a straight-line basis. Such securities include those that management intends and has the ability to hold into the foreseeable future.

         Securities are considered available-for-sale if they would be sold under certain conditions, among these being changes in interest rates, fluctuations in deposit levels or loan demand, or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders' equity.

F.       Loans and Interest on Loans

         Loans are stated at unpaid principal balances, net of deferred loan fees and unearned discounts. The Bank recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and credited to income over the term of the loan.

         The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to make all payments due according to the contractual terms of the loan agreement. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

G.       Provision and Allowance for Credit Losses

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

H.       Direct Lease Financing

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

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

I.       Bank Premises, Equipment and Leasehold Improvements

         Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to twenty years for furniture and fixtures and twenty to thirty for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

J.       Other Real Estate Owned

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

K.       Earnings Per Share (EPS)

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

L.       Income Taxes

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

M.       Comprehensive Income

         Beginning in 1998, the Bank adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Bank.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

N.       Loan Sales and Servicing

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

O.       Stock-Based Compensation

         Statement of Financial Accounting Standards (SFAS No. 123), "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Bank has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the banks stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note #10.

P.       Current Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133". This Statement establishes the effective date of SFAS 133 for 2001 and is not expected to have a material impact on the Bank's financial statements.

Q.       Reclassifications

         Certain reclassifications were made to prior years' presentations to conform to the current year.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #2 - INVESTMENT SECURITIES

Based upon the guidelines of Statement of Financial Accounting Standard (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and management's analysis of securities holdings, the Company's securities were classified as held-to-maturity and available-for-sale, respectively, as follows:

         Held-To-Maturity Securities

         The amortized cost and estimated fair value of held-to-maturity securities were as follows for the dates indicated (in thousands):

                                                                 December 31, 1999
                                                   --------------------------------------------
                                                                 Gross        Gross
                                                   Amortized   Unrealized   Unrealized  Fair Value
                                                     Cost        Gains        Losses       (a)
                                                   ---------   ----------   ----------  ----------
U.S. Treasury Securities                            $2,997       $    1       $   11     $2,987
Securities of Other U.S.
   Government Agencies                               1,000                        37        963
Municipal Agencies                                   1,062                        17      1,045
Other Securities                                     2,250                                2,250
                                                    ------       ------       ------     ------
            Total Held-to-Maturity Securities       $7,309       $    1       $   65     $7,245
                                                    ======       ======       ======     ======

                                                                        December 31, 1998
                                                   -----------------------------------------------
                                                                 Gross        Gross
                                                   Amortized   Unrealized   Unrealized  Fair Value
                                                     Cost        Gains        Losses       (a)
                                                   ---------   ----------   ----------  ----------
U.S. Treasury Securities                            $ 6,998       $   44                  $ 7,042
Securities of Other U.S.
   Government Agencies                                1,999           13                    2,012
Municipal Agencies                                    1,580           24                    1,604
Other Securities                                      2,250                                 2,250
                                                    -------       ------       ------     -------
            Total Held-to-Maturity Securities       $12,827       $   81       $    0     $12,908
                                                    =======       ======       ======     =======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #2 - INVESTMENT SECURITIES, Continued

         Available-For-Sale Securities

         The amortized cost and estimated fair value of available-for-sale securities were as follows for the dates indicated (in thousands):

                                                           December 31, 1999
                                          --------------------------------------------------
                                                          Gross        Gross
                                           Amortized    Unrealized   Unrealized   Fair Value
                                             Cost         Gains        Losses         (a)
                                           ---------    ----------   ----------   ----------
Securities of Other U.S.
 Government Agencies                        $44,275                    $   674     $43,601
Certificates of Participation (b)             3,961        $ 83                      4,044
Municipal Agencies                            1,068                         47       1,021
Other Securities                              6,019                        446       5,573
                                            -------        ----        -------     -------
            Total Available-for-Sale
             Carried at Fair Value          $55,323        $ 83        $ 1,167     $54,239
                                            =======        ====        =======     =======

                                                          December 31, 1998
                                          --------------------------------------------------
                                                          Gross        Gross
                                           Amortized    Unrealized   Unrealized   Fair Value
                                             Cost         Gains        Losses        (a)
                                           ---------    ----------   ----------   ----------
U.S. Treasury Securities                    $ 4,999        $ 36                      $ 5,035
Securities of Other U.S.
 Government Agencies                         60,445         150        $   10         60,585
Certificates of Participation (b)             3,980           8                        3,988
Municipal Agencies                            1,077          14                        1,091
Other Securities                             21,415                       287         21,128
                                            -------        ----        ------        -------
            Total Available-for-Sale
             Carried at Fair Value          $91,916        $208        $   297       $91,827
                                            =======        ====        =======       =======

         (a) The Bank's portfolio of securities primarily consists of investment-grade securities. The fair value of actively traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.

         (b) Non-rated certificates of participation evidencing ownership interest in the California Statewide Communities Development Authority - San Joaquin County Limited Obligation Bond Trust with book values of $3,961,000 and $3,980,000 and market values of $4,044,000 and $3,988,000 at December 31, 1999 and
                  1998, respectively.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #2 - INVESTMENT SECURITIES, Continued

Proceeds from maturities of investment securities held-to-maturity during 1999, were $11,563,000. Proceeds from maturities of investment securities available-for-sale during 1999, were $2,110,841,000. There were no gains or losses recognized.

Proceeds from maturities of investment securities held-to-maturity during 1998, were $7,854,000. Proceeds from maturities of investment securities available-for-sale during 1998, were $161,815,000. There were no gains or losses recognized.

Securities with a book value of $11,898,000 and $14,402,000 and market value of $11,893,000 and $14,471,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost, estimated fair value and average yield of securities at December 31, 1999, by contractual maturity were as follows (in thousands):

                                                Held-to-Maturity Securities
                                            ----------------------------------
Maturities Schedule of Securities           Amortized                 Average
        December 31, 1999                     Cost      Fair Value   Yield (a)
---------------------------------------     ---------   ----------   ---------
Due in one year or less                      $4,390       $4,391       5.54%
Due after one year through five years         2,919        2,854       6.01%
                                             ------       ------       ----
             Carried at Amortized Cost       $7,309       $7,245       5.78%
                                             ======       ======       ====

                                               Available-for-Sale Securities
                                            ----------------------------------
                                            Amortized                 Average
                                              Cost      Fair Value   Yield (a)
                                            ---------   ----------   ---------
Due in one year or less                      $14,169      $13,675       5.30%
Due after one year through five years         37,753       37,225       6.31%
Due after five through ten years               3,401        3,339       7.98%
                                             -------      -------       ----
             Carried at Fair Value           $55,323      $54,239       6.53%
                                             =======      =======       ====

(a) The average yield is based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #3 - LOANS

The composition of the loan portfolio at December 31, 1999 and 1998, was as follows (in thousands):

                                                                 1999           1998
                                                               ---------      ---------
Commercial, financial and agricultural                         $  43,676      $  44,525
Real Estate - construction                                        11,144         15,602
Real Estate - mortgage
      Commercial                                                 249,604        194,381
      Residential                                                 31,546         28,382
Loans to individuals for household, family
 and other personal expenditures                                   5,916          7,010
All other loans (including overdrafts)                             1,707          1,518
                                                               ---------      ---------
                                                                 343,593        291,418
Deferred income on loans                                            (299)          (539)
                                                               ---------      ---------
                             Loans, Net of Deferred Income     $ 343,294      $ 290,879
                                                               =========      =========

Nonaccruing loans totaled approximately $6,068,000 and $6,347,000 at December 31, 1999 and 1998, respectively. Interest income that would have been recognized on nonaccrual loans if they had performed in accordance with the terms of the loans was approximately $819,000, $967,000 and $981,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

At December 31, 1999 and 1998, the Bank had approximately $405,000 and $36,000 in loans past due 90 days or more in interest or principal and still accruing interest. These loans are collateralized and in the process of collection.


NOTE #4 - DIRECT LEASE FINANCING

The Bank leases equipment to parties under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investment in direct lease financing at December 31, 1999 and 1998, consists of the following (in thousands):

                               1999         1998
                              -------      -------
Lease payments receivable     $ 2,589      $ 3,953
Unearned income                  (248)        (249)
                              -------      -------
                              $ 2,341      $ 3,704
                              =======      =======

At December 31, 1999, the Bank had no outstanding lease commitments.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #4 - DIRECT LEASE FINANCING, Continued

At December 31, 1999, future minimum lease payments receivable under direct financing leases are as follows (in thousands):

        Year
---------------------
        2000                                              $1,024
        2001                                                 767
        2002                                                 322
        2003                                                 270
        2004                                                 140
      Thereafter                                              66
                                                          ------
                                                           2,589
Less unearned income                                        (248)
                                                          ------
                                                          $2,341
                                                          ======

NOTE #5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Transactions in the reserve for loan and lease losses are summarized as follows (in thousands):

                                                1999         1998         1997
                                               -------      -------      -------
Balance, Beginning of Year                     $ 5,576      $ 5,165      $ 4,744
Recoveries on loans previously charged off         237          505          407
Provision charged to operating expense             485          775        1,681
Loans charged off                                 (196)        (869)      (1,667)
                                               -------      -------      -------
Balance, End of Year                           $ 6,102      $ 5,576      $ 5,165
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

The Bank has identified all nonaccruing loans and troubled debt restructurings as being impaired loans. The allowance for loan losses related to impaired loans amounted to approximately $1,638,000 and $1,363,000 for the years ended December 31, 1999 and 1998, respectively, and is included in the above balances. The average balance of these loans amounted to approximately $8,111,000 and $8,444,000 for the years ended December 31, 1999 and 1998, respectively. Cash receipts during 1999 applied to reduce principal balance and recognized as interest income was approximately $452,000 and $528,000, respectively. Cash receipts during 1998 applied to reduce principal balance and recognized as interest income was approximately $5,780,000 and $547,000, respectively.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #6 - BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment are summarized as follows (in thousands):

                                                       1999          1998
                                                     --------      --------
Buildings                                            $  2,424      $  2,424
Furniture and equipment                                 8,677         8,042
Leasehold improvements                                  2,944         2,490
                                                     --------      --------
                                                       14,045        12,956
Less:  Accumulated depreciation and amortization       (8,478)       (7,208)
                                                     --------      --------
                                                        5,567         5,748
Land                                                    1,212         1,222
                                                     --------      --------
                             Total                   $  6,779      $  6,970
                                                     ========      ========

The Bank leases land and buildings under noncancelable operating leases expiring at various dates through 2014. The following is a schedule of future minimum lease payments based upon obligations at year-end (in thousands):

        Year
---------------------
        2000                                                          $  1,388
        2001                                                             1,295
        2002                                                             1,171
        2003                                                             1,165
        2004                                                             1,148
Succeeding years                                                         4,520
                                                                      --------
                                                                      $ 10,687
                                                                      ========

Total rental expense for the three years ended December 31, 1999, 1998, and 1997, was $1,246,000 $1,231,000, $1,203,000, respectively.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #7 - OTHER REAL ESTATE OWNED

As discussed in Note #1I, Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, 1999 and 1998, were as follows (in thousands):

                                                 1999         1998
                                               -------      -------
Balance, Beginning of Year                     $ 2,876      $ 2,906
Additions                                                     3,094
Valuation adjustments and other reductions      (1,162)      (3,124)
                                               -------      -------
Balance, End of Year                           $ 1,714      $ 2,876
                                               =======      =======

The balances at December 31, 1999 and 1998 are shown net of reserves of $387,000 and $503,000, respectively.

Transactions in the reserve for other real estate owned are summarized for December 31, 1999 and 1998 as follows (in thousands):

                                            1999       1998
                                           -----      -----
Balance, Beginning of Year                 $ 503      $ 389
Provision charged to operating expense        23        350
Charge-offs and other reductions            (139)      (236)
                                           -----      -----
Balance, End of Year                       $ 387      $ 503
                                           =====      =====

NOTE #8 - DEPOSITS

At December 31, 1999, the scheduled maturities of time deposits are as follows (in thousands):

     2000                                            $ 82,127
     2001                                               7,576
     2002                                                 157
     2003                                                  11
     2004                                                  39
                                                     --------
                      Total                          $ 89,910
                                                     ========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #9 - OTHER DEBT

Other debt includes a short term borrowing of $8,800,000 as a fixed rate and advance from the Federal Home Loan Bank of San Francisco with a due date of January 31, 2000 interest payable at 6.12%. The other debt also consists of one obligation in the amount of $19,000. This note is a secured obligation and bears interest at 10%. Principal and interest are payable monthly in installments of $4,956, beginning October 1, 1990, until maturity at September 1, 2000.


NOTE #10 - STOCK OPTION PLAN

The Bank has a fixed option plan, which is described below. The Bank applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997, respectively: risk-free rates of 4.67%, 5.70% and 6.17%; dividend yields of 2%, 0% and 0%; expected life of five years; and volatility of 34%, 34% and 35%.

A summary of the status of the Bank's fixed stock option plan as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                            1999                   1998                     1997
                                     -------------------  -----------------------   -----------------------
                                                Weighted                Weighted                  Weighted
                                                Average                 Average                   Average
                                                Exercise                Exercise                  Exercise
                                     Shares      Price      Shares       Price        Shares        Price
                                    --------   ---------  ---------     ---------   ---------     ---------
Outstanding, Beginning of Year       758,861   $   8.49     780,410     $   7.92     582,091      $   6.13
Granted                               64,700      13.12      92,800        15.42     314,469         11.48
Exercised                            (17,579)     (7.05)    (86,687)       (8.14)   (102,671)         6.22
Forfeited                            (16,887)    (13.95)    (27,662)      (11.17)    (13,479)         7.06
                                    ---------             ---------                 --------
Outstanding, End of Year             789,095       8.84     758,861         8.49     780,410          9.11
                                    =========             =========                 ========
Options exercisable at year end      717,887       8.27     652,793         7.61     508,607          5.26

Weighted average fair value
of options granted during
the year                            $   4.36               $   5.86                 $   3.51

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #10 - STOCK OPTION PLAN - Continued

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                      Options Outstanding                        Options Exercisable
                           ------------------------------------------         -------------------------
                                            Weighted
                                             Average         Weighted                          Weighted
                                            Remaining        Average                           Average
                           Number          Contractual       Exercise           Number         Exercise
                         Outstanding          Life            Price           Exercisable       Price
                         -----------       -----------       --------         -----------     ---------
$5.21 to $5.93             242,544            4.59           $  5.58             242,544      $    5.58
$6.72 to $6.82             135,194            6.54              6.73             134,868           6.73
$8.96 to $9.10             203,157            7.08              9.09             203,157           9.09
$10.57 to $11.88            29,875            8.33             10.94              23,625          10.93
$12.00 to $13.88            88,400            8.46             12.49              72,010          12.50
$14.00 to $15.88            74,425            8.80             15.60              30,183          15.70
$17.50                      15,500            8.60             17.50              11,500          18.00
                           -------                                               -------
$5.21 to $17.50            789,095            6.62              8.84             717,887           8.27
                           =======                                               =======

Had the bank determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Bank's net income would have been reduced to the following pro forma amounts (in thousands, except per share data):

                           1999          1998          1997
                         ---------     ---------     ---------
Net income:
As reported              $   6,250     $   5,064     $   4,518
Pro forma                    6,005         4,710         4,324

Per share data:
Net income - Basic
As reported              $    1.06     $    0.85     $    0.78
Pro forma                $    1.02     $    0.79     $    0.75
Net income - diluted
As reported              $    1.00     $    0.80     $    0.74
Pro forma                $    0.96     $    0.74     $    0.71

NOTE #11 - DEFINED CONTRIBUTION PLAN (401K)

The Company sponsors a defined contribution pension plan that covers all employees with 1,000 or more hours worked in a year. Contributions to the plan are based on the employee's gross salary less the IRS Section 125 flex plan. For the years ending December 31, 1999, 1998, and 1997, the amount of pension expense was $259,000, $270,000, and $273,000, respectively.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #12 - DEFERRED COMPENSATION

The Bank maintained a nonqualified, unfunded deferred compensation plan for certain key management personnel whereby they may defer compensation which will then provide for certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement. The plan provides for reduced benefits upon early retirement, disability, or termination of employment. The deferred compensation expense for 1999 was $324,000 ($190,836 net of income taxes), 1998 was $328,970 ($194,085 net of income taxes), and 1997 was $306,504 ($180,831 net of income taxes).


NOTE #13 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the Department of Financial Institutions, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates amounting to more than 20% of its contributed capital and retained earnings. At December 31, 1999, the combined amount of funds available from these two sources amounted to approximately $32,822,000 or 68% consolidated stockholders' equity.


NOTE #14 - STOCK DIVIDENDS

On March 25, 1997, the Board of Directors declared a 10% stock dividend payable on June 20, 1997, to stockholders of record on June 6, 1997. As a result, the Bank distributed 457,167 shares of common stock and the common stock was increased and retained earnings was decreased by $6,058,000. On April 16, 1998, the Board of Directors declared a 15% stock dividend payable on July 7, 1998, to stockholders of record on June 15, 1998. As a result, the Bank distributed 779,314 shares of common stock and the common stock was increased and retained earnings was decreased by $12,469,000. All references in the accompanying financial statements to the number of common shares and per share amounts for 1998 and 1997 have been restated to reflect the stock dividends.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #15 - OTHER EXPENSES

The following is a breakdown of other expenses for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                            1999       1998       1997
                                           ------     ------     ------
Data processing                            $  970     $  934     $1,051
Marketing expenses                          1,109        707        661
Office supplies, postage and telephone      1,136      1,162      1,316
Bank insurance                                562        582        453
Supervisory assessments                        94        108        139
Legal fees                                    950        683        802
Operating losses                               71        142         86
OREO expenses                                 140        586        561
Other                                       2,548      3,217      3,310
                                           ------     ------     ------
    Total                                  $7,580     $8,121     $8,379
                                           ======     ======     ======

NOTE #16 - INCOME TAXES

The provisions for income taxes consist of the following (amounts in thousands):

                                        1999         1998         1997
                                       -------      -------      -------
Tax provision applicable to income
  before income taxes                  $ 3,662      $ 3,084      $ 2,532
                                       =======      =======      =======
Federal Income Tax
  Current                                2,621        2,520        1,766
  Deferred                                 (49)        (366)          (9)
State Franchise Tax
  Current                                1,067        1,061          831
  Deferred                                  23         (131)         (56)
                                       -------      -------      -------
Total                                  $ 3,662      $ 3,084      $ 2,532
                                       =======      =======      =======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #16 - INCOME TAXES, Continued

The following is a summary of the components of the deferred tax assets accounts recognized in the accompanying statements of financial condition as of December 31 (amounts in thousands):

                                                                  1999         1998
                                                                 -------      -------
Deferred Tax Assets
Allowance for loan losses due to tax limitations                 $ 1,709      $ 1,764
Deferred compensation plan                                           863          867
Allowance for other real estate owned                                 38          217
Other assets and liabilities                                         184          356
Net unrealized loss on available-for-sale securities                 246
                                                                 -------      -------
    Total Deferred Tax Assets                                      3,040        3,204

Deferred Tax Liabilities
Premises and equipment due to depreciation difference               (628)        (732)
Net unrealized appreciation on available-for-sale securities                      (86)
                                                                 -------      -------
    Net Deferred Tax Assets                                      $ 2,412      $ 2,386
                                                                 =======      =======

Deferred tax expense results from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows (in thousands):

                                                        1999                1998                  1997
                                                -----------------    -----------------     -----------------
                                                Federal     State    Federal     State     Federal     State
                                                -------     -----    -------     -----     -------     -----
Tax effect of
Nonaccrual loan interest computed
differently on tax returns than
for financial statements                         $ (30)     $ (6)     $  74      $  26      $  65      $ 25
Direct lease financing                            (254)      (78)
Depreciation computed differently
on tax returns than for financial statements       (78)      (23)       (34)       (12)        (6)       (3)
OREO transactions computed differently
on tax return than for financial statements        134        45        (48)       (17)       210        83
Deferred compensation plan                           3         1        (43)       (15)       (85)      (19)
Provision for loan loss deduction on tax
return under amount charged for
financial statements purposes                       38        20       (223)       (80)       (70)      (80)
Other assets and liabilities                       138        64        (92)       (33)      (123)      (62)
                                                 -----      ----      -----      -----       ----      ----
Total                                            $ (49)     $ 23      $(366)     $(131)      $ (9)     $(56)
                                                 =====      ====      =====      =====       ====      ====

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #16 - INCOME TAXES, Continued

As a result of the following items, the total tax expenses for 1999, 1998 and 1997, were less than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes (dollars in thousands):

                                             1999                    1998                     1997
                                     ---------------------    ---------------------   ----------------------
                                                Percent of               Percent of               Percent of
                                                  Pretax                   Pretax                   Pretax
                                      Amount      Income       Amount      Income       Amount      Income
                                     -------    ----------    -------    ----------    -------    ----------

Federal rate                         $ 3,370        34.0      $ 2,770        34.0      $ 2,397        34.0
Changes due to State income tax,
  net of Federal tax benefit             704         7.1          579         7.1          501         7.1
Exempt interest                         (438)       (4.5)        (296)       (3.6)        (319)       (4.5)
Other                                     26         0.3           31         0.3          (47)       (0.7)
                                     -------      ------      -------      ------      -------      ------
Total                                $ 3,662        36.9      $ 3,084        37.8      $ 2,532        35.9
                                     =======      ======      =======      ======      =======      ======

NOTE #17 - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

                                          1999                   1998                1997
                                   ------------------     -----------------    -----------------
                                    Income     Shares      Income    Shares    Income     Shares
                                   -------     ------     -------    ------    ------     ------
Net income as reported             $ 6,250                $ 5,064              $4,518
Shares outstanding at year end                  5,773                 5,985                5,878
Impact of weighting shares
  purchased during the year                       113                   (38)                 (83)
                                   -------     ------     -------    ------    ------     ------
Used in Basic EPS                    6,250      5,886       5,064     5,947     4,518      5,795
Dilutive effect of outstanding
  stock options                                   367                   423                  265
                                   -------     ------     -------    ------    ------     ------
Used in Dilutive EPS               $ 6,250      6,253     $ 5,064     6,370    $4,518      6,060
                                   =======     ======     =======    ======    ======     ======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #18 - COMMITMENTS AND CONTINGENCIES

The Bank is involved in various litigation. In the opinion of management and the Company's legal counsel, the disposition of all litigation pending will not have a material effect on the Company's financial statements.

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby commercial letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1999 and 1998 , the Bank had commitments to extend credit of $48,503,000 and $48,807,000, respectively, and obligations under standby letters of credit of $644,000 and $2,142,000, respectively.

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


NOTE #19 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The most recent notification from the federal regulators categorized the bank as well capitalized under the regulatory framework for prompt corrective action.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #19 - REGULATORY MATTERS - Continued

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts and ratios are presented in the following table (amounts in thousands):


                                                                       Capital Needed
                                             ---------------------------------------------------------------
                                                                                               To Be Well
                                                                         For Capital       Capitalized Under
                                                                          Adequacy         Prompt Corrective
                                                    Actual                Purposes             Provisions
                                             ------------------    -------------------    -------------------
                                              Amount      Ratio     Amount      Ratio      Amount      Ratio
                                             --------    -------   --------    -------    --------    -------
As of December 31, 1999:
Total capital to risk-weighted assets         $53,163     14.2%    $30,033      8.0%       $37,542     10.0%
Tier 1 capital to risk-weighted assets         48,453     12.9%     15,017      4.0%        22,525      6.0%
Tier 1 capital to average assets               48,453     10.4%     18,689      4.0%        23,361      5.0%

As of December 31, 1998:
Total capital to risk-weighted assets         $51,576     15.1%    $27,277      8.0%       $34,096     10.0%
Tier 1 capital to risk-weighted assets         47,298     13.9%     13,639      4.0%        20,458      6.0%
Tier 1 capital to average assets               47,298     10.0%     18,962      4.0%        23,702      5.0%

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments at December 31, 1999, (dollars in thousands). FASB Statement 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point and time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holding of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgement, and therefore can not be determined with precision. Changes and assumptions could significantly affect the estimates.


                                                  December 31, 1999
                                             ------------------------
                                              Carrying         Fair
                                               Amount         Value
                                             ----------    ----------
Financial Assets
   Cash and cash equivalents                 $ 26,862        $ 26,862
   Investment securities and deposits          71,243          71,244
   Loans                                      343,593         346,649
   Direct lease financing                       2,341           2,346
   Cash surrender value                         4,997           4,997
Financial Liabilities
   Deposits                                   397,264         397,676
   Other debt                                   8,819           8,822
Unrecognized Financial Instruments
   Commitments to extend credit                48,503          48,503
   Standby letters of credit                      644             644


The following methods and assumptions were used to estimate the fair value of financial instruments:

-   Investment Securities

    For U.S. Treasury and U.S. Government Agency securities, fair values are based on market prices. For other investment securities, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities as the basis for a pricing matrix.

-   Loans

    The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #20 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

-   Deposits

    The fair value of demand deposits, money market deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at December 31, 1998. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

-   Long-term Debt - Notes Payable

    Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #21 - CONDENSED FINANCIAL INFORMATION OF FOOTHILL INDEPENDENT BANCORP (PARENT COMPANY)


                     BALANCE SHEETS

                                                                    1999           1998           1997
                                                                   -------        -------        -------
                                                                            (dollars in thousands)
ASSETS
   Cash                                                            $   704        $   261        $   143
   Investment in subsidiaries                                       47,785         47,475         41,173
   Time certificates of deposit                                          0             97            394
   Accounts receivable                                                 317            413            143
   Loans                                                                 0              0             13
   Excess of cost over net assets of company acquired (net)             85            128            170
   Prepaid and other                                                    11              5              5
                                                                   -------        -------        -------
              Total Assets                                         $48,902        $48,379        $42,041
                                                                   =======        =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Dividends payable                                               $   463
                                                                   -------


STOCKHOLDERS' EQUITY
   Common stock                                                    $36,415         36,057         22,618
   Additional paid-in capital                                          963            963            659
   Retained earnings                                                11,061         11,359         18,764
                                                                   -------        -------        -------
              Total Stockholders' Equity                            48,439         48,379         42,041
                                                                   -------        -------        -------
              Total Liabilities and Stockholders Equity             48,902         48,379         42,041
                                                                   =======        =======        =======


                     STATEMENTS OF INCOME
Income
   Equity in undistributed income of subsidiaries                  $   989        $ 5,261        $ 4,705
   Dividends received from Foothill Independent Bank                 5,750
   Interest and other income                                                           18             73
                                                                   -------        -------        -------
                                                                     6,739          5,279          4,778
                                                                   -------        -------        -------
EXPENSE
   Amortization and other expenses                                     806            323            334
                                                                   -------        -------        -------

              Total Operating Income                                 5,933          4,956          4,444
Tax benefit of parent's operating expenses                             317            108             74
                                                                   -------        -------        -------
              Net Income                                           $ 6,250        $ 5,064        $ 4,518
                                                                   =======        =======        =======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #21 - CONDENSED FINANCIAL INFORMATION OF FOOTHILL INDEPENDENT BANCORP (PARENT COMPANY)


                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                              1999            1998            1997
                                                                            -------         -------         -------
                                                                                     (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received for tax benefit from Foothill Independent Bank             $   317         $   108         $    74
   Dividends received from Foothill Independent Bank                          5,750
   Interest and other income received                                            96              18              73
   Cash paid for operating expenses                                            (770)           (551)             (9)
                                                                            -------         -------         -------
              Net Cash Provided/(Used) By Operating Activities                5,393            (425)            138
                                                                            -------         -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in loans                                                                         13               2
   (Purchase)/redemption of deposits in other financial institutions             97             297            (394)
   Capital contributed to subsidiary                                                           (900)         (1,100)
                                                                            -------         -------         -------
              Net Cash Provided/(Used) By Investing Activities                   97            (590)         (1,492)
                                                                            -------         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                                            (1,945)             (9)             (5)
   Capital stock purchased                                                      234             256             646
   Proceeds from exercise of stock options                                      124           1,018             575
   Capital stock repurchased                                                 (3,460)           (132)
                                                                            -------         -------         -------
              Net Cash Provided (Used) By Financing Activities               (5,047)          1,133           1,216
                                                                            -------         -------         -------
NET INCREASE/(DECREASE) IN CASH                                                 443             118            (138)
CASH, Beginning of Year                                                         261             143             281
                                                                            -------         -------         -------
CASH, End of Year                                                           $   704         $   261         $   143
                                                                            =======         =======         =======

RECONCILIATION OF NET INCREASE TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
NET INCOME                                                                  $ 6,250         $ 5,064         $ 4,518
                                                                            -------         -------         -------
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
       Amortization                                                              42              42              42
       Undistributed earnings of subsidiaries                                  (989)         (5,261)         (4,705)
       (Increase)/decrease in accounts receivable                                96            (270)             66
       (Increase) Decrease in prepaids expenses                                  (6)                            217
                                                                            -------         -------         -------
              Total Adjustments                                                (857)         (5,489)         (4,380)
                                                                            -------         -------         -------
              Net Cash Provided/(Used) by Operating Activities              $ 5,393         $  (425)        $   138
                                                                            =======         =======         =======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE #22 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following quarterly financial information for the Company and its subsidiaries for the two years ended December 31, 1999 and 1998, is summarized below:


                                                                        1999
                                                 ------------------------------------------------
                                                  First        Second        Third         Fourth
                                                 ------        ------        ------        ------
                                                 (dollars in thousands, except per share amounts)
Summary of Operations
   Interest income                               $8,677        $8,993        $8,837        $9,044
   Interest expense                               2,126         2,060         2,098         2,049
   Net interest income                            6,551         6,933         6,739         6,995
   Provision for loan losses                        156           124           205
   Net interest income after provision
    for loan losses                               6,395         6,809         6,534         6,995
   Other income                                   1,189         1,249         1,125           958
   Other expense                                  5,209         5,606         5,092         5,435
   Income before taxes                            2,375         2,452         2,567         2,518
   Applicable income taxes                          867           895           937           963
                                                 ------        ------        ------        ------
              Net Income                         $1,508        $1,557        $1,630        $1,555
                                                 ======        ======        ======        ======
Earnings Per Share - Basic                       $ 0.25        $ 0.26        $ 0.28        $ 0.27
                                                 ======        ======        ======        ======
Earnings Per Share - Diluted                     $ 0.24        $ 0.25        $ 0.26        $ 0.25
                                                 ======        ======        ======        ======


                                                                       1998
                                                 ------------------------------------------------
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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for information regarding the Registrant's executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement, for the Company's 2000 annual meeting of shareholders, to be filed with the Commission on or before May 1, 2000.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before May 1, 2000 for the Company's 2000 annual shareholders' meeting.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before May 1, 2000 for the Company's 2000 annual shareholders' meeting.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before May 1, 2000 for the Company's 2000 annual shareholders' meeting.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Form 10-K:

                  (1)      Financial Statements:

                           See Index to Financial Statements in Item 8 on Page 35 of this Report.

                  (2)      Financial Statement Schedules:

                           All schedules are omitted as the information is not required, is not material or is otherwise furnished.

                  (3)      Exhibits:

                           See Index to Exhibits on Page 69 of this Form 10-K.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2000.

                           FOOTHILL INDEPENDENT BANCORP (Registrant)

                           By:           /s/ GEORGE E. LANGLEY
                           -----------------------------------------------------
                                         George E. Langley, President
                                         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the registrant in the capacities indicated on March 28, 2000.


/s/ GEORGE E. LANGLEY          President, Chief Executive Officer (Principal
--------------------------     Executive Officer) and Director
 George E. Langley


/s/ CAROL ANN GRAF             Chief Financial Officer (Principal Financial and
-------------------------      Accounting Officer)
 Carol Ann Graf

/s/ DONNA L. MILTENBERGER      Executive Vice President and Director
-------------------------
 Donna L. Miltenberger


/s/ WILLIAM V. LANDECENA       Chairman of the Board of Directors
-------------------------
 William V. Landecena


/s/ RICHARD GALICH             Director
-------------------------
Richard Galich


/s/ O. L. MESTAD               Director
-------------------------
 O. L. Mestad


/s/GEORGE SELLERS              Director
-------------------------
 George Sellers


/s/ MAX E. WILLIAMS            Director
-------------------------
 Max E. Williams

                                  EXHIBIT INDEX

Exhibit
  No.                        Description
-------                      -----------

   3.4 Amendment of Bylaws adopted February 15, 2000 relating to nominating and shareholder proposal procedures

  21                         Subsidiaries

  23.1                       Consent of Independent Certified Public Accountants

  27.1                       Financial Data Schedule