Form 10-K405/A
period 1999-12-31
FOOTHILL INDEPENDENT BANCORP
filed 2000-04-28
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                    ----------------------------------------

                                   FORM 10-K/A

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

        (MARK ONE)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

        OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____



                          FOOTHILL INDEPENDENT BANCORP
             (Exact name of Registrant as specified in its charter)

        California                                     95-3815805
 ------------------------                 ------------------------------------
 (State of Incorporation)                 (I.R.S. Employer Identification No.)

               510 South Grand Avenue, Glendora, California 91741
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (909) 599-9351

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:      Common Stock

                                                              Rights to Purchase
                                                                 Common Stock
                                                              ------------------
                                                               (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of April 14, 2000 the aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $ $42,236,200 (based upon the closing price for shares of the Registrant's Common Stock as reported on the NASDAQ National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of April 14, 2000, a total of 5,324,948 shares of Common Stock, without par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


       NAME & POSITIONS         AGE          PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
       ----------------         ---          --------------------------------------------
George Langley                  59    Mr. Langley has served as President and Chief Executive
   President, Chief Executive         Officer of the Company and the Bank since 1992.  From
   Officer and Director               1976 when he joined the Bank until 1992, Mr. Langley
                                      served as an Executive Vice President, Chief Financial
                                      Officer and Secretary of the Company and the Bank. Mr.
                                      Langley has served on numerous community and professional
                                      boards throughout his career and currently serves as
                                      Treasurer on the Board of the Glendora Public Library
                                      Friends Foundation, and is a board member of Casa Colina,
                                      Inc.

Donna Miltenberger              44    Ms. Miltenberger has served as Executive Vice President
   Executive Vice President,          and Chief Operating Officer of the Company and the Bank
   Chief Operating Officer            since 1997.  From 1992 to 1997, Ms. Miltenberger served
   and Director                       in various executive capacities, including Executive Vice
                                      President and Chief Administrative Officer, with the
                                      Company and the Bank. Prior to joining Foothill in 1992,
                                      Ms. Miltenberger served as Executive Vice President for
                                      CVB Bancorp and Chino Valley Bank, and President of a
                                      subsidiary of CVB Bancorp which provided data processing
                                      services to other financial institutions. During Ms.
                                      Miltenberger's 26-year career, she has served on boards of various community and professional organizations, and is
                                      currently President of Chino Commerce Center.

Tom Kramer                      57    Mr. Kramer was appointed Executive Vice President - Chief
   Executive Vice President           Credit Officer of the Bank in April 1994, as well as,
   and Secretary                      Secretary of the Company and Bank in April 1992 and has
                                      been an Executive Vice President of the Company since its
                                      organization in December 1982. From 1979 to 1982, Mr.
                                      Kramer held various executive positions with the Bank,
                                      including Senior Vice President - Loan Administrator and
                                      Assistant Secretary.

Carol Ann Graf                  54    Ms. Graf was appointed Chief Financial Officer and
   Chief Financial Officer            Assistant Secretary of the Company and First Vice
   and Assistant Secretary            President, Chief Financial Officer and Assistant
                                      Secretary of the Bank in August 1992 and Senior Vice
                                      President, Chief Financial Officer and Assistant Secretary
                                      in January 1997. From April 1988 to August 1992, Ms. Graf
                                      served as Vice President and Controller, and from June
                                      1984 to April 1988 as Assistant Vice President and
                                      Controller, of the Bank. From 1977 when she joined the
                                      Bank until June 1984, Ms. Graf held other positions with
                                      the Bank, including Loan Officer. Ms. Graf has served on
                                      the boards of several community organizations during the
                                      past 35 years, and currently is a member of Soroptimist
                                      International of Azusa - Glendora.

Richard Galich                   60   Dr. Galich is a doctor of Otolaryngology - Head and Neck
   Director                           Surgery with a Bachelor of Arts degree from Indiana
                                      University and Doctor of Medicine from Loyola
                                      University/Chicago, Illinois. Since 1972, Dr. Galich has
                                      been in private practice in Glendora and West Covina,
                                      California. Dr. Galich served as Chairman of the Board at
                                      San Dimas Community Hospital and Chief of Medical Staff
                                      for Foothill Presbyterian Hospital. He is a Fellow,
                                      American College of Surgeons and American Academy of
                                      Otolaryngology - Head and Neck Surgery.

      NAME AND POSITIONS        AGE          PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
      ------------------        ---          --------------------------------------------
William Landecena                75   Mr. Landecena has been a director of Foothill Independent
   Chairman of the Board              Bank since the Bank's inception.  Prior to 1981, Mr.
   and Director                       Landecena owned and operated Arrow Meat Company located
                                      in Upland, California.  Since 1981, Mr. Landecena has
                                      worked as a private investor and manager, primarily in
                                      the Inland Empire area.  Mr. Landecena is active in the
                                      Upland YMCA where he serves on the Board and is Chairman
                                      of the building committee.  He is a charter member (1965)
                                      of the Upland Foothill Kiwanis and has been a volunteer
                                      SCORE (Service Corp of Retired Executives) Counselor for
                                      the U. S. Small Business Administration for seven years.

O. L. Mestad                     77   Dr. Mestad has been a director since the Bank's inception
   Director                           and served  as Chairman of the Board for eight of those
                                      years.  Dr. Mestad was engaged in the private practice of
                                      dentistry for 30 years, retiring in 1983.  During that
                                      time, Dr. Mestad served on numerous community and
                                      professional boards.  Currently, Dr. Mestad is Chairman
                                      of the Board at Foothill Presbyterian Hospital, a member
                                      of the board of directors of Citrus Valley Health
                                      Partners, and a trustee of the Governance Forum of the
                                      California Hospital Association.

George Sellers                   59   Mr. Sellers is an Accountant and Enrolled Agent licensed
   Director                           by the Internal Revenue Service to represent tax payers.
                                      Mr. Sellers has owned Merchants Bookkeeping since 1974
                                      which provides various accounting and tax services to
                                      local businesses, non-profit organizations, and
                                      individuals located primarily in the greater San Gabriel
                                      Valley and the Inland Empire. Mr. Sellers has served on
                                      several community boards during the past 30 years,
                                      including the American Youth Soccer Organization, and
                                      currently is a member in the West End Service Club and
                                      Upland Foothill Kiwanis.

Max Williams                     55   Mr. Williams is a licensed architect with a Bachelor's
   Director                           degree in Architecture and a Master's degree in Urban and
                                      Regional Planning.  He is, and since 1979 has been, the
                                      owner and president of his own architectural firm.  Prior
                                      to 1979, Mr. Williams was employed as an architect by
                                      independent real estate development and architectural
                                      firms, including Lewis Development Company and William L.
                                      Pereira Associates.  Mr. Williams also is a member, and a
                                      past president of the Inland California Chapter, of the
                                      American Institute of Architects.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth compensation received for the three fiscal years ended December 31, 1999, by the Company's Chief Executive Officer, and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 1999 exceeded $100,000 (collectively, the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                      Long-Term
                                                                    Compensation
                                                                        Awards
                                        Annual Compensation         -------------
     Name and Principal         ----------------------------------  Stock Options     All Other
          Position              Year      Salary($)    Bonus($)(1)     (Shares)      Compensation
     ------------------         ----    -----------    -----------  -------------    ------------
George E. Langley               1999    $269,939(2)     $135,785             25       $29,017(3)
  President and Chief           1998     269,695(2)      124,242             -0-       26,688(3)
  Executive Officer of the      1997     235,048(2)      120,975         20,000        17,714(3)
  Company and the Bank

Tom Kramer                      1999     167,101          28,771             25        20,301(4)
  Executive Vice President,     1998     158,303          76,404             -0-       17,061(4)
  Chief Credit Officer and      1997     154,103          76,404          5,000        13,259(4)
  Secretary of the Company
  and Bank

Donna Miltenberger              1999     191,114(5)       86,160         10,025         5,966(6)
  Executive Vice President      1998     166,012(5)       79,328         10,000         4,300(6)
  and Chief Operating           1997     146,969          79,328         15,000         3,268(6)
  Officer of the Company
  & Bank

Carol Ann Graf                  1999      78,444          13,420            150         8,293(8)
  Senior Vice President,        1998      69,955(7)       12,613          5,000         9,148(8)
  Chief Financial Officer,      1997      66,326(7)       10,542          5,000         7,775(8)
  Assistant Secretary of
  the Company and Bank

--------------------------

(1) Bonuses paid to the Named Officers are pursuant to annual incentive compensation programs established each year for all employees of the Bank, including the Bank's executive officers. Under this program, performance goals, relating to such matters as deposit and loan growth, improvements in loan quality and profitability were established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the Bank achieved or exceeded the performance goals.

(2) Salary figures for Mr. Langley include directors' fees paid to him by the Company and the Bank in each year presented.

(3) Includes above-market earnings of $20,749, $18,508 and $14,381 accrued in 1999, 1998 and 1997, respectively, on compensation deferred in the years 1985 through 1988 under a deferred compensation plan in effect during that period designed to provide retirement benefits for officers and other key management employees (the "1985 Deferred Compensation Plan") and employer contributions to the Company's 401(k) Plan (the "401k Plan") of $8,268 in 1999, $8,180 in 1998 and $3,333 in 1997.

(4) Includes above-market earnings of $14,555, $12,920 and $10,048 accrued in 1999, 1998 and 1997,respectively, on compensation deferred in 1985 through 1989 by Mr. Kramer under the 1985 Deferred Compensation Plan and employer contributions to the 401k Plan of $5,746 in 1999, $4,141 in 1998 and $3,210 in 1997.

(5) Salary figures for Ms. Miltenberger include director's fees paid to her by the Company and the Bank in 1999 and in the months of October, November and December of 1998.

(6) Includes employer contributions to the 401k Plan of $5,966 in 1999, $4,300 in 1998 and $3,268 in 1997.

(7) Salary figures for Ms. Graf include board secretary fees paid to her by the Company and the Bank in each year presented.

(8) Includes above-market earnings of $5,885, $5,243 and $4,089 accrued in 1999, 1998 and 1997, respectively, on compensation deferred in 1985 through 1989 by Ms. Graf under the 1985 Deferred Compensation Plan and employer contributions to the 401k Plan of $2,407 in 1999, $3,905 in 1998 and $3,676 in 1997.



                                  STOCK OPTIONS

        Option Grants in 1999. The following table provides information on option grants in fiscal 1999 to the Named Officers.

                                                                                  Potential
                                      Percent of                             Realizable Value of
                                        Total                                Options at Assumed
                                       Options                                 Annual Rates of
                                      Granted to                                 Stock Price
                                         All                                   Appreciation for
                         Options      Employees     Exercise                   Option Terms (5)
                        Granted in    In Fiscal      Price       Expiration  -------------------
        Name              1999         1999(3)    ($/Share)(4)     Date         5%        10%
        ----            ----------    ----------  ------------   ----------  -------   --------
George Langley              25(1)        0.08%       $14.75       3/30/09    $   161   $    474

Donna Miltenberger          25(1)                     14.75       3/30/09        161        474

                        10,000(2)       32.65%        12.875      9/9/09      83,050    208,450

Tom Kramer                  25(1)        0.08%        14.75       3/30/09        161        474

Carol Ann Graf              25(1)                     14.75       3/30/09        161        474

                            50(1)                     13.875      6/29/09        365        992

                            75(1)        0.49%        11.875      9/29/09        698      1,488

---------------------

(1) Shares become exercisable immediately.

(2) Shares become exercisable in 2 annual installments of 2,384 shares 1/1/00 and 7,616 shares 1/1/01.

(3) Options to purchase an aggregate of 30,700 shares were granted to all employees in fiscal 1999, including the named officers.

(4) The exercise price may be paid by delivery of already-owned shares.

(5) There is no assurance that the values that may be realized by an executive on exercise of his options will be at or near the value estimated in the table, which utilizes arbitrary compounded rates of growth of stock price of 5% and 10% per year.

        FISCAL YEAR-END OPTION VALUES. None of the Named Officers exercised any options in 1999. The following table provides information with respect to the value of unexercised "in-the-money" options held by the Named Officers as of December 31, 1999.

                        Number of Securities              Value of Unexercised
                       Underlying Unexercised                 In-the-Money
                        Options at FY-End (#)             Options at FY-End ($)
                     ---------------------------      ------------------------------
       Name          Exercisable   Unexercisable      Exercisable      Unexercisable
       ----          -----------   -------------      -----------      -------------
George E. Langley      93,520            -0-           $ 587,935             $  -0-

Tom Kramer             58,976            -0-             377,863                -0-

Donna Miltenberger     64,405        10,000              273,565              1,250

Carol Ann Graf         13,666         3,938               50,561              1,350

-------------------

(1) The average of the high and low prices of the Company's common stock on December 31, 1999 on the NASDAQ National Market System was $13.00.

                        COMPENSATION COMMITTEE INTERLOCKS

        The Members of the Compensation Committee of the Board of Directors in 1999 were O. L. Mestad , William V. Landecena, Richard Galich, George Sellers, all of whom are non-employee Directors of the Company and the Bank, and George
E. Langley, the President and Chief Executive Officer of the Company and the
Bank.

        Mr. Langley's primary role on the Compensation Committee is to provide input on the performance of the Company's executive officers and other key management employees, and Mr. Langley does not participate in the deliberations, and he does not vote on decisions, regarding his compensation.


                             DIRECTOR'S COMPENSATION

        During fiscal 1999 the Bank paid the Chairman of the Board of Directors $1,950 per month and each other director, including Mr. Langley and Ms. Miltenberger, $1,550 per month in directors' fees for services and attendance at Board and committee meetings, and each director received $454 per month as reimbursement for health insurance premiums.


      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Based upon information made available to the Company, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers and any persons holding 10 percent or more of the Company's common stock were satisfied with respect to the Company's fiscal year ended December 31, 1999.

             SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

        Set forth below is certain information as of April 14, 2000 regarding the number of shares of the Company's common stock owned by (i) each person who we know owns more than 5% of the outstanding shares of common stock of the Company, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group.

                                     Amount and Nature
                                             of
        Name                        Beneficial Ownership           Percent of Class
        ----                        --------------------           ----------------
William V. Landecena                     368,562(1)                      6.82%

O. L. Mestad                             276,292(2)                      5.11%

George E. Langley                        206,783(3)                      3.82%

Richard Galich                           135,401(4)                      2.54%

Tom Kramer                               120,107(5)                      2.23%

Donna Miltenberger                       118,926(6)                      2.21%

Max Williams                             81,653(7)                       1.52%

Carol Ann Graf                           34,647(8)                       0.65%

George Sellers                           32,813(4)                       0.61%

All Directors and Executive             1,375,185(9)                    23.62%
Officers of the Company as a
group (9 in number)

---------------

(1) Includes 81,488 shares of common stock subject to outstanding stock options exercisable during the 60-day period ending June 14, 2000. The shares beneficially owned by Mr. Landecena include shares held in several trusts established by Mr. Landecena.

(2) Includes 84,703 shares of common stock subject to outstanding stock options exercisable during the 60-day period ending June 14, 2000.

(3) Includes 93,520 shares of common stock subject to outstanding stock options exercisable during the 60-day period ending June 14, 2000.

(4) Includes 14,500 shares of common stock subject to outstanding stock options exercisable during the 60-day period ending June 14, 2000.

(5) Includes 58,976 shares of common stock subject to outstanding stock options exercisable during the 60-day period ending June 14, 2000.

(6) Includes 66,789 shares of common stock subject to outstanding stock options exercisable during the 60-day period ending June 14, 2000.

(7) Includes 64,071 shares of common stock subject to outstanding stock options exercisable during the 60-day period ending June 14, 2000.

(8) Includes 17,604 shares of common stock subject to outstanding stock options exercisable during the 60-day period ending June 14, 2000.

(9) Includes an aggregate of 496,151 shares of common stock subject to outstanding stock options exercisable during the 60-day period ending June 14, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 21, 2000                       FOOTHILL INDEPENDENT BANCORP



                                            By:     /s/ GEORGE E. LANGLEY
                                               ---------------------------------
                                                George E. Langley, President and
                                                Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

            SIGNATURE                                       TITLE                               DATE
            ---------                                       -----                               ----
    /s/  GEORGE E. LANGLEY              President, Chief Executive Officer and           April 21, 2000
------------------------------------    Director
    George E. Langley


    /s/  CAROL A GRAF                   Senior Vice President (Principal Financial       April 21, 2000
-----------------------------------     and Principal Accounting Officer)
          Carol A. Graf


    /s/  RICHARD GALICH *               Director                                         April 21, 2000
------------------------------------
          Robert S. Throop


    /s/  WILLIAM V. LANDECENA*          Director                                         April 21, 2000
-----------------------------------
         William V. Landecena


    /s/  O. L MESTAD*                   Director                                         April 21, 2000
------------------------------------
          O. L. Mestad


/s/  DONNA MILTENBERGER*                Executive Vice President, Chief Operating        April 21, 2000
-----------------------------------     Officer and Director
    Donna Miltenberger



    /s/  GEORGE SELLERS*                Director                                         April 21, 2000
------------------------------------
          George Sellers


    /s/  MAX WILLIAMS*                  Director                                         April 21, 2000
------------------------------------
          Max Williams


*By: /s/  GEORGE E. LANGLEY                                                              April 21, 2000
    -----------------------------------
    George E. Langley, Attorney-in-Fact

                                 EXHIBIT INDEX

Exhibit
  No.               Description
-------             -----------

  3.4* Amendment of Bylaws adopted February 15, 2000 relating to nominating and shareholder proposal procedures

 21*                Subsidiaries

 23.1*              Consent of Independent Certified Public Accountants

 23.2 Consent of Independent Certified Public Accountants with respect to the Financial Statements of Registrant's 401k Plan included as Exhibit 99.1 to this Report

 27.1*              Financial Data Schedule

 99.1 Financial Statements of registrant's 401k Plan (Partners in Your Future) required by Form 11-K, which is being filed as part of this Annual Report pursuant to Rule 15d-21 under the Securities Exchange Act of 1934

------------------------

* Previously Filed