Form 10-Q
period 2000-03-31
FOOTHILL INDEPENDENT BANCORP
filed 2000-05-12
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended    March 31, 2000
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                     to
                                  --------------------    ---------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES  XX  NO    .
                                              ----    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             5,325,012 shares of Common Stock as of April 24, 2000

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)



                                                                    March 31,       December 31,
                                                                      2000             1999
                                                                   ----------       ------------
ASSETS

  Cash and due from banks                                          $  28,867         $  23,262
  Federal funds sold                                                  13,300             3,600
                                                                   ---------         ---------
          Total Cash and Cash Equivalents                             42,167            26,862
                                                                   ---------         ---------
  Interest-bearing deposits in other financial institutions            2,575             7,919
                                                                   ---------         ---------
  Investment Securities Held-To-Maturity (approximate
      market value $5,102 in 2000 and $7,245 in 1999
        U.S. Treasury                                                    997             2,997
        U.S. Government Agencies                                       1,000             1,000
        Municipal Agencies                                               922             1,062
        Other Securities                                               2,250             2,250
                                                                   ---------         ---------
          Total Investment Securities Held-To-Maturity                 5,169             7,309
                                                                   ---------         ---------
  Investment Securities Available-For-Sale                            62,671            56,015
                                                                   ---------         ---------
  Loans, net of unearned discount and prepaid points and fees        354,725           343,294
  Direct lease financing                                               1,536             2,341
      Less reserve for possible loan and lease losses                 (6,182)           (6,102)
                                                                   ---------         ---------
          Total Loans & Leases, net                                  350,079           339,533
                                                                   ---------         ---------
  Bank premises and equipment                                          6,942             6,779
  Accrued interest                                                     2,666             2,928
  Other real estate owned, net of allowance for possible
      losses of $42 in 1999 and $19 in 1998                            2,453             1,714
  Cash surrender value of life insurance                               5,138             4,997
  Prepaid expenses                                                       936             1,618
  Deferred tax asset                                                   2,448             2,412
  Other assets                                                           480               590
                                                                   ---------         ---------
          Total Assets                                             $ 483,724         $ 458,676
                                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits

      Demand deposits                                              $ 141,559         $ 133,115
      Savings and NOW deposits                                       105,563           101,839
      Money market deposits                                           77,368            72,400
      Time deposits in denominations of $100,000 or more              43,568            40,408
      Other time deposits                                             62,463            49,502
                                                                   ---------         ---------
          Total deposits                                             430,521           397,264
                                                                   ---------         ---------
  Accrued employee benefits                                            1,886             2,002
  Accrued interest and other liabilities                               1,533             2,152
  Short-term debt                                                      4,953             8,800
  Long-term debt                                                           5                19
                                                                   ---------         ---------
          Total Liabilities                                          438,898           410,237
                                                                   ---------         ---------
  Stockholders' Equity
      Capital stock - authorized 12,500,000 shares without
          par value; issued and outstanding 5,323,328 shares
          in 2000 and 5,772,614 in 1999                               36,441            36,415
      Additional Paid-in Capital                                         963               963
      Retained Earnings                                                8,275            11,898
      Accumulated Other Comprehensive Income                            (853)             (837)
                                                                   ---------         ---------
        Total Stockholders' Equity                                    44,826            48,439
                                                                   ---------         ---------
          Total Liabilities and Stockholders' Equity               $ 483,724         $ 458,676
                                                                   =========         =========

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                            2000          1999
                                                           ------        ------
INTEREST INCOME
    Interest and fees on loan                              $8,419        $6,980
    Interest on investment securities
      U.S. Treasury                                            35           161
      Obligations of other U.S. government agencies           641           692
      Municipal agencies                                       82            88
      Other securities                                        169           356
    Interest on deposits                                       60           200
    Interest on Federal funds sold                            111           152
    Lease financing income                                     27            48
                                                           ------        ------
      Total Interest Income                                 9,544         8,677
                                                           ------        ------

INTEREST EXPENSE
    Interest on savings & NOW deposits                        388           382
    Interest on money market deposits                         716           659
    Interest on time deposits in denominations
      of $100,000 or more                                     555           452
    Interest on other time deposits                           677           631
    Interest on borrowings                                     44             2
                                                           ------        ------
      Total Interest Expense                                2,380         2,126
                                                           ------        ------
    Net Interest Income                                     7,164         6,551

PROVISION FOR LOAN AND LEASE LOSSES                           250           156
                                                           ------        ------
Net Interest Income After Provisions
  for Loan and Lease Losses                                 6,914         6,395
                                                           ------        ------
OTHER INCOME
    Fees and service charges                                1,001         1,061
    Gain on sale SBA loans                                      2            28
    Other                                                      27            --
                                                           ------        ------
      Total other income                                    1,030         1,089
                                                           ------        ------
OTHER EXPENSES
    Salaries and benefits                                   2,695         2,349
    Occupancy expenses, net of revenue
      of $44 in 2000 and $44 in 1999                          543           510
    Furniture and equipment expenses                          387           405
    Other expenses (Note 2)                                 1,779         1,845
                                                           ------        ------
      Total Other Expenses                                  5,404         5,109
                                                           ------        ------
INCOME BEFORE INCOME TAXES                                  2,540         2,375
                                                           ------        ------
PROVISION FOR INCOME TAXES                                    938           867
                                                           ------        ------
NET INCOME                                                 $1,602        $1,508
                                                           ======        ======

EARNINGS PER SHARE OF COMMON STOCK
    Basic                                                  $ 0.28        $ 0.25
                                                           ======        ======
    Diluted (Note 3)                                       $ 0.26        $ 0.24
                                                           ======        ======


                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                                           Accumulated
                                         Number of                   Additional                              Other
                                          Shares         Capital      Paid-In    Comprehensive  Retained  Comprehensive
                                        Outstanding       Stock       Capital        Income     Earnings     Income       Total
                                        -----------      -------     ----------  -------------  --------   ------------- -------
BALANCE - January 1, 1999                5,985,242       $36,057       $963                      $11,516       $(157)    $48,379
   Cash dividend distributed 4/15/99                                                              (1,481)                 (1,481)
   Exercise of stock options                 6,419            38                                                              38
   Common stock issued under
     employee benefit and dividend
     reinvestment plans                      1,030            16                                                              16
   Common stock repurchased,
     cancelled and retired                 (77,428)                                               (1,183)                 (1,183)

   Comprehensive Income
     Net Income                                                                     $1,508         1,508                   1,508
   Unrealized security holding losses
     (Net of taxes $54)                                                               (125)                     (125)       (125)
                                                                                    ------
   Total Comprehensive Income                                                       $1,383
                                         ---------       -------       ----         ======       -------       -----     -------
BALANCE - March 31, 1999                 5,915,263       $36,111       $963                      $10,360       $(282)    $47,152
                                         =========       =======       ====                      =======       =====     =======

BALANCE - January 1, 2000                5,772,614        36,415        963                       11,898        (837)     48,439
   Cash dividend declared 12/21/99                                                                     1                       1
   Exercise of stock options                 4,048            24                                                              24
   Common stock issued under
     employee benefit and dividend
     reinvestment plans                        145             2                                                               2
   Common stock repurchased,
     cancelled and retired                (453,479)                                               (5,226)                 (5,226)

   Comprehensive Income
     Net Income                                                                     $1,602         1,602                   1,602
   Unrealized security holding gains
     (Net of taxes $38)                                                                (16)                      (16)        (16)
                                                                                    ------
   Total Comprehensive Income                                                       $1,586
                                         ---------       -------       ----         ======       -------       -----     -------
   BALANCE - March 31, 2000              5,323,328       $36,441       $963                      $ 8,275       $(853)    $44,826
                                         =========       =======       ====                      =======       =====     =======

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                 2000              1999
                                                                              ---------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
    Interest and fees received                                                $   9,774         $   8,925
    Service fees and other income received                                          889             1,111
    Financing revenue received under leases                                          27                48
    Interest paid                                                                (2,286)           (2,232)
    Cash paid to suppliers and employees                                         (5,267)           (4,305)
    Income taxes paid                                                              (599)              365
                  Net Cash Provided (Used) by Operating Activities                2,538             3,912
                                                                              ---------         ---------
Cash Flows From Investing Activities:
                                                                                330,325           456,903
    Proceeds from maturity of investment securities (AFS)
    Purchase of investment securities (AFS)                                    (337,029)         (438,138)
    Proceeds from maturity of investment securities (HTM)                         2,140             3,005
    Purchase of investment securities (HTM)                                          (1)           (3,005)
    Proceeds from maturity of deposits in other financial institutions            6,833             6,433
    Purchase of deposits in other financial institutions                         (1,489)           (7,523)
    Net (increase) decrease in credit card and revolving credit receivables         (17)              313
    Recoveries on loans previously written off                                     (141)               --
    Net (increase) decrease in loans                                            (11,652)          (17,134)
    Net (increase) decrease in leases                                               805               657
    Proceeds from property, plant and equipment                                      --                20
    Capital expenditures                                                         (1,195)             (138)
    Proceeds from sale of other real estate owned                                    --                44
    Stock repurchased and retired                                                (5,226)           (1,183)
                                                                              ---------         ---------
        Net Cash Provided (Used) in Investing Activities                        (16,647)              254
                                                                              ---------         ---------

Cash Flows From Financing Activities:
    Net increase (decrease) in demand deposits, NOW accounts,
      savings accounts, and money market deposits                                17,127             7,516
    Net increase (decrease) in certificates of deposit
      with maturities of three months or less                                     8,970            (1,752)
    Net increase (decrease) in certificates of deposit
      with maturities of more than three months                                   7,151            (6,435)
    Net increase (decrease) in short term borrowing                              (3,847)               --
    Proceeds from exercise of stock options                                          24                38
    Proceeds from stock issued under employee benefit and
      dividend reinvestment plans                                                     2                16
    Principal payment on long term debt                                             (14)              (13)
    Dividends paid                                                                    1            (1,481)
                                                                              ---------         ---------
        Net Cash Provided by Financing Activities                                29,414            (2,111)
                                                                              ---------         ---------
Net Increase (Decrease) in Cash and Cash Equivalents                             15,305             2,055
Cash and Cash Equivalents at Beginning of Year                                   16,862            37,482
                                                                              ---------         ---------
Cash and Cash Equivalents at March 31, 2000 and 1999                          $  42,167         $  39,537
                                                                              =========         =========

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                           2000            1999
                                                                         -------         -------
Net Income                                                               $ 1,602         $ 1,508
                                                                         -------         -------
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
    Depreciation and amortization                                            328             315
    Provision for possible credit losses                                     250             156
    Provision for possible OREO losses                                        35             (46)
    (Gain)/loss on sale of equipment                                          --               3
    Provision for deferred taxes                                             (36)            735
    Increase/(decrease) in taxes payable                                     375             497
    (Increase)/decrease in other assets)                                     101              73
    (Increase)/decrease in interest receivable                               262             246
    Increase/(decrease) in discounts and premiums                             (5)             50
    Increase/(decrease) in interest payable                                   94            (106)
    (Increase)/decrease in prepaid expenses                                  682            (405)
    Increase/(decrease) in accrued expenses and other liabilities         (1,009)            967
    Increase in cash surrender value of life insurance                      (141)            (81)
                                                                         -------         -------
        Total Adjustments                                                    936           2,404
                                                                         -------         -------
Net Cash Provided (Used) by Operating Activities                         $ 2,538         $ 3,912
                                                                         =======         =======

DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.


                 See accompanying notes to financial statements.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (dollars in thousands)

                             MARCH 31, 2000 AND 1999

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE #2 - OTHER EXPENSES

         The following is a breakdown of other expenses for the three month periods ended March 31, 2000 & 1999.

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                         2000              1999
                                                        ------            ------
        Data processing                                 $  253            $  225
        Marketing expenses                                 274               280
        Office supplies, postage and telephone             269               306
        Bank Insurance                                     138               157
        Supervisory Assessments                             31                21
        Professional Expenses                              332               373
        Provision for OREO Loss                             --                45
        Other Expenses                                     482               438
                                                        ------            ------
        Total Other Expenses                            $1,779            $1,845
                                                        ======            ======

NOTE #3 - EARNINGS PER SHARE

         The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

                                                                     Three Months Ended March 31,
                                                              ---------------------------------------------
                                                                    2000                       1999
                                                              -------------------       -------------------
                                                              Income       Shares       Income       Shares
                                                              ------       ------       ------       ------
        Net income as reported                                $1,602                    $1,508
        Shares outstanding at period end                                    5,323                     5,915
        Impact of weighting shares purchased during
          the period                                                          439                        49
                                                              ------        -----       ------        -----
            Used in Basic EPS                                  1,602        5,762        1,508        5,964
        Dilutive effect of outstanding stock options                          418                       407
                                                              ------        -----       ------        -----
            Used in Dilutive EPS                              $1,602        6,180       $1,508        6,371
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

         Deposits

         The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at March 31, 2000. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

         The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at March 31, 2000.

         The estimated fair value of the Bank's financial instruments are as follows:

                                                         March 31, 2000
                                                  ----------------------------
                                                  Carrying Amount   Fair Value
                                                  ---------------   ----------
                                                      (dollars in thousands)
         Financial Assets
           Cash and Cash equivalents                 $ 42,167        $ 42,167
           Investment securities and deposits          70,415          68,076
           Loans                                      355,002         353,884
           Direct lease financing                       1,536           1,524
         Financial Liabilities
           Deposits                                   430,521         435,578
           Long term debt                                   5               5
         Unrecognized Financial Instruments
           Commitments to extend credit                53,461          53,461
           Standby letters of credit                      960             960

NOTE #6 - NON-PERFORMING LOANS

         The following table sets forth information regarding the Bank's non-performing loans at March 31, 2000 and December 31, 1999.

                                                           March 31, 2000      December 31, 1999
                                                           --------------      -----------------
                                                                 (dollars in thousands)
         Accruing Loans More Than 90 Days Past Due (1)
            Aggregate Loan Amounts
                Commercial, financial and agricultural             --                148
                Real Estate                                        --                 50
                Installment loans to individuals                   --                  4
                Aggregate Leases                                   --                 --
                Total Loans Past Due More Than 90 Days             --                202
            Troubled Debt Restructurings (2)                    1,774              1,780
            Non-accrual loans (3)                               5,403              6,068
                                                                -----              -----
                           Total Non-Performing Loans           7,177              8,050
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

(3) There were 10 loans on non-accrual status totaling approximately $5,403,000 at March 31, 2000 and 14 loans totaling approximately $6,068,000 at December 31, 1999.

         The policy of the Company is to review each loan in the loan portfolio to identify problem credits. In addition, as an integral part of its review process of the Bank, the Federal Reserve Bank and the California Department of Financial Institutions also classify problem credits. There are three classifications for problem loans: "substandard", "doubtful", and "loss". Substandard loans have one defined weakness and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiency is not corrected. Doubtful loans have weaknesses characteristic of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable. A loan classified as "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. Another category designated "special mention" is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but do possess credit deficiencies or potential weaknesses deserving management's close attention.

         As of March 31, 2000, the Bank's classified loans consisted of approximately $10,817,000 of loans classified as substandard and $3,055,000 of loans classified as doubtful. The Bank's $10,817,000 of loans classified as substandard consisted of approximately $8,470,000 of performing and accruing loans and approximately $2,347,000 of non-accrual loans. The $3,055,000 of loans classified as doubtful were all non-accrual loans.

NOTE #7 - RESERVE FOR LOAN AND LEASE LOSSES

         The reserve for loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at March 31, 2000, reflected an amount which, in Management's judgement, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Federal Reserve Bank and Department of Financial Institutions, as an integral part of the examination process, periodically review the Bank's allowance for possible loan and lease losses. They may require the Bank to recognize additions to the allowance based upon their judgment of the information available at the time of examination. The Bank was most recently examined by the Department of Financial Institutions as of December 31, 1998.

         The reserve for loan and lease losses at March 31, 2000, was $6,182,000 or 1.74% of total loans and leases. Additions to the reserve are effected through the provision for loan losses which is an operating expense of the Company.

         The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                                                       March 31, 2000      December 31, 1999
                                                                       --------------      -----------------
                                                                              (dollars in thousands)
         Allowance for Loan Losses
            Balance, Beginning of period                                  $ 6,102              $ 5,576
            Charge-Offs
              Commercial, financial and agricultural                         (242)                (112)
              Real estate - construction                                       --                   --
              Real estate - mortgage                                           --                  (45)
              Consumer Loans                                                   (5)                 (39)
              Lease Financing                                                  --                   --
              Other                                                            --                   --
                                                                          -------              -------
                           Total Charge-Offs                                 (247)                (196)
                                                                          -------              -------
            Recoveries
              Commercial, financial and agricultural                           10                   44
              Real estate - construction                                       --                   --
              Real estate - mortgage                                           60                  188
              Consumer loans                                                    7                    5
              Lease Financing                                                  --                   --
              Other                                                            --                   --
                                                                          -------              -------
                Total Recoveries                                               77                  237
                                                                          -------              -------
         Net Recoveries (Charge-Offs)                                        (170)                  41
         Provision Charged to Operations                                      250                  485
                                                                          -------              -------
         Balance, End of period                                           $ 6,182              $ 6,102
                                                                          =======              =======
         Net Charge-Offs During the Period to Average Loans
         Outstanding During the Period Ended                                 0.05%               (0.01)%
                                                                          =======              =======
         Allowance for Loan Losses to Total Loans                            1.74%                1.87%
                                                                          =======              =======

         In accordance with SFAS No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan," loans identified as "impaired" are measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures of the Bank.

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

         The following reflects the Company's net interest income sensitivity analysis as of March 31, 2000:

                                                                               Market Value
                                                                          (Dollars in Thousands)
                                                                    --------------------------------
                                       Estimated Net Interest
          Simulated Rate Changes         Income Sensitivity          Assets              Liabilities
          ----------------------       ----------------------       --------             -----------
             +200 basis points                -8.89%                $461,184              $436,118
             -200 basis points                 6.97%                $500,181              $437,321

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Our principal operating subsidiary, Foothill Independent Bank, which is a California state chartered bank (the "Bank"), accounts for substantially all of our revenues and income. Accordingly, the following discussion focuses primarily on its operations and financial condition.

RESULTS OF OPERATIONS

         OVERVIEW. During the first quarter of 2000, we generated net earnings of $1,602,000, which represented an increase of $94,000, or 6%, over net earnings in the first quarter of 1999. That increase was due primarily to an increase in net interest income. Net earnings for the three months ended March 31, 2000 represents an annualized return on average assets of 1.37% and an annualized return on average equity of 13.47%, compared to 1.30% and 12.46%, respectively, for the same period of 1999.

         NET INTEREST INCOME. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $613,000, or 9.3% in the three month period ended March 31, 2000 as compared to the same period of 1999, primarily as a result of a $867,000, or 10.0%, increase in interest income that was partially offset by an increase of $254,000, or 11.9%, in interest expense.

         The increase in interest income was attributable primarily to increases in the volume of outstanding loans and, to a lesser extent, increases in interest charged on loans in response to increases in market rates of interest. The increase in interest expense was due primarily to increases in the volume of time certificates of deposits ("time deposits"), including those in denominations of $100,000 or more ("TCD's"), on which the Bank pays its highest rates of interest.

         RATE SENSITIVITY, MARKET RISK  AND NET INTEREST MARGINS.

         RATE SENSITIVITY. Like other banks and bank holding companies, our margins (that is, the difference between yields we are able to realize on loans and other interest earning assets and the interest we pay on deposits) are affected by a number of factors including the relative percentages or the "mix" of (i) our assets, between loans, on the one hand, on which we are able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields are generally lower; (ii) variable and fixed rate loans in our loan portfolio; and (iii) demand and savings deposits, on the one hand, and time deposits, on the other hand. As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank with a high percentage of time deposits generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on time deposits cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to be withdrawn in order to reduce interest expense.

         NET INTEREST MARGIN. We attempt to reduce our exposure to market risks associated with interest rate fluctuations and, thereby, at least to maintain and, if possible, to increase, our net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCD's and other time deposits, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. During the prior two years we allowed TCDs and other time deposits to "run off" in order to improve our net interest margins. Late last year we initiated new loan programs and, primarily to fund the resulting increases in loan volume, we increased the volume of TCDs and other time deposits by offering higher rates of interest on such deposits. At the same time, however, we continued to actively seek additional demand and savings deposits. As a result, notwithstanding the increases in TCDs and other time deposits, at March 31, 2000 demand, savings and money market deposits represented 76% and time deposits, including TCDs, represented 24%, of average total deposits. This compares to 79% and 21%, respectively, at December 31, 1999, and 77% and 23%, respectively, at March 31, 1999.

         The Bank's net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) increased in the quarter ended March 31, 2000 to 6.81% from 6.28% for the same period of 1999, largely due to the increase in interest and fees on loans, which more than offset the increases in interest expense resulting from the increases in outstanding time deposits. Additionally, our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the "Peer Group Banks").

         The ability to maintain our net interest margin is not entirely within our control because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas. In addition, the effect on a bank's net interest margins of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin. During 2000, the Federal Reserve Board has indicated that it intends to increase interest rates as a means of curtailing inflation. As a result, we expect the costs of deposits will increase during the second quarter and possibly during subsequent periods of 2000, which could result in reductions in our net interest margin, which we currently believe, however, would be modest.

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

         PROVISION FOR LOAN AND LEASE LOSSES. We follow the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"), which is adjusted periodically to reflect changes in (i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." We made provisions for potential loan and lease losses of $250,000 for the first quarter of 2000, as compared to $156,000 for the corresponding quarter of 1999, and, at March 31, 2000, the Loan Loss Reserve was approximately $6,182,000 or 1.74% of total loans and leases outstanding, compared to approximately $5,723,000 or 1.84% of total loans and leases outstanding at March 31, 1999. Net loan charge-offs for the three months ended March 31, 2000 aggregated $170,000, representing five hundredths of one percent (0.05%) of average loans and leases outstanding, as compared to net loan charge-offs for the same period in 1999 of $9,000, which represented three one-thousandths of one percent (0.003%) of average loans and leases outstanding. See Note 7 to our Condensed Consolidated Financial Statements contained in Part I of this Report for further information with respect to an analysis of the Bank's loan and lease loss experience for the first quarter of 2000 compared to the same period in 1999.

         OTHER INCOME. Other income decreased by $59,000 or 5.4%, in the three-month period ended March 31, 2000, compared to the same period of 1999, due primarily to decreases in transaction fees and service charges collected on deposits and other banking transactions, and to a lesser extent, a one-time gain on the sale of SBA loans in the first quarter of 1999 that was not realized in the first quarter of 2000.

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

         Non-interest expense was approximately $296,000, or 5.8%, higher in the three-month period ended March 31, 2000, compared to same period of 1999, primarily due to an increase in salary and benefit expenses, which was partially offset by decreases in furniture and equipment expense and other expense. Even though non-interest expense increased in the first quarter of 2000 compared to 1999, we were able to improve our efficiency ratio (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income) to 65.9% for the three-month period ended March 31, 2000 from 66.9% for the same period of 1999.

         INCOME TAXES. Income taxes increased by approximately $71,000 or 8.2% during the three-month period ended March 31, 2000 compared to the same period of 1999, primarily as a result of the increase in pre-tax income.

FINANCIAL CONDITION

         Our total assets increased during the three months ended March 31, 2000 by $25,042,000 or 5.5%, when compared to total assets at December 31, 1999. Average assets at March 31, 2000 were $1,898,000, or 0.4%, higher than total average assets at December 31, 1999. As mentioned above, in the latter part of 1999 we implemented programs designed to attract additional time deposits, including TCDs, while continuing programs to increase non-interest bearing checking and lower cost savings and money market deposits. At March 31, 2000, the volume of demand and savings deposits at the Bank was $17,130,000, or 5.6%, higher than at December 31, 1999, while the volume of time deposits, including TCDs, was $16,121,000, or 17.9%, higher than at December 31, 1999. However, during that period the percentage of total deposits represented by time deposits increased only to 24.6% at March 31, 2000 from 22.6% at December 31, 1999.

         LIQUIDITY MANAGEMENT. Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund our customers' requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At March 31, 2000, the principal sources of liquidity consisted of $28,867,000 of cash and demand balances due from other banks; $13,300,000 in Federal funds sold; and $10,000,000 in an overnight repurchase agreement, which, together, totaled $52,167,000, as compared to $27,862,000 at December 31, 1999. Other sources of liquidity include $62,671,000 in securities available-for-sale, of which approximately $16,015,000 mature within one year; and $2,575,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less. We also have established facilities enabling us to borrow up to $10,100,000 of Federal funds from other banks and we have an unused $10,920,000 line of credit with the Federal Home Loan Bank. During the third quarter of 1999 we also received approval from the Federal Reserve Bank of San Francisco to establish an account that will also allow us to borrow at their discount window should the need arise. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $7,784,000 at March 31, 2000, require regular installment payments from customers, providing us with a steady flow of cash funds. Accordingly, we believe that we have adequate cash and cash equivalent resources to meet any increases in demand for loans-and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

         CAPITAL RESOURCES. The increases in earnings achieved since January 1, 1997 caused our capital ratios to increase in relation to regulatory capital requirements. However, those increases in capital also caused our return on average equity to remain relatively fixed despite the increases in earnings. As a result, in 1998, our Board of Directors authorized an open market stock repurchase program to be funded out of earnings. Between the commencement of that program in late 1998 and March 31, 2000, we purchased a total of 709,721 shares of common stock for an aggregate price of approximately $8,818,000. In addition, in March 1999, the Board declared a $.25 per share cash dividend that was paid on April 15, 1999 to shareholders of record as of April 5, 1999 and, in September of 1999 the Board adopted a new cash dividend policy which provides for the Company to pay quarterly cash dividends of $.08 per share. The third such quarterly cash dividend was declared in April 2000, and will be paid on May 3, 2000 to shareholders of record as of April 17, 2000.

         In has been and continues to be the objective of our Board of Directors to retain earnings to meet capital requirements under applicable government regulations and to support our growth. As a result, the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve these objectives. For example the retention of earnings in previous years enabled the Bank to fund the opening of four new banking offices and extend the Bank's market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

         We continue to evaluate and explore opportunities to expand our market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets. We believe that the mergers and consolidations of a number of independent banks that have occurred since 1997 have created opportunities for us to increase our market share in those areas. We took advantage of those opportunities within our existing market areas in 1998 and 1999, during which we established a substantial number of new customer relationships and increased the volume of our demand, savings and money market deposit balances obtained largely from customers of the merged banks who we disaffected by the quality of services they were receiving. We believe that there are still expansion and growth opportunities that we will seek to take advantage of in 2000.

         At March 31, 2000, the Bank's Tier 1 leverage ratio and Tier 1 risk-based capital ratio were 9.51% and 11.49%, respectively, which were in excess of minimum bank regulatory requirements. Our consolidated Tier 1 risk-based capital ratio was 11.63%. The risk-based capital ratio is determined by weighting our assets in accordance with certain risk factors and, the higher the risk profile of the assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Tier 1 capital and Tier 1 risk-based capital ratios of the Bank compare favorably with those of the Peer Group Banks.

         Under accounting principles that address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, any unrealized gain on such securities is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity. At March 31, 2000, we recorded a valuation reserve for unrealized losses on such securities aggregating approximately $853,000. A substantial portion of this amount is related to certain investments in mutual funds, which are classified as investments in marketable equity securities, but which we have held for several years and intend to continue to hold for the foreseeable future.

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

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            27 - Financial Data Schedule

        (b) Reports on Form 8-K:

           The Company filed the following Reports on Form 8-K: (i) A Report dated March 30, 2000 to report, under Item 5, the purchase of 430,729 shares of common stock from Basswood Financial Partners, LP and certain of its affiliates; and (ii) a Report dated February 15, 2000 to report the adoption of bylaw amendments establishing a director nominating procedure and establishing procedures by which shareholders can make proposals for action at shareholder meetings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 10, 2000                 FOOTHILL INDEPENDENT BANCORP

                                   By: /s/ CAROL ANN GRAF
                                       Carol Ann Graf
                                       Senior Vice President and Chief
                                       Financial Officer and Assistant Secretary

                                INDEX TO EXHIBITS


EXHIBIT                                                          SEQUENTIALLY
NUMBER                            DESCRIPTION                    NUMBERED PAGE
-------                           -----------                    -------------
  27*                       Financial Data Schedule