Form 10-Q
period 2000-06-30
FOOTHILL INDEPENDENT BANCORP
filed 2000-08-10
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________________

                         Commission file number   0-11337
                                               -----------

                          FOOTHILL INDEPENDENT BANCORP
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                    95-3815805
--------------------------------------------------------------------------------
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                  Identification Number)


510 SOUTH GRAND AVENUE, GLENDORA, CALIFORNIA                 91741
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

                        (626) 963-8551 or (909) 599-9351
                   ------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                       -----------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        5,343,697 shares of Common Stock
                              as of August 4, 2000

PART I - FINANCIAL STATEMENTS

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)


                                                                                     June 30,      December 31,
                                                                                       2000            1999
                                                                                     ---------     ------------
ASSETS              Cash and due from banks                                          $  30,683       $  23,262
                    Federal funds sold                                                   8,100           3,600
                                                                                     ---------       ---------
                           Total Cash and Cash Equivalents                              38,783          26,862
                                                                                     ---------       ---------
                    Interest-bearing deposits in other financial institutions            1,979           7,919
                                                                                     ---------       ---------
                    Investment Securities Held-To-Maturity (approximate market value $20,114 in 2000 and $7,245 in 1999
                         U.S. Treasury                                                     998           2,997
                         U.S. Government Agencies                                       16,370           1,000
                         Municipal Agencies                                                922           1,062
                         Other Securities                                                2,250           2,250
                                                                                     ---------       ---------
                           Total Investment Securities Held-To-Maturity                 20,540           7,309
                                                                                     ---------       ---------
                    Investment Securities Available-For-Sale                            46,499          56,015
                                                                                     ---------       ---------
                    Loans, net of unearned discount and prepaid points and fees        358,309         343,294
                    Direct lease financing                                               1,301           2,341
                       Less reserve for possible loan and lease losses                  (3,702)         (6,102)
                                                                                     ---------       ---------
                           Total Loans & Leases, net                                   355,908         339,533
                                                                                     ---------       ---------

                    Bank premises and equipment                                          6,854           6,779
                    Accrued interest                                                     2,758           2,928
                    Other real estate owned, net of allowance for
                       possible losses of $0 in 2000 and $42 in 1999                     2,421           1,714
                    Cash surrender value of life insurance                               5,329           4,997
                    Prepaid expenses                                                     1,075           1,618
                    Deferred tax asset                                                   2,277           2,412
                    Other assets                                                           570             590
                                                                                     ---------       ---------
                           Total Assets                                              $ 484,993       $ 458,676
                                                                                     =========       =========
LIABILITIES AND     Deposits
STOCKHOLDERS'
EQUITY
                       Demand deposits                                               $ 144,197       $ 133,115
                       Savings and NOW deposits                                        103,562         101,839
                       Money market deposits                                            73,671          72,400
                       Time deposits in denominations of $100,000 or more               46,253          40,408
                       Other time deposits                                              67,850          49,502
                                                                                     ---------       ---------
                           Total deposits                                              435,533         397,264
                                                                                     ---------       ---------
                    Accrued employee benefits                                            1,967           2,002
                    Accrued interest and other liabilities                               1,452           2,152
                    Short-term debt                                                                      8,800
                    Long-term debt                                                                          19
                                                                                     ---------       ---------
                           Total Liabilities                                           438,952         410,237
                                                                                     ---------       ---------
                    Stockholders' Equity
                    Common Stock par value $.001 per share - authorized:
                      25,000,000 shares; issued outstanding: 5,337,861 shares
                      in 2000 and 5,772,614 in 1999                                     36,581          36,415
                       Additional Paid-in Capital                                          963             963
                       Retained Earnings                                                 9,042          11,898
                       Accumulated Other Comprehensive Income                             (545)           (837)
                                                                                     ---------       ---------
                         Total Stockholders' Equity                                     46,041          48,439
                                                                                     ---------       ---------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 484,993       $ 458,676
                                                                                     =========       =========

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)


                                                           Six Months Ended          Three Months Ended
                                                               June 30,                    June 30,
                                                        ----------------------      ----------------------
                                                          2000          1999          2000          1999
                                                        --------      --------      --------      --------
INTEREST INCOME
   Interest and fees on loans                           $ 16,677      $ 14,444      $  8,255      $  7,464
   Interest on investment securities
     U.S. Treasury                                            48           282            13           121
     Obligations of other U.S. government agencies         1,250         1,312           609           620
     Municipal agencies                                      161           177            79            89
     Other securities                                        485           664           316           308
   Interest on deposits                                       94           408            34           208
   Interest on Federal funds sold                            274           291           163           139
   Lease financing income                                     46            92            19            44
                                                        --------------------------------------------------
     Total Interest Income                                19,035        17,670         9,488         8,993
                                                        --------------------------------------------------

INTEREST EXPENSE
   Interest on savings & NOW deposits                        777           768           389           386
   Interest on money market deposits                       1,473         1,352           757           693
   Interest on time deposits in denominations
     of $100,000 or more                                   1,212           814           657           362
   Interest on other time deposits                         1,586         1,249           909           618
   Interest on borrowings                                     48             3             4             1
                                                        --------------------------------------------------
     Total Interest Expense                                5,096         4,186         2,716         2,060
                                                        --------------------------------------------------
   Net Interest Income                                    13,939        13,484         6,772         6,933

PROVISION FOR LOAN AND LEASE LOSSES                          475           280           455           124
                                                        --------------------------------------------------
Net Interest Income After Provisions
  for Loan and Lease Losses                               13,464        13,204         6,317         6,809
                                                        --------------------------------------------------

OTHER INCOME
   Fees and service charges                                2,140         2,215         1,139         1,154
   Gain on sale SBA loans                                      6           100             4            72
   Other                                                      56            23            29            23
                                                        --------------------------------------------------
     Total other income                                    2,202         2,338         1,172         1,249
                                                        --------------------------------------------------

OTHER EXPENSES
   Salaries and benefits                                   5,026         4,790         2,331         2,441
   Occupancy expenses, net of revenue
     of $94 in 2000 and $86 in 1999                        1,114         1,036           571           526
   Furniture and equipment expenses                          777           825           390           420
   Other expenses (Note 2)                                 3,639         4,064         1,618         2,219
                                                        --------------------------------------------------
     Total Other Expenses                                 10,556        10,715         4,910         5,606
                                                        --------------------------------------------------
INCOME BEFORE INCOME TAXES                                 5,110         4,827         2,579         2,452
                                                        --------------------------------------------------
PROVISION FOR INCOME TAXES                                 1,888         1,762           953           895
                                                        --------------------------------------------------
NET INCOME                                              $  3,222      $  3,065      $  1,626      $  1,557
                                                        ==================================================

EARNINGS PER SHARE (Note 3)
   Basic                                                $   0.58      $   0.52      $   0.30      $   0.26
                                                        --------------------------------------------------
   Diluted                                              $   0.55      $   0.49      $   0.29      $   0.25
                                                        --------------------------------------------------

                        See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   2000              1999
                                                                                -----------       -----------
Cash Flows From Operating Activities:
   Interest and fees received                                                   $    19,097       $    17,753
   Service fees and other income received                                             1,872             2,084
   Financing revenue received under leases                                               46                92
   Interest paid                                                                     (4,861)           (4,335)
   Cash paid to suppliers and employees                                             (10,126)          (11,406)
   Income taxes paid                                                                 (1,891)           (1,344)
                                                                                -----------       -----------
               Net Cash Provided by (Used in) Operating Activities                    4,137             2,844
                                                                                -----------       -----------
Cash Flows From Investing Activities:
                                                                                    832,832         1,057,405
   Proceeds from maturity of investment securities (AFS)
   Purchase of investment securities (AFS)                                         (838,198)       (1,041,015)
   Proceeds from maturity of investment securities (HTM)                              2,140             5,005
   Purchase of investment securities (HTM)                                               (1)           (4,003)
   Proceeds from maturity of deposits in other financial institutions                 9,902            15,830
   Purchase of deposits in other financial institutions                              (3,962)          (18,113)
   Net (increase) decrease in credit card and revolving credit receivables                8                93
   Recoveries on loans previously written off                                           (25)              119
   Net (increase) decrease in loans                                                 (18,106)          (19,046)
   Net (increase) decrease in leases                                                  1,040               953
   Proceeds from property, plant and equipment                                           20                20
   Capital expenditures                                                              (1,420)             (589)
   Proceeds from sale of other real estate owned                                       --                  99
   Stock repurchased and retired                                                     (5,226)           (1,820)
                                                                                -----------       -----------
       Net Cash Provided by (Used in) Investing Activities                          (20,996)           (5,062)
                                                                                ===========       ===========

Cash Flows From Financing Activities:
   Net increase in demand deposits, NOW accounts,                                    14,092             8,702
     savings accounts, and money market deposits
   Net increase in certificates of deposit with
     maturities of three months or less                                               2,257             3,393
   Net increase (decrease) in certificates of deposit
     with maturities of more than three months                                       21,936           (11,606)
   Net increase (decrease) in short term borrowing                                   (8,800)             --
   Proceeds from exercise of stock options                                               24                95
   Proceeds from stock issued under employee benefit and
     dividend reinvestment plans                                                        142               159
   Principal payment on long term debt                                                  (19)              (27)
   Dividends paid                                                                      (852)           (1,481)
                                                                                -----------       -----------
       Net Cash Provided by Financing Activities                                     28,780              (765)
                                                                                -----------       -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                 11,921            (2,983)
Cash and Cash Equivalents at Beginning of Year                                       26,862            37,482
                                                                                -----------       -----------
Cash and Cash Equivalents at June 30, 2000 and 1999                             $    38,783       $    34,499
                                                                                ===========       ===========

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                        2000           1999
                                                                      --------       --------
Net Income                                                            $  3,222       $  3,065
                                                                      ========       ========
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
   Depreciation and amortization                                           657            640
   Provision for possible credit losses                                    475            280
   Provision for possible OREO losses                                       42            (41)
   (Gain)/loss on sale of equipment                                          2              3
   Provision for deferred taxes                                            135            136
   Increase/(decrease) in taxes payable                                   (138)           282
   (Increase)/decrease in other assets                                      30           (128)
   (Increase)/decrease in interest receivable                              170            106
   Increase/(decrease) in discounts and premiums                           (62)            69
   Increase/(decrease) in interest payable                                 235           (149)
   (Increase)/decrease in prepaid expenses                                 543           (984)
   Increase/(decrease) in accrued expenses and other liabilities          (842)          (178)
   Increase in cash surrender value of life insurance                     (332)          (257)
                                                                      --------       --------
       Total Adjustments                                                   915           (221)
                                                                      --------       --------
Net Cash Provided (Used) by Operating Activities                      $  4,137       $  2,844
                                                                      ========       ========

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

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (dollars in thousands)


                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                                    Accumulated
                                  Number of                  Additional                                 Other
                                   Shares        Capital       Paid-In   Comprehensive   Retained   Comprehensive
                                 Outstanding      Stock        Capital      Income       Earnings       Income        Total
                                 -----------    ----------   ----------  -------------  ----------  --------------  ----------
BALANCE - January 1, 1999          5,985,244    $   36,057   $      963                 $   11,516    $     (157)   $   48,379
  Cash dividend                                                                             (1,481)                     (1,481)
  Exercise of stock options           13,869            95                                                                  95
  Common stock issued under
    employee benefit and
    dividend reinvestment plans       10,872           159                                                                 159
  Common stock repurchased,
    cancelled and retired           (121,950)                                               (1,820)                     (1,820)

  Comprehensive Income                                                         3,065         3,065                       3,065
    Net Income
  Unrealized security holding
    losses (Net of taxes $54)                                                   (410)                       (410)         (410)
                                                                          ----------
  Total Comprehensive Income                                              $    2,655
                                  ----------    ----------   ----------   ==========    ----------    ----------    ----------

BALANCE - June 30, 1999            5,888,035    $   36,111   $      963                 $   11,280    $     (567)   $   47,987
                                  ==========    ==========   ==========                 ==========    ==========    ==========

BALANCE - January 1, 2000          5,772,614        36,415          963                     11,898          (837)       48,439
  Cash dividend                                                                               (852)                       (852)
  Exercise of stock options            4,048            24                                                                  24
  Common stock issued under
    employee benefit and
    dividend reinvestment plans       14,678           142                                                                 142
  Common stock repurchased,
    cancelled and retired           (453,479)                                               (5,226)                     (5,226)

  Comprehensive Income
    Net Income                                                                 3,222         3,222                       3,222
  Unrealized security holding
    gains (Net of taxes $134)                                                    292                         292           292
                                                                          ----------
  Total Comprehensive Income                                              $    3,514
                                                                          ==========
                                  ----------    ----------   ----------                 ----------    ----------    ----------
  BALANCE - June 30, 2000          5,337,861    $   36,581   $      963                 $    9,042    $     (545)   $   46,041
                                  ==========    ==========   ==========                 ==========    ==========    ==========


                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (dollars in thousands)

                             JUNE 30, 2000 AND 1999

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

NOTE #2 - OTHER EXPENSES

        The following is a breakdown of other expenses for the six and three month periods ended June 30, 2000 and June 30, 1999, respectively.

                                          Six Months Ended         Three Months Ended
                                               June 30,                 June 30,
                                         --------------------     --------------------
                                          2000         1999        2000         1999
                                         -------      -------     -------      -------
        Data processing                  $   533      $   468     $   280      $   243
        Marketing expenses                   564          603         290          323
        Office supplies, postage and
         telephone                           509          582         240          276
        Bank Insurance                       239          282         101          125
        Supervisory Assessments               62           41          31           20
        Professional Expenses                765        1,079         433          706
        Provision for OREO Loss               --           46          --            1
        Provision for Y2K Expense           (285)          --        (285)          --
        Other Expenses                     1,252          963         528          525
                                         -------      -------     -------      -------
        Total Other Expenses             $ 3,639      $ 4,064     $ 1,618      $ 2,219
                                         =======      =======     =======      =======

NOTE #3 - EARNINGS PER SHARE

        The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (amounts in thousands):

                                            Six Months Ended June 30,                   Three Months Ended June 30,
                                     ---------------------------------------     ----------------------------------------
                                            2000                  1999                  2000                   1999
                                     -----------------     -----------------     -----------------      -----------------
                                     Income     Shares     Income     Shares     Income     Shares      Income     Shares
                                     ------     ------     ------     ------     ------     ------      ------     ------
Net income as reported               $3,222                $3,065                $1,626                 $1,557
Shares outstanding at period end                 5,338                 5,888                 5,338                  5,888
Impact of weighting shares
  purchased during the period                      209                    42                    (6)                     9
                                     ------     ------     ------     ------     ------     ------      ------     ------
    Used in Basic EPS                 3,222      5,547      3,065      5,930      1,626      5,332       1,557      5,897
Dilutive effect of
 outstanding stock options                         369                   362                   356                    362
                                     ------     ------     ------     ------     ------     ------      ------     ------
    Used in Dilutive EPS             $3,222      5,916     $3,065      6,292     $1,626      5,688      $1,557      6,259
                                     ======     ======     ======     ======     ======     ======      ======     ======

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

        Deposits

        The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at June 30, 2000. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

        The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at June 30, 2000.

        The estimated fair values of the Bank's financial instruments are as follows:

                                                               June 30, 2000
                                                          ------------------------
                                                          Carrying          Fair
                                                           Amount           Value
                                                          --------        --------
                                                            (dollars in thousands)
        Financial Assets
                Cash and Cash equivalents                 $ 38,783        $ 38,783
                Investment securities and deposits          69,018          66,315
                Loans                                      358,501         355,227
                Direct lease financing                       1,301           1,291
        Financial Liabilities
          Deposits                                         435,533         435,740
          Long term debt                                         0               0
        Unrecognized Financial Instruments
          Commitments to extend credit                      50,484          50,484
          Standby letters of credit                            884             884

NOTE # 6 - NON-PERFORMING LOANS

        The following table sets forth information regarding the Bank's non-performing loans at June 30, 2000 and December 31, 1999.

                                                           June 30,      December 31,
                                                             2000            1999
                                                           --------      ------------
                                                             (dollars in thousands)
     Accruing Loans More Than 90 Days Past Due(1)
       Aggregate Loan Amounts
           Commercial, financial and agricultural          $     --        $    148
           Real Estate                                          465              50
           Installment loans to individuals                       1               4
           Aggregate Leases                                      --              --
           Total Loans Past Due More Than 90 Days               466             202
       Troubled Debt Restructurings(2)                        1,769           1,780
       Non-accrual loans(3)                                   3,271           6,068
                                                           --------        --------
                    Total Non-Performing Loans             $  5,506        $  8,050
                                                           ========        ========

----------
(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days of more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely.
(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.
(3) There were 8 loans on non-accrual status totaling approximately $3,271,000 at June 30, 2000 and 14 loans totaling approximately $6,068,000 at December 31, 1999.

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

        As of June 30, 2000, the Bank's classified loans consisted of approximately $11,376,885 of loans classified as substandard. There were no loans classified as doubtful. The Bank's $11,376,885 of loans classified as substandard consisted of approximately $8,105,701 of performing and accruing loans and approximately $3,271,184 of non-accrual loans.

NOTE # 7 - RESERVE FOR LOAN AND LEASE LOSSES

        The reserve for loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at June 30, 2000, reflected an amount which, in Management's judgement, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Federal Reserve Bank or Department of Financial Institutions, as an integral part of their examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The examiners may require the Bank to recognize additions to the allowance based upon their judgement of the information available to it at the time of its examination. The Bank was most recently examined by the Federal Reserve Bank as of March 31, 2000.

        The reserve for loan and lease losses at June 30, 2000, was $3,702,000 or 1.03% of total loans and leases. Additions to the reserve are effected through the provision for loan losses which is an operating expense of the Company.

        The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                                              June 30,        December 31,
                                                                2000              1999
                                                              --------        ------------
                                                                 (dollars in thousands)
     Allowance for Loan Losses
       Balance, Beginning of period                           $  6,102          $  5,576
                                                              --------          --------
       Charge-Offs
         Commercial, financial and agricultural                 (3,066)             (112)
         Real estate - construction                                 --                --
         Real estate - mortgage                                     --               (45)
         Consumer Loans                                             (6)              (39)
         Lease Financing                                            --                --
         Other                                                      --                --
                                                              --------          --------
                    Total Charge-Offs                           (3,072)             (196)
                                                              --------          --------
       Recoveries
         Commercial, financial and agricultural                     21                44
         Real estate - construction                                 --                --
         Real estate - mortgage                                    169               188
         Consumer loans                                              7                 5
         Lease Financing                                            --                --
         Other                                                      --                --
                                                              --------          --------
           Total Recoveries                                        197               237
                                                              --------          --------
     Net Recoveries (Charge-Offs)                               (2,875)               41
     Provision Charged to Operations                               475               485
                                                              --------          --------
     Balance, End of period                                   $  3,702          $  6,102
                                                              ========          ========
     Net Charge-Offs During the Period to
     Average Loans Outstanding During the Period Ended            0.81%            -0.01%
                                                              ========          ========
     Allowance for Loan Losses to Total Loans                     1.03%             1.76%
                                                              ========          ========

        For additional information regarding the loan charge-offs in the quarter ended June 30, 2000, see "MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --RESULTS OF OPERATIONS -- Provision for Loan and Lease Losses."

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

        The following reflects the Company's net interest income sensitivity analysis as of June 30, 2000:


                                                               (Dollars in Thousands)
                                   Estimated Net                   Market Value
                                     Interest             ------------------------------
       Simulated Rate Changes   Income Sensitivity          Assets           Liabilities
      ------------------------ --------------------       -----------        -----------
         +200 basis points            -9.43%              $   469,397        $   435,599
         -200 basis points             7.57%              $   502,764        $   437,583

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Our principal operating subsidiary, Foothill Independent Bank, which is a California state chartered bank (the "Bank"), accounts for substantially all of our revenues and income. Accordingly, the following discussion focuses primarily on its operations and financial condition.

RESULTS OF OPERATIONS

        OVERVIEW. During the first half of 2000, we generated net earnings of $3,222,000, which represented an increase of $157,000, or 5%, over net earnings in the first half of 1999. That increase was due primarily to a reduction in non-interest expense, and, to a lesser extent, an increase in interest income, which was partially offset by an increase in interest expense. Net earnings for the six months ended June 30, 2000 represented an annualized return on average assets of 1.37% and an annualized return on average equity of 13.85%, compared to 1.32% and 12.94%, respectively, for the same six months of 1999.

        NET INTEREST INCOME. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $455,000, or 3.4%, in the six month period ended June 30, 2000, as compared to the same period of 1999, primarily as a result of a $1,365,000, or 7.7%, increase in interest income that more than offset an increase in interest expense of $910,000, or 21.7%. The increase in interest income was attributable primarily to increases in the volume of outstanding loans, and, to a lesser extent, increases in interest charged on loans in response to increases in market rates of interest. The increase in interest expense was due primarily to increases in the volume of time certificates of deposits ("time deposits"), including those in denominations of $100,000 or more ("TCD's") on which the Bank pays its highest rates of interest. Primarily as a result of that increase in the volume of time deposits in the second quarter of 2000, interest expense increased by $656,000, or 31.8%, which more than offset an increase of 495,000, or 5.5%, in interest income. As a result, net interest income for the second quarter of 2000 declined by $161,000, or 2.3%, compared to the second quarter of 1999.

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

        NET INTEREST MARGIN. We attempt to reduce our exposure to interest rate changes and, thereby, at least to maintain and, if possible, to increase, our net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCD's and other time deposits, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. At the end of 1999, we made the decision to offer programs designed to bring more time deposits into the Bank, after two years of allowing those deposits to "run off". As a result, demand and savings (including money market) deposits represented 74% of average total deposits at June 30, 2000, with time deposits representing 26%, as compared to 79% and 21%, respectively, at December 31, 1999, and 73% and 27%, respectively, at June 30, 1999.

        As a result, in the quarter and six months ended June 30, 2000, our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) was 6.30% and 6.55%, respectively, compared to 6.74% and 6.56% for the corresponding periods of 1999. However, our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the "Peer Group Banks").

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

        PROVISION FOR LOAN AND LEASE LOSSES. We follow the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"), which is adjusted periodically to reflect changes in
(i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions. During the second quarter of 2000, we charged off $3.055 million of non-accrual loans to their net realizable value, due to the bankruptcy of a large corporate borrower. These losses had had been fully reserved for in our Loan Loss Reserve by means of provisions for loan losses that we made in previous years and, as a result, these charge-offs had no effect on our operating results during the six months or quarter ended June 20, 2000. The charge off of those non-accrual loans resulted in an overall improvement in the quality of our loan portfolio, as is indicated by the following: the ratio of non-performing loans-to-total loans improved to 1.04% at June 30, 2000 from 2.08% at June 30, 1999; the ratio of non-performing assets-to-total assets improved to 1.27% at June 30, 2000 compared to 1.94% at June 30, 1999; and the ratio of non-performing loans-to-total loan loss reserve improved to 1.49% at June 30, 2000 from 1.39% at June 30, 1999.

        Excluding the above-mentioned loan charge-offs, recoveries of previously "charged-off" loans exceeded loan charge-offs by $181,000 in the first six months of 2000. By comparison, in the same six months of 1999, recoveries of previously charged-off loans exceeded loan charge-offs by $99,000. See Note 7 to our Condensed Consolidated Financial Statements contained in Part I of this Report for further information with respect to an analysis of the Bank's loan and lease loss experience for the first half of 2000 compared to the experience for 1999.

        Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." We made provisions for potential loan and lease losses of $455,000 and $475,000, respectively, in the three and six-month periods ended June 30, 2000, as compared to $124,000 and $280,000 for the corresponding periods of 1999; and, at June 30, 2000, the Loan Loss Reserve was approximately $3,702,000 or 1.03% of total loans and leases outstanding, compared to approximately $5,955,000 or 1.91% of total loans and leases outstanding at June 30, 1999.

        OTHER INCOME. Other income decreased by $77,000 or 6.2%, and $136,000 or 5.8%, in the quarter and six-month periods ended June 30, 2000, compared to the same periods of 1999, because other income in the in the first half of 1999 included a one-time gain on the sale of SBA loans. Decreases in transaction fees and service charges collected on deposits and other banking transactions also contributed, to a lesser extent, to this decline in other income.

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

        In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits and, thereby, improve the Bank's net interest margin, it has been our policy to provide a much higher level of personal service to our customers than the level of services that are provided by many of our competitors. As a result, our net interest margin has usually exceeded the average net interest margin of the Peer Group Banks.

        Nevertheless, during the 1999 and continuing into 2000, we implemented a number of cost reduction programs designed to reduce non-interest expenses and, thereby increase operating efficiencies, without adversely affecting the quality of service we provide to our customers. As a result of those programs, during the three and six month periods ended June 30, 2000, we reduced our operating expenses by $159,000 and $696,000, respectively, compared to the same periods of 1999. Those expense reductions resulted in improvements in our efficiency ratio (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income) to 64.7% and 65.3%, respectively, in the three and six month periods ended June 30, 2000, from 68.5% % and 67.7%, respectively, for the same three and six month periods of 1999.

        INCOME TAXES. Income taxes increased by approximately $58,000 or 6.5% and $126,000 or 7.2%, respectively, during the three and six month periods ended June 30, 2000 compared to the same periods of 1999, primarily as a result of the increases in pre-tax income.

FINANCIAL CONDITION

        Our total assets increased during the six months ended June 30, 2000 by $26,317,000 or 5.7%, when compared to total assets at December 31, 1999. Average assets at June 30, 2000 were $10,898,000 or 2.3%, higher than total average assets at December 31, 1999. As mentioned above, in the latter part of 1999 we implemented programs designed to attract additional time deposits primarily to fund increases in the volume of our loans. As a result the volume of time deposits grew at a greater rate than did the volume of demand, savings and money market deposits during the six months ended June 30, 2000. However, despite that growth, the volume of demand, savings and money market deposits at the Bank represented 73.8% of total deposits at June 30, 2000, as compared to only 26.2% for time deposits, and time deposits in denominations of $100,000 or more increased to only 10.6% of total deposits at June 30, 2000 from 10.2% of total deposits at December 31, 1999.

        LIQUIDITY MANAGEMENT. Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund our customers' requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At June 30, 2000, the principal sources of liquidity consisted of $30,683,000 of cash and demand balances due from other banks; $8,100,000 in Federal funds sold; $9,534,000 in short-term (maturities of 45 days or less) commercial paper; and $4,000,000 in an overnight repurchase agreement, which, together, totaled $52,317,000, as compared to $27,862,000 at December 31, 1999. Other sources of liquidity include $46,499,000 in securities available-for-sale, of which approximately $12,015,000 mature within one year; and $1,979,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less. We also have established facilities enabling us to borrow up to $10,100,000 of Federal funds from other banks and we have an unused $6,447,000 line of credit with the Federal Home Loan Bank. During the third quarter of 1999 we also received approval from the Federal Reserve Bank of San Francisco to establish an account that will also allow us to borrow at their discount window should the need arise. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $7,312,000 at June 30, 2000, require regular installment payments from customers, providing us with a steady flow of cash funds. Accordingly, we believe that we have adequate cash and cash equivalent resources to meet any increases in demand for loans-and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

        CAPITAL RESOURCES. The increases in earnings achieved since January 1, 1997 caused our capital ratios to increase in relation to regulatory capital requirements. However, those increases in capital also caused our return on average equity to remain relatively fixed despite the increases in earnings. As a result, in 1998, our Board of Directors authorized an open market stock repurchase program to be funded out of earnings. Between the commencement of that program in late 1998 and March 31, 2000, we purchased a total of 709,721 shares of common stock for an aggregate price of approximately $8,818,000 and, in June of 2000, the Board of Directors authorized the continuation of that repurchase program for an additional 5% of the outstanding shares.

        In September of 1999, the Board of Directors adopted a new cash dividend policy which provides for the Company to pay quarterly cash dividends of $0.08 per share. Pursuant to that policy, quarterly cash dividends of $0.08 per share were paid in January 2000, and May 2000, and a third such dividend was declared in June 2000, which will be paid on August 22, 2000 to shareholders of record as of August 7, 2000.

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

        We continue to evaluate and explore opportunities to expand our market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets. We believe that the mergers and consolidations of a number of independent banks that have occurred since 1997 have created opportunities for us to increase our market share in those areas. We took advantage of those opportunities within our existing market areas in 1998 and 1999, during which we established a substantial number of new customer relationships and increased the volume of our demand, savings and money market deposit balances obtained largely from customers of the merged banks who we disaffected by the quality of services they were receiving. We believe that there are still expansion and growth opportunities within and adjacent to our existing market areas and in furtherance of our strategic plans designed to take advantage of those opportunities, we plan to open our 12th banking office, in the city of Temecula, California.

        At June 30, 2000, the Bank's Tier 1 leverage ratio and Tier 1 risk-based capital ratio were 9.58% and 11.48%, respectively, which were in excess of minimum bank regulatory requirements. Our consolidated Tier 1 risk-based capital ratio was 11.52%. The risk-based capital ratio is determined by weighting our assets in accordance with certain risk factors and, the higher the risk profile of the assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Tier 1 capital and Tier 1 risk-based capital ratios of the Bank compare favorably with those of the Peer Group Banks.

        Under accounting principles that address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, any unrealized gain on such securities is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity. At June 30, 2000, we recorded a valuation reserve for unrealized losses on such securities aggregating approximately $545,000. A substantial portion of this amount is related to certain investments in mutual funds, which are classified as investments in marketable equity securities, but which we have held for several years and intend to continue to hold for the foreseeable future.

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

        INCREASED COMPETITION. Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require us to reduce interest rates and loan fees to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce interest income and net interest margins.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

               A Special Meeting of Shareholders of the Company was held on April 25, 2000. Set forth below is a description of, and the outcome of the vote, on each matter presented for a vote of the shareholders.

---------------------------------------------------------------------------------------------------------------------
                                                               VOTES         SHARES         BROKER          OUTCOME
              MATTER                          VOTES FOR       AGAINST      ABSTAINING      NON-VOTES        OF VOTE
              ------                          ---------       -------      ----------      ---------        -------
---------------------------------------------------------------------------------------------------------------------
1. Change in State of Incorporation from
   California to Delaware                     3,171,128      1,315,027         29,430        630,804        Approved
---------------------------------------------------------------------------------------------------------------------
2. Classification of Board of
   Directors into three classes               3,083,407      1,308,761         89,346        664,875        Approved
---------------------------------------------------------------------------------------------------------------------
3. Elimination of Cumulative
   Voting in Election of Directors            3,278,467      1,103,289         99,756        664,405        Approved
---------------------------------------------------------------------------------------------------------------------
4. Requiring a Two-Third's Vote
   of Shareholders to Amend the               3,307,605      1,426,436         53,629        358,719        Approved
   Bylaws
---------------------------------------------------------------------------------------------------------------------
5. Requirement of Board Approval
   for Shareholder Action to be
   taken by Written Consent                   2,994,719      1,420,790        104,945        625,935        Approved
---------------------------------------------------------------------------------------------------------------------
6. Restricting the Ability of
   Shareholders to Call Special                                                                                Not
   Shareholder Meetings                       2,845,265      1,539,677        135,470        625,977        Approved*
---------------------------------------------------------------------------------------------------------------------
7. An increase in the Authorized
   Number of Shares of Common
   Stock to 25 Million Shares                 3,753,410      1,341,285         51,694              0        Approved
---------------------------------------------------------------------------------------------------------------------
8. Authorization of a new class                                                                                Not
   of 10 million Preferred Shares             2,871,259      1,543,285        109,739        622,106        Approved*
---------------------------------------------------------------------------------------------------------------------

----------

* The votes cast for approval of these two matters was less than a majority of the number of shares outstanding, which was the vote required to approve these matters.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (A)    Exhibits:

                      27 -- Financial Data Schedule

               (b)    Reports on Form 8-K:

                      There were no Reports on Form 8-K for events occurring in the quarter ended June 30, 2000.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 10, 2000                  FOOTHILL INDEPENDENT BANCORP

                                        By:  /s/ CAROL ANN GRAF
                                           -------------------------------------
                                           Carol Ann Graf
                                           Senior Vice President and Chief
                                           Financial Officer and Assistant
                                           Secretary

                                INDEX TO EXHIBITS


EXHIBIT                                                            SEQUENTIALLY
NUMBER                       DESCRIPTION                           NUMBERED PAGE
------                       -----------                           -------------
  27                         Financial Data Schedule