Form 10-Q
period 2000-09-30
FOOTHILL INDEPENDENT BANCORP
filed 2000-11-14
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended       September 30, 2000
                                 ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                        to
                                   -----------------------   -------------------

                         Commission file number 0-11337


                          FOOTHILL INDEPENDENT BANCORP
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                           95-3815805
-----------------------------------                       ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


510 SOUTH GRAND AVENUE, GLENDORA, CALIFORNIA                      91741
--------------------------------------------              ---------------------
  (Address of principal executive offices)                      (Zip Code)


                        (626) 963-8551 or (909) 599-9351
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               --------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

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

             5,301,241 shares of Common Stock as of November 3, 2000

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               September 30,      December 31,
                                                                    2000              1999
                                                               -------------      ------------
                                                                   (Dollars in Thousands)
ASSETS

Cash and due from banks                                          $  26,327         $  23,262
Federal funds sold                                                  15,500             3,600
                                                                 ---------         ---------
         Total Cash and Cash Equivalents                            41,827            26,862

Interest-bearing deposits in other financial institutions            6,030             7,919
Investment Securities Held-To-Maturity (approximate
  market value: $20,422 in 2000 and $7,245 in 1999):
     U.S. Treasury                                                     999             2,997
     U.S. Government Agencies                                       16,374             1,000
     Municipal Agencies                                              1,053             1,062
     Other Securities                                                2,250             2,250
                                                                 ---------         ---------
         Total Investment Securities Held-To-Maturity               20,676             7,309
Investment Securities Available-For-Sale                            39,350            56,015
                                                                 ---------         ---------
Loans, net of unearned discount and prepaid
     points and fees                                               369,026           343,294
Direct lease financing                                               1,225             2,341
     Less reserve for possible loan and lease losses                (3,901)           (6,102)
                                                                 ---------         ---------
         Total Loans & Leases, net                                 366,350           339,533
Bank premises and equipment                                          6,641             6,779
Accrued interest                                                     2,827             2,928
Other real estate owned, (net of allowance for
  possible losses of $-0- in 2000 and $42 in 1999)                   2,420             1,714
Cash surrender value of life insurance                               5,410             4,997
Prepaid expenses                                                     1,450             1,618
Deferred tax asset                                                   2,234             2,412
Other assets                                                           518               590
                                                                 ---------         ---------
         TOTAL ASSETS                                            $ 495,973         $ 458,676
                                                                 =========         =========
LIABILITIES AND STOCKHOLDERS EQUITY

Deposits
     Demand deposits                                             $ 142,910         $ 133,115
     Savings and NOW deposits                                      106,054           101,839
     Money market deposits                                          71,122            72,400
     Time deposits in denominations of $100,000 or more             46,318            40,408
     Other time deposits                                            70,410            49,502
                                                                 ---------         ---------
         Total deposits                                            436,814           397,264
Accrued employee benefits                                            2,033             2,002
Accrued interest and other liabilities                               1,073             2,152
Short-term debt                                                      8,000             8,800
Long-term debt                                                           0                19
                                                                 ---------         ---------
         Total Liabilities                                         447,920           410,237
Stockholders' Equity
   Capital stock - authorized 25,000,000 shares,
     par value $.001 per share; issued and outstanding:
     5,354,213 in 2000 and 5,772,614 in 1999                        36,742            36,415
   Additional Paid-in Capital                                          963               963
   Retained Earnings                                                10,788            11,898
   Accumulated Other Comprehensive Income                             (440)             (837)
                                                                 ---------         ---------
       Total Stockholders' Equity                                   48,053            48,439
                                                                 ---------         ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 495,973         $ 458,676
                                                                 =========         =========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)

                                                               Nine Months Ended            Three Months Ended
                                                                  September 30,                September 30,
                                                             ----------------------        --------------------
                                                              2000            1999          2000          1999
                                                             -------        -------        ------        ------
Interest income:
   Interest and fees on loans                                $25,238        $21,643        $8,561        $7,199
   Interest on investment securities
     U.S. Treasury                                                61            365            13            83
     Obligations of other U.S. government agencies             1,925          1,974           675           662
     Municipal agencies                                          237            264            76            87
     Other securities                                            732          1,077           247           413
   Interest on deposits                                          154            641            60           233
   Interest on Federal funds sold                                464            410           190           119
   Lease financing income                                         63            133            17            41
                                                             -------        -------        ------        ------
         Total Interest Income                                28,874         26,507         9,839         8,837
Interest expense:
   Interest on savings & NOW deposits                          1,165          1,154           388           386
   Interest on money market deposits                           2,267          2,094           794           742
   Interest on time deposits in denominations of
     $100,000 or more                                          1,930          1,174           718           360
   Interest on other time deposits                             2,600          1,858         1,014           609
   Interest on borrowings                                         54              4             6             1
                                                             -------        -------        ------        ------
         Total Interest Expense                                8,016          6,284         2,920         2,098
                                                             -------        -------        ------        ------
         Net Interest Income                                  20,858         20,223         6,919         6,739
Provision for loan and lease losses                              665            485           190           205
                                                             -------        -------        ------        ------
Net Interest Income After Provisions for
  Loan and Lease Losses                                       20,193         19,738         6,729         6,534
Other income
   Fees and service charges                                    3,293          3,309         1,153         1,094
   Gain on sale SBA loans                                         27            112            21            12
   Other                                                          75             42            19            19
                                                             -------        -------        ------        ------
         Total other income                                    3,395          3,463         1,193         1,125
Other expenses
   Salaries and benefits                                       7,357          7,294         2,331         2,504
   Occupancy expenses, net of revenue of $154 in 2000
     and $141 in 1999                                          1,661          1,574           547           538
   Furniture and equipment expenses                            1,153          1,223           376           398
   Other expenses (Note 2)                                     5,537          5,716         1,898         1,652
                                                             -------        -------        ------        ------
         Total Other Expenses                                 15,708         15,807         5,152         5,092
                                                             -------        -------        ------        ------
Income before income taxes                                     7,880          7,394         2,770         2,567
Provision for income taxes                                     2,911          2,699         1,023           937
                                                             -------        -------        ------        ------
NET INCOME                                                   $ 4,969        $ 4,695        $1,747        $1,630
                                                             =======        =======        ======        ======
Earnings per share
   Basic                                                     $  0.91        $  0.79        $ 0.33        $ 0.28
                                                             =======        =======        ======        ======
   Diluted (Note 3)                                          $  0.85        $  0.75        $ 0.30        $ 0.26
                                                             =======        =======        ======        ======

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                                             Accumulated
                                          Number of                Additional                                   Other
                                           Shares     Capital       Paid-In    Comprehensive    Retained    Comprehensive
                                         Outstanding   Stock        Capital        Income       Earnings        Income       Total
                                         -----------  --------     ---------- ---------------   --------    -------------  --------
BALANCE, January 1, 1999                  5,985,244   $ 36,057        $ 963                     $ 11,516       $  (157)    $48,379

Cash dividend                                                                                     (1,481)         (466)     (1,947)

Exercise of stock options                    17,579        124                                                                 124

Common stock issued under Employee
Benefit and Dividend reinvestment            13,090        187                                                                 187
Plans

Common stock repurchased and retired       (179,179)                                              (2,563)                   (2,563)

Comprehensive Income
   Net Income                                                                        4,695         4,695                     4,695
   Unrealized security holding losses
     (Net of taxes $194)                                                              (509)                       (509)       (509)
                                                                                 ---------
  Total Comprehensive Income                                                         4,186                                   3,532
                                          ---------   --------        -----      =========      --------       -------    --------
BALANCE, September 30, 1999               5,836,734   $ 36,368        $ 963                     $ 12,167       $(1,132)   $ 48,366
                                          =========   ========        =====                     ========       =======    ========

BALANCE, January 1, 2000                  5,772,614     36,415          963                       11,898          (837)     48,439

Cash dividend                                                                                       (853)                     (853)

Exercise of Stock Options                     4,048         24                                                                  24

Common stock issued under Employee
Benefit and Dividend reinvestment            31,030        303                                                                 303
Plans

Common stock repurchased and retired       (453,479)                     --                       (5,226)                   (5,226)

Comprehensive Income
  Net Income                                                                         4,969         4,969                     4,969
  Unrealized security holding gains
     (net of taxes of $177)                                                            397                         397         397
                                                                                 ---------
Total Comprehensive Income                                                           5,366                                   4,358
                                         ----------   --------        -----     ==========      --------       -------    --------
BALANCE, September 30, 2000               5,354,213   $ 36,742        $ 963                     $ 10,788       $  (440)   $ 48,053
                                         ==========   ========        =====                     ========       =======    ========

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                                 2000                  1999
                                                                                              -----------         -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
     Interest and fees received                                                               $    28,810         $    26,722
     Service fees and other income received                                                         2,984               3,128
     Financing revenue received under leases                                                           63                 133
     Interest paid                                                                                 (7,749)             (6,421)
     Cash paid to suppliers and employees                                                         (15,608)            (15,043)
     Income taxes paid                                                                             (2,916)             (2,314)
                                                                                              -----------         -----------
              Net Cash Provided (Used) by Operating Activities                                      5,584               6,205
                                                                                              -----------         -----------
Cash Flows From Investing Activities:
     Proceeds from maturity of investment securities (AFS)                                      1,356,319           1,730,101
     Purchase of investment securities (AFS)                                                   (1,354,591)         (1,714,638)
     Proceeds from maturity of investment securities (HTM)                                          2,140               9,563
     Purchase of investment securities (HTM)                                                         (132)             (6,039)
     Proceeds from maturity of deposits in other financial institutions                            10,892              24,839
     Purchase of deposits in other financial institutions                                          (9,003)            (28,011)
     Net (increase) decrease in credit card and revolving credit receivables                          (16)                352
     Recoveries on loans previously written off                                                       103                 107
     Net (increase) decrease in loans                                                             (28,906)            (21,619)
     Net (increase) decrease in leases                                                              1,116               1,069
     Proceeds from property, plant & equipment                                                         20                  20
     Capital expenditures                                                                          (1,526)               (970)
     Proceeds from sale of other real estate owned                                                     --               1,134
     Stock repurchased and retired                                                                 (5,226)             (2,563)
                                                                                              -----------         -----------
              Net Cash Provided (Used) in Investing Activities                                    (28,810)             (6,665)
                                                                                              -----------         -----------
Cash Flows From Financing Activities
     Net increase (decrease) in demand deposits, NOW accounts,
     savings accounts and money market deposits                                                    12,718              10,213
     Net increase (decrease) in certificates of deposit with maturities of three                    4,319               3,245
     months or less
     Net increase (decrease) in certificates of deposit with maturities of more than               22,499             (14,764)
     three months
     Net increase (decrease) in short term borrowing                                                 (800)                 --
     Proceeds from exercise of stock options                                                           24                 124
     Proceeds from stock issued under employee benefit and dividend reinvestment plans                303                 187
     Principal payment on long term debt                                                              (19)                (40)
     Dividends paid                                                                                  (853)             (1,481)
                                                                                              -----------         -----------
              Net Cash Provided by Financing Activities                                            38,191              (2,516)
                                                                                              -----------         -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                               14,965              (2,966)
Cash and Cash Equivalents at Beginning of Year                                                     26,862              37,482
                                                                                              -----------         -----------
Cash and Cash Equivalents at September 30, 2000 and 1999                                      $    41,827         $    34,516
                                                                                              ===========         ===========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 -----------------------
                                                                  2000            1999
                                                                 -------         -------
Net Income                                                       $ 4,969         $ 4,695
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities
     Depreciation and amortization                                   977             960
     Provision for possible credit losses                            665             485
     Provision for possible OREO losses                               42             (46)
     Loss on sale of equipment                                         2               3
     Provision for deferred taxes                                    178              98
     Increase (decrease) in taxes payable                           (183)            287
     Decrease in other assets                                         66              13
     Decrease in interest receivable                                 101             329
     Increase (decrease) in discounts and premiums                  (102)             19
     Increase (decrease) in interest payable                         267            (137)
     (Increase) decrease in prepaid expenses                         168              (2)
     (Decrease) in accrued expenses and other liabilities         (1,153)           (161)
     Increase in cash surrender value of live insurance             (413)           (338)
                                                                 -------         -------
          Total Adjustments                                          615           1,510
                                                                 -------         -------
Net Cash Provided (Used) by Operating Activities                 $ 5,584         $ 6,205
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

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (dollars in thousands)
                           September 30, 2000 and 1999

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

NOTE #2 - OTHER EXPENSES

         The following is a breakdown of other expenses for the nine and three month periods ended September 30, 2000 & 1999.

                                                       Nine Months Ended       Three Months Ended
                                                         September 30,            September 30,
                                                     --------------------      ------------------
                                                      2000          1999        2000        1999
                                                     -------       ------      ------      ------
         Data processing                             $   799       $  714      $  266      $  246
         Marketing expenses                              769          878         205         275
         Office supplies, postage and telephone          797          847         288         265
         Bank Insurance                                  360          327         121          45
         Supervisory Assessments                          88           69          26          28
         Professional Expenses                         1,122        1,406         357         327
         Provision for OREO Loss                          --           64          --          18
         Provision for Y2K Expense                      (285)          --          --          --
         Other Expenses                                1,887        1,411         635         448
                                                     -------       ------      ------      ------
         Total Other Expenses                        $ 5,537       $5,716      $1,898      $1,652
                                                     =======       ======      ======      ======

NOTE #3 - EARNINGS PER SHARE

         The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (amounts in thousands):

                                        Nine Months Ended September 30,          Three Months Ended September 30,
                                    --------------------------------------     -------------------------------------
                                          2000                  1999                 2000                 1999
                                    ----------------     -----------------     -----------------    ----------------
                                    Income    Shares     Income     Shares     Income     Shares    Income    Shares
                                    ------    ------     ------     ------     ------     ------    ------    ------

Net income as reported              $4,969               $4,695                $1,747               $1,630
Shares outstanding at period end               5,354                 5,837                 5,354               5,837
Impact of weighting shares
  purchased during the period                    125                    73                    (8)                 34
                                    ------    ------     ------     ------     ------     ------    ------    ------
    Used in Basic EPS                4,969     5,479      4,695      5,910      1,747      5,346     1,630     5,871
Dilutive effect of outstanding
  stock options                                  386                   361                   388                 351
                                    ------    ------     ------     ------     ------     ------    ------    ------
    Used in Dilutive EPS            $4,969     5,865     $4,695      6,271     $1,747      5,734    $1,630     6,222
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

         Deposits

         The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at September 30, 2000. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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


         The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at September 30, 2000.

         The estimated fair values of the Bank's financial instruments are as follows:

                                                         September 30, 2000
                                                    ----------------------------
                                                    Carrying Amount   Fair Value
                                                    ---------------   ----------
                                                         (dollars in thousands)
         Financial Assets
            Cash and Cash equivalents                  $ 41,827        $ 41,827
            Investment securities and deposits           66,296          63,768
            Loans                                       369,189         365,977
            Direct lease financing                        1,225           1,216
         Financial Liabilities
            Deposits                                    436,814         436,834
            Short term debt                               8,000           8,000
            Long term debt                                    0               0
         Unrecognized Financial Instruments
            Commitments to extend credit                 47,118          47,118
            Standby letters of credit                       954             954

NOTE # 6 - NON-PERFORMING LOANS

         The following table sets forth information regarding the Bank's non-performing loans at September 30, 2000 and December 31, 1999.

                                                         September 30,      December 31,
                                                             2000               1999
                                                         -------------      ------------
                                                              (dollars in thousands)
   Accruing Loans More Than 90 Days Past Due (1)
      Aggregate Loan Amounts
          Commercial, financial and agricultural            $   --            $  148
          Real Estate                                          240                50
          Installment loans to individuals                      --                 4
          Aggregate Leases                                      --                --
          Total Loans Past Due More Than 90 Days               240               202
      Troubled Debt Restructurings (2)                       1,602             1,780
      Non-accrual loans (3)                                  3,399             6,068
                                                            ------            -------
                     Total Non-Performing Loans             $5,241            $8,050
                                                            ======            ======

-----------------
(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days of more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2) Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3) There were 8 loans on non-accrual status totaling approximately $3,399,000 at September 30, 2000 and 14 loans totaling approximately $6,068,000 at December 31, 1999.

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

         As of September 30, 2000, the Bank's classified loans consisted of approximately $11,483,970 of loans classified as substandard. There were no loans classified as doubtful. The Bank's $11,483,970 of loans classified as substandard consisted of approximately $8,084,000 of performing and accruing loans and approximately $3,399,490 of non-accrual loans.


Notes to Condense Consolidated Financial Statements (continued)

NOTE # 7 - RESERVE FOR LOAN AND LEASE LOSSES

         The reserve for loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at September 30, 2000, reflected an amount which, in Management's judgement, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Federal Reserve Bank or Department of Financial Institutions, as an integral part of their examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The examiners may require the Bank to recognize additions to the allowance based upon their judgement of the information available to it at the time of its examination. The Bank was most recently examined by the Federal Reserve Bank as of March 31, 2000.

         The reserve for loan and lease losses at September 30, 2000, was $3,901,000 or 1.05% of total loans and leases. Additions to the reserve are effected through the provision for loan losses which is an operating expense of the Company.

         The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity. The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                                             September 30,   December 31,
                                                                  2000           1999
                                                             -------------   ------------
                                                                (dollars in thousands)
         Allowance for Loan Losses
            Balance, Beginning of period                         $ 6,102        $ 5,576
            Charge-Offs
              Commercial, financial and agricultural              (3,067)          (112)
              Real estate - construction                              --             --
              Real estate - mortgage                                  --            (45)
              Consumer Loans                                         (29)           (39)
              Lease Financing                                         --             --
              Other                                                   --             --
                                                                 -------        -------
                           Total Charge-Offs                      (3,096)          (196)
                                                                 -------        -------
            Recoveries
              Commercial, financial and agricultural                  53             44
              Real estate - construction                              --             --
              Real estate - mortgage                                 170            188
              Consumer loans                                           7              5
              Lease Financing                                         --             --
              Other                                                   --             --
                                                                 -------        -------
                Total Recoveries                                     230            237
                                                                 -------        -------
         Net Recoveries (Charge-Offs)                             (2,866)            41
         Provision Charged to Operations                             665            485
                                                                 -------        -------
         Balance, End of period                                  $ 3,901        $ 6,102
                                                                 =======        =======
         Net Charge-Offs During the Period to Average Loans
         Outstanding During the Period Ended                        0.80%         (0.01)%
                                                                 =======        =======
         Allowance for Loan Losses to Total Loans                   1.05%          1.76%
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

         For additional information regarding the loan charge-offs in the quarter ended September 30, 2000, see "MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --RESULTS OF OPERATIONS -- Provision for Loan and Lease Losses."

NOTE # 8 - MARKET RISK

         The Company's management utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits which specify maximum tolerance level for net interest income exposure over a one year horizon assuming no balance sheet growth and 100 and 300 basis point upward and downward shifts in interest rates. Parallel and pro rata shifts in rates over a 12-month period are assumed.

         The Company does not engage in any hedging activities and does not have any derivative securities in its portfolio. The following reflects the Company's net interest income sensitivity analysis as of September 30, 2000:

                                                                   (Dollars in Thousands)
                                                                        Market Value
                                       Estimated Net Interest   ---------------------------
          Simulated Rate Changes         Income Sensitivity     Assets          Liabilities
          ----------------------       ----------------------  --------         -----------
             +100 basis points                 -4.28%          $477,084          $463,744
             +300 basis points                -12.92%          $462,843          $435,761
             -100 basis points                  3.49%          $492,997          $437,752
             -300 basis points                  6.52%          $510,873          $438,786

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

         Certain information contained in this Report include statements that are forward-looking, such as statements relating to the Company's expectations regarding its future financial performance and its future plans and activities. Such forward-looking information involves risks and uncertainties that could cause our actual financial performance to differ, possibly significantly, from our expected future financial performance. A discussion of those risks and uncertainties follows this Section of this Form 10-Q Report and readers of this Report are urged to review that discussion.

GENERAL

         Our principal operating subsidiary, Foothill Independent Bank, which is a California state chartered bank (the "Bank"), accounts for substantially all of our revenues and income. Accordingly, the following discussion focuses primarily on its operations and financial condition.

RESULTS OF OPERATIONS

         OVERVIEW. During the first nine months of 2000, we generated net earnings of $4,969,000, which represents an increase of $274,000, or 6%, over net earnings in the first nine months of 1999. That increase was due primarily to an increase in interest income and, to a lesser extent, to a reduction in non-interest expense. Net earnings for the nine months ended September 30, 2000 represent an annualized return on average assets of 1.38% and an annualized return on average equity of 14.2%, compared to 1.35% and 13.0%, respectively, for the same period of 1999. On a per share basis, our net earnings increased by 15% to $0.91 for the nine months ended September 30, 2000, from $0.79 for the same nine months of 1999, due to the increase in net earnings and a reduction in the weighted average number of shares outstanding to 5,479,000 shares for the nine months ended September 30, 2000, from 5,910,000 shares for the same nine months of 1999, as a result of stock repurchases that we made under our open market and private stock purchase program.

         NET INTEREST INCOME. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $635,000, or 3.1%, in the nine month period ended September 30, 2000, as compared to the same period of 1999, primarily as a result of a $2,367,000, or 8.9%, increase in interest income that was partially offset by an increase of $1,732,000, or 27.6%, in interest expense. Net interest income for the third quarter of 2000 increased by $180,000, or 2.7%, compared to the third quarter of 1999, primarily as a result of a $1,002,000, or 11.3%, increase in interest income which more than offset a $822,000, or 39.2%, increase in interest expense. These increases in interest income in the three and nine month periods ended September 30, 2000 were attributable primarily to increases in the volume of outstanding loans, and, to a lesser extent, increases in interest rates charged on loans in response to increases in market rates of interest. The increase in interest expense was due primarily to increases in the volume of time certificates of deposits ("time deposits"), including those in denominations of $100,000 or more ("TCD's") on which the Bank pays its highest rates of interest and, to a lesser extent, on higher rates paid on interest bearing deposits due to increases in market rates of interest.

         RATE SENSITIVITY AND NET INTEREST MARGIN.

            RATE SENSITIVITY. Like other banks and bank holding companies, our margins (that is, the difference between yields we are able to realize on loans and other interest earning assets and the interest we pay on deposits) are affected by a number of factors, including the relative percentages or the "mix" of (i) our assets, between loans, on the one hand, on which we are able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields generally are lower; (ii) variable and fixed rate loans in our loan portfolio; and (iii) demand and savings deposits, on the one hand, and time deposits, on the other hand, on which we pay higher rates of interest.

            It is generally the case that a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank with a high percentage of time deposits generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on time deposits cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to be withdrawn in order to reduce interest expense.

            NET INTEREST MARGIN. We attempt to reduce our exposure to interest rate fluctuations and, thereby, at least to maintain and, if possible, to increase, our net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCD's and other time deposits, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. At the end of 1999, we made the decision to offer programs designed to bring additional TCD's in to the Bank, after two years of allowing those deposits to "run off". As a result, demand and savings (including money market) deposits represented 75% of average total deposits at September 30, 2000, with TCD deposits representing 25%, compared to 79% and 21%, respectively, at December 31, 1999, and 78% and 22%, respectively, at September 30, 1999. As a result, in the quarter and nine months ended September 30, 2000, the Bank's net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) was 6.31% and 6.47%, respectively, compared to 6.39% and 6.44% for the same periods of 1999. However, our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the "Peer Group Banks").

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

         PROVISION FOR LOAN AND LEASE LOSSES. We follow the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Write-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against this reserve (the "Loan Loss Reserve"). This Reserve is adjusted periodically to reflect changes in (i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." During the second quarter of 2000, we charged off $3.055 million of non-accrual loans to their then net realizable value, due to the bankruptcy of a large corporate borrower. These loans had been fully reserved against potential losses during the previous fiscal years and, as a result, these charge-offs had no effect on our operating results during the nine months ended September 30, 2000. The quality of our loan portfolio was improved, however, as a result of these charge-offs, as is indicated by the following: the ratio of non-performing loans-to-total loans improved to 0.98% at September 30, 2000 from 1.89% at September 30, 1999; and the ratio of non-performing assets-to-total assets improved to 1.22% at September 30, 2000 compared to 1.64% at September 30, 1999.

         In the three and nine-month periods ended September 30, 2000, we made provisions for potential loan and lease losses of $190,000 and $655,000, respectively, as compared to $205,000 and $485,000 for the corresponding periods of 1999. At September 30, 2000, the Loan Loss Reserve was approximately $3,901,000 or 1.05% of total loans and leases outstanding, compared to approximately $6,111,000 or 1.94% of total loans and leases outstanding at September 30, 1999. Excluding the above-mentioned second quarter charge-offs, recoveries of previously "charged-off" loans exceeded loan charge-offs by $189,000 in the first nine months of 2000. By comparison, in the same nine months of 1999, recoveries of previously charged-off loans exceeded loan charge-offs by $50,000. See Note 7 to our Condensed Consolidated Financial Statements in this Report for further information with respect to an analysis of the Bank's loan and lease loss experience for the first nine months of 2000 compared to the experience for 1999.

         OTHER INCOME. Other income increased by $68,000 or 6.0%, in the quarter ended September 30, 2000, compared to the same quarter of 1999, due primarily to increases in transaction fees and service charges collected on deposits and other banking transactions. For the nine months ended September 30, 2000, other income decreased by $68,000, or 2.0%, compared to the same period of 1999, primarily due to a one-time gain on the sale of SBA loans in the first half of 1999 that was not realized in the first half of 2000.

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

         In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits and, thereby, improve our net interest margin, it has been our policy to provide a higher level of personal service to our customers than the level of services that are provided by many of our competitors. As a result, our net interest margin has usually exceeded the average net interest margin of the Peer Group Banks and more than offset the adverse effects that the higher costs of providing such services would otherwise have had on our profitability.

         Nevertheless, during the 1999 and continuing into 2000, we implemented a number of cost reduction programs designed to reduce non-interest expenses and, thereby increase operating efficiencies, without adversely affecting the quality of service we provide to our customers. As a result of those programs, during the nine month period ended September 30, 2000, we were able to reduce our non-interest expenses by $99,000 compared to the same period of 1999, despite a $60,000 increase in those expenses in the three-month period ended September 30, 2000. Additionally, our "efficiency ratio" (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income) improved to 60.8% and 63.8%, respectively, in the three and nine month periods ended September 30, 2000, from 64.8% and 66.7%, respectively, for the same three and nine month periods of 1999.

         INCOME TAXES. Income taxes increased by approximately $86,000 or 9.2% and $212,000 or 7.8%, respectively, during the three and nine month periods ended September 30, 2000 compared to the same periods of 1999, primarily as a result of the increases in pre-tax income.

FINANCIAL CONDITION

         Our total assets increased during the nine months ended September 30, 2000 by $37,297,000, or 8.1%, when compared to total assets at December 31, 1999. Average assets at September 30, 2000 were $22,942,000 or 4.9%, higher than total average assets at December 31, 1999. As mentioned above, in the latter part of 1999 we implemented programs designed to attract additional time deposits, including TCD's, while continuing programs to increase non-interest bearing checking and lower cost savings and money market deposits. At September 30, 2000, the volume of demand and savings deposits at the Bank was $12,732,000, or 4.17%, higher than at December 31, 1999, while the volume of time deposits, including TCD's, was $26,818,000, or 29.8%, higher than at December 31, 1999. However, the percentage of total deposits represented by time deposits increased only to 26.7% at September 30, 2000 from 22.6% at December 31, 1999.

         LIQUIDITY MANAGEMENT. Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund our customers' requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At September 30, 2000, the principal sources of liquidity consisted of $26,327,000 of cash and demand balances due from other banks and $15,500,000 in Federal funds sold, which, together, totaled $41,827,000, as compared to $27,862,000 at December 31, 1999. Other sources of liquidity include $39,590,000 in securities available-for-sale, of which approximately $12,855,000 mature within one year; $5,000,000 in securities held-to-maturity which mature within one year; and $6,030,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less. We also have established facilities enabling us to borrow up to $10,100,000 of Federal funds from other banks and we have a $13,735,500 line of credit with the Federal Home Loan Bank of which $8,000,000 was in use under a 30-day advance at September 30, 2000. During the third quarter of 1999 we also received approval from the Federal Reserve Bank of San Francisco to establish an account that will also allow us to borrow at their discount window should the need arise. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $6,630,000 at September 30, 2000, require regular installment payments from customers, providing us with a steady flow of cash funds. Accordingly, we believe that we have adequate cash and cash equivalent resources to meet any increases in demand for loans-and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

         CAPITAL RESOURCES. The increases in earnings achieved since January 1, 1997 caused our capital ratios to increase in relation to regulatory capital requirements. However, those increases in capital also caused our return on average equity to remain relatively fixed despite the increases in earnings. As a result, in 1998, our Board of Directors authorized an open market and private stock repurchase program to be funded out of earnings. Between the commencement of that program in late 1998 and March 31, 2000, we purchased a total of 709,721 shares of common stock for an aggregate price of approximately $8,818,000 and, in June of 2000, the Board of Directors authorized the continuation of that repurchase program for an additional 5% of outstanding shares. Between July 1, 2000 and October 31, 2000, we have purchased an additional 53,260 shares for an aggregate purchase price of $553,750.

         In addition, in March 1999, the Board declared a $.25 per share cash dividend that was paid on April 15, 1999 to shareholders of record as of April 5, 1999 and, in September of 1999 the Board adopted a new cash dividend policy which provided for the Company to pay quarterly cash dividends of $.08 per share. In October 2000, the Board of Directors increased the quarterly cash dividend to $0.10 per share.

         In has been and continues to be the objective of the Board of Directors to retain earnings to meet capital requirements under applicable government regulations and to support our growth. As a result, the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve these objectives. For example the retention of earnings in previous years enabled us to fund the opening of four new banking offices and extend the Bank's market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

         We continue to evaluate and explore opportunities to expand our market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets. We believe that the mergers and consolidations of a number of independent banks that have occurred since 1997 have created opportunities for us to increase our market share in those areas. We took advantage of those opportunities within our existing market areas in 1998 and 1999, during which we established a substantial number of new customer relationships and increased the volume of our demand, savings and money market deposit balances obtained largely from customers of the merged banks who we disaffected by the quality of services they were receiving. We believe that there are still expansion and growth opportunities to take advantage of and, we are taking advantage of one of those opportunities by opening our 12th banking office, in the city of Temecula, California in January of 2001.

         At September 30, 2000, the Bank's Tier 1 leverage ratio and Tier 1 risk-based capital ratio were 9.75% and 11.86%, respectively, which were in excess of minimum bank regulatory requirements. Our consolidated Tier 1 risk-based capital ratio was 11.92%. The risk-based capital ratio is determined by weighting our assets in accordance with certain risk factors and, the higher the risk profile of the assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Tier 1 capital and Tier 1 risk-based capital ratios of the Bank compare favorably with those of the Peer Group Banks.

         Under accounting principles that address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, any unrealized gain on such securities is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity. At September 30, 2000, we recorded a valuation reserve for unrealized losses on such securities aggregating approximately $440,000. A substantial portion of this amount is related to certain investments in mutual funds, which are classified as investments in marketable equity securities, but which we have held for several years and intend to continue to hold for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on our net interest income. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, our exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits. See
Note 8 to our Condensed Consolidated Financial Statements in this Report for further information with respect to that dynamic simulation model that, based on certain assumptions, attempts to quantify the impact that simulated upward and downward interest rate changes would have on our net interest income.

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE

         This Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking information, which reflects management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, which are discussed in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission and include the following:

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on September 7, 2000. The only matters voted on at the Annual Meeting were (i) the election of two Class I Directors for a term of two years ending at the Annual Meeting of Stockholders to be held in 2002, and (ii) the election of two Class II Directors for a term of two years ending at the Annual Meeting of Stockholders to be held in 2003. The only persons nominated at the Annual Meeting for election as Class I and Class II Directors were the nominees of the Board of Directors, who are identified below.

         Directors Elected at Annual Meeting. Set forth below is the name of (i) each of the Class I and Class II Directors that were elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

          Nominee/Director             Votes "For"        Votes "Withheld"
          ----------------             -----------        ----------------
         CLASS I DIRECTORS:
           George Langley               4,057,335             507,844
           Max Williams                 4,058,710             506,469

        CLASS II DIRECTORS:
          Donna Miltenberger            4,007,994             557,185
          George Sellers                4,044,852             520,327

         Directors Continuing in Office. The terms of office of the following incumbent Class III directors extend to 2001 and, therefore, they did not stand for re-election at the 2000 Annual Meeting: Richard Galich, William V. Landecena, and O. L. Mestad.

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


Date: November 9, 2000                    FOOTHILL INDEPENDENT BANCORP

                                          By: /s/ CAROL ANN GRAF
                                              ----------------------------------
                                                  Carol Ann Graf
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  and Assistant Secretary

                                INDEX TO EXHIBITS


              EXHIBIT
              NUMBER              DESCRIPTION
              ------              -----------
                27           Financial Data Schedule