Form 10-K405
period 2000-12-31
FOOTHILL INDEPENDENT BANCORP
filed 2001-03-28
CIK 718903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the transition period from ____________ to ____________

                         Commission file number 0-11337

                                ----------------

                       FOOTHILL INDEPENDENT BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                                         95-3815805
    ---------------------------------                       -------------------
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                       Identification No.)

510 South Grand Avenue, Glendora, California                        91741
--------------------------------------------                     ----------
  (Address of principal executive offices)                       (Zip Code)

                                 (626) 963-8551
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

        As of March 22, 2001 the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $49,540,846.

        As of March 1, 2001, there were 5,218,090 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III of the Form 10-K is incorporated by reference form the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting which will be filed with the Commission on or before April 30, 2001.

                       FOOTHILL INDEPENDENT BANCORP, INC.

                            ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                                                 Page No.
                                                                                                 --------
Forward Looking Statements ....................................................................     2

Part I.

         Item 1.  Business ....................................................................     2

         Item 2.  Properties ..................................................................    15

         Item 3.  Legal Proceedings ...........................................................    15

         Item 4.  Submission of Matters to a Vote of Securities Holders .......................    15

         Item 4A. Executive Officers of the Registrant ........................................

Part II.

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .......    16

         Item 6.  Selected Financial Data .....................................................    18

         Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations ...............................................................    19

         Item 8.  Financial Statements and Supplementary Data .................................    31

                  Consolidated Balance Sheets at December 31, 2000 and 1999 ...................    33

                  Consolidated Statements of Operations
                  for the Years ended December 31, 2000, 1999 and 1998 ........................    34

                  Consolidated Statements of Stockholders' Equity
                  for the Years ended December 31, 2000, 1999 and 1998 ........................    35

                  Consolidated Statements of Cash Flows
                  for the Years ended December 31, 2000, 1999 and 1998 ........................    36

                  Notes to Consolidated Financial Statements ..................................    38

         Item 9.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosures .......................................................    57

Part III.

         Item 10. Directors and Executive Officers of the Restaurant ..........................    57

         Item 11. Executive Compensation ......................................................    57

         Item 12. Security Ownership of Certain Beneficial Ownership and Management ...........    57

         Item 13. Certain Relationships and Related Party Transactions ........................    57

Part IV.

         Item 14. Exhibits, Financial Statement Schedules, Reports on Form 8-K ................    58

Signature Page ................................................................................    S-1

Index to Exhibits .............................................................................    E-1

                           FORWARD LOOKING STATEMENTS

        Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or financial performance constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Forward-looking statements are estimates of, or expectations or beliefs regarding our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in
Part II of this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statements Regarding Expectations About Our Future Financial Performance" and readers of this Report are urged to read the cautionary statements contained in that Section of this Report.

                                     PART I

ITEM 1. BUSINESS

        Foothill Independent Bancorp (the "Company") is a one-bank holding company which owns all of the capital stock of Foothill Independent Bank, a California state-chartered bank (the "Bank"), that was organized and commenced business operations in 1973 and conducts a commercial banking business in the counties of Los Angeles, San Bernardino and Riverside, California. The Company, which was organized in 1982, is a Delaware corporation and is registered under the Bank Holding Company Act of 1956, as amended. The Company, like other bank holding companies in the United States, is subject to regulation, supervision and periodic examination by the Board of Governors of the Federal Reserve System (commonly known as the "Federal Reserve Board"). See "Supervision and Regulation."

        Until July 18, 2000, the Company was a California corporation. With the approval of the Company's shareholders, on that date the Company was re-incorporated as a Delaware corporation and its articles of incorporation were amended in several respects. Reference is hereby made to the Company's Current Report on Form 8-K dated July 18, 2000 for additional information regarding the Delaware reincorporation and those amendments to the Company's articles of incorporation.

        No changes were made to the state of incorporation or to the articles of incorporation of the Bank.

THE BANK

        The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of commercial and business loans, including credit lines and accounts receivable and inventory financing, real estate mortgage and construction loans and consumer installment loans. In addition, the Bank provides safe deposit, collection, travelers checks, notary public and other customary non-deposit banking services. The Bank currently operates 12 banking offices, one in each of the communities of Glendora, Upland, Claremont, Irwindale, Ontario, Rancho Cucamonga, Covina, Glendale, Corona, Chino, Monrovia, and Temecula California, which are located in the area of Southern California that includes (i) the San Gabriel Valley of Los Angeles County, and (ii) the western portions of San Bernardino and the western and southern portions of Riverside Counties, which together are commonly known as the "Inland Empire." The Bank's organization and operations have been designed to meet the banking needs of individuals and small-to-medium sized businesses. The Bank emphasizes personalized service and convenience of banking and attracts banking customers by offering services that are designed to meet the banking requirements of the customers in its communities. Drive-up or walk-up facilities and 24-hour Automated Teller Machines ("ATM's") are available at all of its banking offices. The Bank also offers a computerized telephone service which enables customers to obtain information concerning their bank deposit accounts telephonically at any time day or night, and the Bank will begin offering Internet banking services in 2001. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent allowed by law. The Bank also is a member of the Federal Reserve System.

        As a California state-chartered bank that is a member of the Federal Reserve System (a "state member bank"), the Bank is subject to regulation, supervision and periodic examination, at the state level, by the California Department of Financial Institutions (the "DFI"), and, at the Federal level, by the Federal Reserve Board. See "Supervision and Regulation."

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIALS

        The following table sets forth the Company's condensed average balances for each principal category of its assets and liabilities and also for its stockholders' equity for each of the years in the three year period ended December 31, 2000. Average balances are based on daily averages for the Bank and quarterly averages for the Company, since the Company did not maintain daily average information. We believe that the difference between quarterly and daily average data (where quarterly data has been used) is not significant.

                                                                             YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                           2000                       1999                       1999
                                                  ----------------------     ----------------------     ----------------------
                                                   AVERAGE      PERCENT       AVERAGE      PERCENT       AVERAGE      PERCENT
                                                   BALANCE      OF TOTAL      BALANCE      OF TOTAL      BALANCE      OF TOTAL
                                                  ---------     --------     ---------     --------     ---------     --------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
  Investment Securities -- Taxable ..........     $  52,330       10.8%      $  56,083       12.0%      $  53,808       11.7%
  Investment Securities -- Non-Taxable ......         5,636        1.2           6,454        1.4           6,846        1.5
  Federal Funds Sold & Repos ................        17,436        3.6          18,071        3.9          30,219        6.6
  Due from Banks -- Time Deposits ...........         4,175        0.9          16,306        3.5          11,787        2.5
  Loans .....................................       359,866       74.1         324,553       69.5         306,381       66.8
  Direct Lease Financing ....................         1,443        0.3           2,835        0.6           4,086        0.9
  Reserve for Loan and Lease Losses .........        (4,798)      (1.0)         (5,865)      (1.3)         (5,252)      (1.1)
                                                  ---------      -----       ---------      -----       ---------      -----
  Net Loans and Leases ......................       356,511       73.4         321,523       68.8         305,215       66.6
                                                  ---------      -----       ---------      -----       ---------      -----
    Total Interest Earning Assets ...........       436,088       89.9         418,437       89.6         407,875       88.9
  Cash and Non-interest Earning Assets ......        26,531        5.5          26,300        5.6          30,746        6.7
  Net Premises, Furniture and Equipment .....         6,550        1.3           6,888        1.5           7,392        1.6
  Other Assets ..............................        16,484        3.3          15,403        3.3          12,982        2.8
                                                  ---------      -----       ---------      -----       ---------      -----
    TOTAL ASSETS ............................     $ 485,653      100.0%      $ 467,028      100.0%      $ 458,995      100.0%
                                                  =========      =====       =========      =====       =========      =====
LIABILITIES AND STOCKHOLDERS EQUITY
  Savings Deposits(1) .......................     $ 179,465       37.0%      $ 184,122       39.4%      $ 169,617       37.0%
  Time Deposits .............................       111,405       22.9          88,848       19.0         106,855       23.3
  Short-term Borrowings .....................         1,508        0.3             351        0.1               0
  Long-term Borrowings ......................             4         --              49         --             101         --
                                                  ---------      -----       ---------      -----       ---------      -----
    Total Interest-Bearing Liabilities ......       292,382       60.2         273,370       58.5         276,573       60.3
  Demand Deposits ...........................       142,133       29.3         141,554       30.3         134,141       29.2
  Other Liabilities .........................         4,067        0.8           3,804        0.9           3,532        0.8
                                                  ---------      -----       ---------      -----       ---------      -----
    Total Liabilities .......................       438,582       90.3         418,728       89.7         414,246       90.3
Stockholders' Equity ........................        47,071        9.7          48,300       10.3          44,749        9.7
                                                  ---------      -----       ---------      -----       ---------      -----
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY ........................     $ 485,653      100.0%      $ 467,028      100.0%      $ 458,995      100.0%
                                                  =========      =====       =========      =====       =========      =====

----------

(1) Includes NOW, Super NOW and Money Market Account.

DEPOSITS

        Deposits represent the Bank's primary source of funds that it uses to make loans and purchase investment securities. The following table sets forth, as of December 31, 2000, the different categories of deposits maintained at the Bank and the number of deposit accounts, the average balance of each account and the aggregate amount of the deposits in each such category:

                                   NUMBER OF         AVERAGE
TYPE OF ACCOUNT                     ACCOUNTS     ACCOUNT BALANCE     TOTAL DEPOSITS
----------------------------       ---------     ---------------     --------------
Demand .....................         15,911         $  9,231         $146,868,000(1)
Money Market(2) ............          8,981           15,969          143,415,000
Savings ....................          9,958            3,779           37,627,000
TCDs(3) ....................            336          175,003           58,801,000(4)
Other Time Deposits(3) .....          3,410           19,745           67,330,000

----------

(1)     Includes $2,190,000 of municipal and other government agency deposits.

(2)     Includes "NOW" checking accounts.

(3) As used in this Report, the term "TCDs" means time certificates of deposit in denominations greater than $100,000, the term "other time deposits" means certificates of deposits in denominations of $100,000 or less and the term "time deposits" means TCDs and other time deposits, collectively.

(4)     Includes $348,000 of municipal and other government agency deposits.

        During the twelve months ended December 31, 2000, average demand deposits increased by approximately $579,000 or 0.4%; average money market & NOW checking accounts deposits decreased by approximately $5,346,000 or 3.6%; average savings deposits increased by approximately $688,000 or 1.9%; and average time deposits increased by approximately $22,558,000 or 25.4%, which was the result of an increase of $13,016,000 in TCD's in denominations of $100,000 or more and an increase of approximately $9,541,000 in TCD's of less than $100,000 ( other time deposits").

        Although there are some public agency depositors that carry large deposits with the Bank, the Bank does not believe it is dependent on a single customer or a few customers for its deposits. Most of the Bank's deposits are obtained from individuals and small and moderate size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effect on liquidity which can result from the loss of a substantial depositor. No individual, corporate or public agency depositor accounted for more than approximately 1% of the Bank's total deposits and the five largest deposit accounts represented, collectively 4% of total deposits.

THE LOAN PORTFOLIO

        Loan Products. We offer a diverse line of loan products, including commercial loans and credit lines, SBA guaranteed business loans, accounts receivable and inventory financing, real estate mortgage and construction loans and consumer loans. The following table sets forth the types of loans made by the Bank and the amounts of the loans, by type, that were outstanding at December 31, 2000, 1999 and 1998.

                                                                    DECEMBER 31,
                                                    -----------------------------------------
Types Of Loans(1)                                     2000            1999            1998
                                                    ---------       ---------       ---------
                                                                 (IN THOUSANDS)
  Commercial, Financial  and Agricultural ....      $  44,269       $  41,091       $  42,106
  Real Estate Construction ...................         12,647          11,144          15,602
  Real Estate Mortgage(2) ....................        303,456         283,735         224,530
  Consumer Loans .............................          6,400           5,916           7,011
  Lease Financing(3) .........................          1,164           2,341           3,704
  All other Loans(including overdrafts) ......            679           1,707           2,169
                                                    ---------       ---------       ---------
  Subtotal: ..................................        368,615         339,533         295,122
Less:
   Unearned Discount .........................           (141)           (299)           (539)
                                                    ---------       ---------       ---------
   Reserve for Loan and Lease Losses .........         (3,692)         (6,102)         (5,576)
                                                    ---------       ---------       ---------
       Total .................................      $ 364,782       $ 339,533       $ 289,007
                                                    =========       =========       =========

---------

(1)     All of the Bank's loans have been made to borrowers in the United
        States.

(2) A portion of these loans were made, not for the purpose of financing real properties, but for commercial or agricultural purposes. However, in accordance with the Bank's credit policies, such loans were secured by deeds of trust on real properties and, therefore, are classified as real mortgage loans.

(3) Lease financing includes residual values of $0 for 20000; $0 for 1999; $0 for 1998; $0 for 1997 and $33,000 for 1996, and is net of unearned income of $72,000 for 2000; $248,000 for 1999; $249,000 for 1998;
        $694,000 for 1997 and $329,000 for 1996.

        Commercial Loans. The commercial loans we offer include short-term secured and unsecured loans with maturities ranging from 12 to 24 months; SBA guaranteed business loans with terms not to exceed 10 years; accounts receivable financing for terms not exceeding 12 months; and equipment and automobile loans and leases which generally amortize over a period not to exceed 15 years. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or personal guarantees from the owners of the borrowers, or both. In addition, all loans must have a well-defined primary and secondary source of repayment. Generally, lines of credit are granted for no more than a 12-month period and are subject to a more frequent periodic review.

        We also offer asset-based lending products which involve a higher degree of risk in that the loan is designed for those borrowers who do not quality for unsecured lending. Typically, these borrowers consist of companies that are growing rapidly, are profitable but cannot internally fund their growth without borrowings. In addition, the collateral usually consists of accounts receivable. We control our risk by requiring loan-to-value ratios of not more than 80% and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.

        Commercial loans, including accounts receivable financing, are generally made to businesses that have been in operation for at least three years. In addition, these companies have debt-to-worth ratios that generally do not exceed four-to-one. Operating cash flow of these borrowers must be sufficient to demonstrate the ability to pay obligations as they become due. The borrowers also must have good payment histories as evidenced by credit reports.

        Real Estate Loans. Our real estate loan portfolio consists primarily of nonresidential real estate loans, substantially all of which are secured by first trust deeds.

        Loans secured by nonresidential real estate often involve loan balances to single borrowers or groups of related borrowers, and generally involve a greater risk of nonpayment, than do mortgage loans secured by single and multi-family dwellings. Payments on these loans depend to a large degree on results of operations and dependable cash flows for the borrowers generated from a wide variety of businesses and industries. In addition, repayment of these loans may be affected adversely by changes in the economy in general or by the real estate market more specifically. Accordingly, the nature of this type of loan makes it more difficult to monitor and evaluate. Consequently, personal guarantees from the owners of the borrowers are typically required.

        Customers wishing to obtain a commercial real estate loan must have good payment records with a debt coverage ratio generally of at least 1.25 to 1. In addition, we require adequate insurance on the property to protect the collateral value. Generally, these types of loans are written for maximum terms of 10 years with loan-to-value ratios of not more than 70%.

        Consumer Loans. We offer a wide variety of products to consumers including personal installment loans, lines of credit and credit cards. We design these products to meet the needs of our customers and some are made at fixed rates of interest and others at adjustable rates. Consumer loans often entail greater risk than real estate mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. Consumer loan collections are dependent on borrowers' ongoing financial stability. Furthermore, bankruptcy and insolvency laws may limit the amount which can be recovered on such loans. Consumer loans require a good payment record and, typically, debt ratios of not more than 40%.

        Past Due, Restructured and Non-Accrual Loans. The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. We follow the practice of specifically identifying loans that have become past due, either as to interest or principal, for more than 90 days. Such loans are given special attention by our credit officers and additional efforts are made to get the borrowers to bring the loans current or to provide additional collateral to reduce the risk of potential losses on those loans. The Bank sometimes renegotiates the payment terms of loans to permit the borrower to defer interest or principal payments in instances where it appears that the borrower is encountering temporary or short-term financial difficulties and such deferrals will reduce the likelihood that the Bank will incur an eventual loss on the loan. When we have reason to believe that continued payment of interest and principal on any loan is unlikely, the loan is placed on non-accrual status (that is, accrual of interest on the loan is discontinued) and we increase our efforts to recover the amounts due us, including the initiation of foreclosure proceedings against the collateral securing the loan.

        The following table sets forth, as of the end of each of the years in the five year period ended December 31, 2000, the amounts of the Bank's loans
(i) that were more than 90 days past due, (ii) as to which the terms of payment had been renegotiated (referred to as "troubled debt restructurings"), and (iii) that had been placed on non-accrual status.

                                                                      DECEMBER 31,
                                                ---------------------------------------------------------
                                                 2000        1999        1998         1997         1996
                                                ------      ------      -------      -------      -------
                                                                     (IN THOUSANDS)
Loans More Than 90 Days Past Due(1):
   Aggregate Loan Amounts:
   Commercial ............................         $--      $  148      $     8          $--      $   500
   Real Estate ...........................          --          50           --           --        2,328
   Consumer ..............................          17           4           12            7            1
   Aggregate Leases ......................          --          --           17           --           --
Troubled Debt Restructurings(2) ..........         858       1,780        3,042        2,880        4,787
Non-Accrual Loans(3) .....................       2,319       6,068        6,347       11,458       11,623
                                                ------      ------      -------      -------      -------
                                                $3,194      $8,050      $ 9,426      $14,345      $19,239
                                                ======      ======      =======      =======      =======

-------

(1) Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.

(2) The terms of the restructured loans did not involve any deferrals of interest and interest collected in 2000, 1999, 1998, 1997 and 1996 and were the same amounts that would have been collected in accordance with the original terms of the loans.

(3) There were six loans on non-accrual status at December 31, 2000; fourteen loans at December 31, 1999; sixteen loans at December 31, 1998; twenty-seven loans at December 31, 1997 and twenty-one loans at December 31, 1996. The amount of interest that would have been collected on these loans had they remained current in accordance with their original terms was $644,000 in 2000, $819,000 in 1999, $967,000 in 1998, $981,000 in
        1997 and $1,488,000 in 1996.

        Effective January 1, 1995 we adopted Statement of Financial Accounting Standards N. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loans' original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The adoption of SFAS 114, as amended by SFAS 118, had no material impact on the Company's consolidated financial statements as the Bank's existing policy of measuring loan impairment is consistent with methods prescribed in these standards.

        We consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, we primarily evaluate those loans, both performing and non-performing, that are large non-homogenous loans in its commercial and real estate mortgage and construction loan portfolios which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. In general, payment delays of less than 90 days or payment shortfalls of less than 1% are deemed insignificant and would not necessarily result in classification of a loan as impaired. However, we consider all non-accrual loans to be impaired. However, we do not consider smaller balance, homogenous loans in determining loan impairment. These loans include consumer installment, credit card and direct lease financing.

        Loans identified as impaired are placed on non-accrual status and are evaluated for write-off, write-down or renegotiations with the borrower. Impaired loans are charged-off when the possibility of collecting the full balance of the loan becomes remote. The reserves set aside for possible losses related to impaired loans totaled approximately, $1,638,000 for the year ended December 31, 2000 and were included in the Bank's Reserve for Loan Losses at December 31, 2000. The average balance of the impaired loans amounted to approximately $5,770,000 for the year ended December 31, 2000. Cash receipts during 2000 applied to reduce principal balances and recognized as interest income were approximately $52,000 and $-0-, respectively. For additional information regarding SFAS 114, see Note 5 to the Company's Consolidated Financial Statements set forth in Part II, Item 8 of this Report.

        Potential Problem Loans. At December 31, 2000, there were no loans on accrual status where there were serious doubts as to the ability of the borrower to comply with then present loan repayment terms.

        Loan Concentrations. The Bank does not have loans made to borrowers who are engaged in similar activities where the aggregate amount of the loans exceeds 10% of their loan portfolio that are not broken out as a separate category in the loan portfolio.

        Other Interest-Bearing Assets. The Bank does not have any interest-bearing assets as to which management believes that recovery of principal or interest thereon is at significant risk.

THE RESERVE FOR LOAN LOSSES

        The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. In order to recognize on a timely basis, to the extent practicable, losses that can result from such failures, banks establish a reserve for loan losses by means of periodic charges to income known as "provisions for loan losses." Loans are charged against the loan loss reserve for loan losses when management believes that collection of the carrying amount of the loan, either in whole or in part, has become unlikely. Periodic additions are made to the loan loss reserve (i) to replenish and thereby maintain the adequacy of the reserve following the occurrence of loan losses, and (ii) to increase the reserve in response to increases in the volume of outstanding loans or the deterioration in economic conditions or in the financial condition of borrowers. At December 31, 2000 the loan loss reserve was approximately $3,692,000 or 1.00% of total loans and leases outstanding.

        As is set forth in the following table, the loan loss reserve is allocated among the different loan categories because there are differing levels of risk associated with each such loan category. The allocation is made based on historical loss experience within each category and management's periodic review of loans in the loan portfolio. However, the reserves allocated to specific loan categories are not the total amounts available for future losses that might occur within such categories because the total reserve is the general reserve applicable to the entire portfolio.

                                                                   YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------------------------------------------
                                    2000                 1999                  1998                1997                 1996
                              -----------------    -----------------    -----------------    -----------------   -----------------
                                        % OF                 % OF                 % OF                 % OF                 % OF
                              RESERVE   LOANS      RESERVE   LOANS      RESERVE   LOANS      RESERVE   LOANS     RESERVE    LOANS
                               LOAN    TO TOTAL     LOAN    TO TOTAL     LOAN    TO TOTAL     LOAN    TO TOTAL    LOAN     TO TOTAL
                              LOSSES    LOANS      LOSSES    LOANS      LOSSES    LOANS      LOSSES    LOANS     LOSSES     LOANS
                              ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
                                                                     (DOLLARS IN THOUSANDS)
Commercial, Financial
and Agricultural .........    $1,762     12.01%    $4,854     11.88%    $3,745     14.27%    $2,128     14.90%    $1,148     13.87%
Real Estate-construction .        97      3.43         68      3.22         91      5.29        302      3.67        169      4.06
Real Estate-mortgage .....     1,765     81.38      1,125     82.02      1,630     76.08      2,415     76.92      2,899     78.20
Installment loans ........        48      1.74         30      1.71         76      2.38         79      2.17         77      2.76
Lease financing ..........        20      0.32         25      0.68         34      1.26         96      1.60         17      0.97
Other ....................        --      1.13         --      0.48         --      0.72        145      0.74        434      0.14
                              ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
                              $3,692    100.00     $6,102    100.00     $5,576    100.00     $5,165    100.00     $4,744    100.00
                              ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

THE INVESTMENT PORTFOLIO

        As a customary part of its business, the Bank purchases investment grade securities, consisting primarily of securities issued by the United States government and its agencies and by state and local government agencies, in order to diversify its investment risks and provide a source of liquidity for its operations. The objectives of the Bank's investment policy is to manage interest rate risk, provide adequate liquidity and reinvest in the Bank's market areas, while maximizing earnings with a portfolio of investment-grade securities. Each security purchased is subject to the credit and maturity guidelines defined in the Bank's investment policy and the securities are reviewed regularly to verify their continued credit worthiness.

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

        The following table summarizes the components of the Company's investment securities at the dates indicated (in thousands):

                                                                                 DECEMBER 31,
                                                  -------------------------------------------------------------------------
                                                           2000                      1999                      1998
                                                  ---------------------     ---------------------     ---------------------
                                                  AMORTIZED     MARKET      AMORTIZED     MARKET      AMORTIZED     MARKET
                                                    COST         VALUE        COST         VALUE        COST         VALUE
                                                  ---------     -------     ---------     -------     ---------     -------
Investment Securities - Held-To-Maturity
  U.S. Treasury and Agency ..................      $17,378      $17,325      $ 3,997      $ 3,950      $ 8,997      $ 9,054
  State and Political Subdivisions ..........        1,053        1,063        1,062        1,045        1,580        1,604
  Other Securities ..........................        2,311        2,311        2,250        2,250        2,250        2,250
                                                   -------      -------      -------      -------      -------      -------
    Total Investment Securities .............      $20,742      $20,699      $ 7,309      $ 7,245      $12,827      $12,908
                                                   =======      =======      =======      =======      =======      =======
Investment Securities - Available-For-Sale
  U.S. Treasury and Agency ..................      $29,567      $29,557      $44,275      $43,601      $65,444      $65,620
  State and Political Subdivisions(1) .......        4,390        4,530        5,029        5,065        5,057        5,079
  Other Securities ..........................       16,366       15,987        6,019        5,573       21,415       21,128
                                                   -------      -------      -------      -------      -------      -------
    Total Investment Securities .............      $50,323      $50,074      $55,323      $54,239      $91,916      $91,827
                                                   =======      =======      =======      =======      =======      =======

-------

(1) Includes, in 2000 and 1999, non-rated certificates of participation evidencing ownership interests in the California Statewide communities Development Authority - San Joaquin County Limited Obligation Bond Trust with amortized cost values of $3,640,000 and $3,961,000 and market values of $3,777,000 and $4,044,000 at December 31, 2000 and 1999,
        respectively.

        The following table presents the maturities of the Bank's investment securities at December 31, 2000, and the weighted average yields of those securities (which, in the case of tax-exempt obligations are presented on a fully taxable basis assuming a 36.9% tax rate).

                                                   WITHIN        AFTER ONE BUT WITHIN     AFTER FIVE BUT
                                                  ONE YEAR             FIVE YEARS        WITHIN TEN YEARS      AFTER TEN YEARS
                                             -----------------   --------------------    ----------------     ----------------
                                              AMOUNT     YIELD      AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD
                                             -------     -----      ------     -----     ------     -----     ------     -----
Investment Securities Held to Maturity
U.S. Treasury and Agency ..................  $ 6,000     6.39%     $11,379     6.38%     $   --       --%     $   --       --%
State and Political Subdivisions ..........       --       --          899     4.41%        153     4.91          --       --
Other Securities ..........................    2,311       --           --       --          --       --          --       --
                                             -------     ----      -------     ----      ------     ----      ------     ----
     Total Securities Held to Maturity ....  $ 8,311     4.50%     $12,278     6.15%         --     4.91%         --       --%
                                             -------     ----      -------     ----      ------     ----      ------     ----
Investment Securities Available
  for Sale ................................
U.S. Treasury and Agency ..................  $ 7,987     5.65%     $20,076     6.46%     $1,494     6.81%     $  360     7.89%
State and Political Subdivisions ..........      877     6.40        2,901     6.40%        241     4.40         511     4.57
Other Securities ..........................   13,997     6.60           --       --          --       --       1,628       --
                                             -------     ----      -------     ----      ------     ----      ------     ----
     Total Securities Available for Sale ..   22,863     6.26       22,977     6.43       1,735     6.34%     $2,499     2.07%
                                             -------     ----      -------     ----      ------     ----      ------     ----
TOTAL INVESTMENT SECURITIES ...............  $31,173     5.79%     $35,254     6.33%     $1,888     6.46%     $2,499     2.07%
                                             =======     ====      =======     ====      ======     ====      ======     ====

COMPETITION

        The banking business in California generally, and in our market areas in particular, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of large multi-regional and large out-of-state banks which have offices operating over wide geographic areas. We compete for deposits and loans with such banks as well as other independent and community banks that are based or have branch offices in our market areas, and with savings and loan associations, credit unions, mortgage companies, money market and other mutual funds, stock brokerage firms, insurance companies and other traditional and nontraditional financial institutions. We also compete for customers' funds with governmental and private entities issuing debt or equity securities or other forms of investments which may offer different and potentially higher yields than those available through bank deposits.

        Major financial institutions that operate throughout California and that have offices in our service areas include Wells Fargo Bank, Bank of America, Union Bank, Sanwa Bank California, Washington Mutual Savings Bank, U. S. Bancorp, Comerica Bank and California Federal Savings. With the exception of Union Bank, all of these banks are now headquartered outside of California. Independent banks or financial institutions with offices in our service area include, among others, City National Bank, Citizens Business Bank, Pomona First Federal Savings Bank and Imperial Bank.

        The larger banks and some of the independent institutions have the financial capability to conduct extensive advertising campaigns and to shift their resources to regions or activities of greater potential profitability. Many of them also offer diversified financial services which we do not presently offer directly, such as trust services and international banking services. The larger banks also have substantially more capital and higher lending limits, which enables them to meet the lending needs of larger borrowers that exceed our lending limits.

        In order to compete with the financial institutions operating in our market areas, we rely on our independent status to provide flexible and greater personalized service to customers. We emphasize personal contacts with customers by our executive officers, directors and employees; develop local promotional activities; and seek to develop specialized or streamlined services for customers. To the extent customers desire loans in excess of our lending limit or services not offered by us, we attempt to assist customers in obtaining such loans or other services through participations with other banks or assistance from our correspondent banks or third party vendors.

        Additionally, a growing number of banks and financial services companies are offering customers the ability to effectuate banking transactions with them over the internet. We intend to begin offering such internet banking services to our customers during 2001.

        Existing and future state and federal legislation could significantly affect the cost of doing business, the range of permissible activities and competitive balance among major and smaller banks and other financial institutions. We cannot predict the impact such developments may have on commercial banking in general or on our business in particular. For additional information regarding these matters, see the discussion in below under the caption "Supervision and Regulation."

SUPERVISION AND REGULATION

        GENERAL. Both federal and state laws extensively regulate bank holding companies and banks. This regulation is intended primarily for the protection of depositors and the FDIC's deposit insurance fund and not for the benefit of our shareholders. Set forth below is a summary description of the material laws and regulations which affect our operations. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

        In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by Congress and certain of these proposals have been adopted, including legislation that expands the insurance and other activities in which bank holding companies and their subsidiaries may engage. We cannot predict whether any other of these proposals, or any form of them, will be introduced in the current Congress and become law. Consequently, we cannot presently determine what effect, if any, those other proposals may have on us.

        FOOTHILL INDEPENDENT BANCORP. We are a registered bank holding company subject to regulation under the Bank Holding Company Act and, pursuant to that Act we are required to file with the Federal Reserve Board periodic reports, and we are subject to Federal Reserve Board examinations.

        Among the powers conferred on the Federal Reserve Board is the power to require any bank holding company to terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates that the Federal Reserve Board determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of a bank holding company's debt, including authority to impose interest ceilings and reserve requirements on such debt. Subject to certain exceptions, bank holding companies also are required to file written notice and obtain approval form the Federal Reserve Board prior to purchasing or redeeming the holding company's common stock or other equity securities.

        Under the Bank Holding Company Act and related regulations adopted by the Federal Reserve Board, a bank holding company and its non-banking subsidiaries are prohibited from requiring tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Additionally, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. See "Capital Standards" below. As a bank holding company, the Bancorp must obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of any bank or other bank holding company and for any merger of the Bancorp with any other bank holding company.

        The Bank Holding Company Act also prohibits any bank holding company from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries, except in statutorily permitted instances. However, we may, subject to the prior approval of the Federal Reserve Board, engage in, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Additionally, under statutory amendments adopted by Congress and enacted into law in 2000, subject to certain prior notice requirements bank holding companies may establish or acquire companies that engage in a number of financial service activities, including insurance brokerage services.

        Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

        The Bancorp also is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Bancorp is subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions.

        Our shares of common stock are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended and, therefore, we are subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act.

        FOOTHILL INDEPENDENT BANK. As a California state chartered bank, the Bank is subject to primary supervision, periodic examination and regulation by the California Commissioner of Financial Institutions. As a member of the Federal Reserve Bank of San Francisco, the Bank also is subject to regulation by the Federal Reserve Board, which is its primary federal banking regulator. Because its deposits are insured by the FDIC, the Bank also is subject to regulations promulgated by the FDIC. If, as a result of an examination of the Bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Federal Reserve Board has various remedies available. These remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which would result in a revocation of the Bank's charter. The California Commissioner of Financial Institutions has many of the same remedial powers.

        Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain capital at or above stated levels. See the more detailed discussion regarding capital requirements that are applicable to us and our banking subsidiaries below under the caption "Capital Standards and Prompt Corrective Action."

        Dividends and Other Transfers of Funds. Dividends from the Bank constitute our principal source of cash. Foothill Independent Bancorp (the "Bancorp") is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to us. In addition, the California Department of Financial Institutions and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, if either of those agencies deem payment of dividends by the Bank to be an unsafe or unsound practice.

        The Federal Reserve Board and the California Department of Financial Institutions also have authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the future financial condition of the Bank and other factors, that either of those agencies could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice. Additionally, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under its jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or Bancorp may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with limited exceptions, paying dividend if, after the transaction, the institution would be undercapitalized. See "Capital Standards and Prompt Corrective Action" for a discussion of these additional restrictions.

        The Bank is subject to restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Bancorp or its other affiliates; the purchase of, or investments in, Bancorp stock or other Bancorp securities; and the taking of such securities as collateral for loans and the purchase of our assets or those of our other affiliates. Such restrictions prevent the Bancorp's affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts, and such secured loans and investments by the Bank to or in Bancorp or any other Bancorp affiliates are limited, individually, to 10% of the Bank's capital and surplus (as defined by federal regulations) and, in the aggregate, to 20% of the Bank's capital and surplus. California law also imposes restrictions with respect to transactions involving Bancorp and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law.

        Capital Standards and Prompt Corrective Action.

        Capital Standards. The Federal Reserve Board as well as other federal bank regulatory agencies, have adopted uniform risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjusted percentages, which range from zero percent for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

        The Federal Reserve Board, as well as other federal bank agencies, requires a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

        Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including; those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency, including the Federal Reserve Board, has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

        -       well capitalized;

        -       adequately capitalized;

        -       undercapitalized;

        -       significantly undercapitalized; and

        -       critically undercapitalized.

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

        The following table sets forth, as of December 31, 2000, the capital ratios of the Bancorp and the Bank and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed adequately capitalized and to be deemed a "well capitalized institution" under the prompt corrective action regulations described below:

                                                                           Capital            To be Classified
                                                                           Adequacy                as Well
         At December 31, 2000                            Actual          Requirements            Capitalized
---------------------------------------                  ------          -------------         --------------
Total Capital to Risk Weighted Assets
        Bancorp                                          12.6%           (> or =) 8.0%           (> or =) 10.0%
        Bank                                             12.6%           (> or =) 8.0%           (> or =) 10.0%
Tier I Capital to Risk Weighted Assets
        Bancorp                                          11.7%           (> or =) 4.0%           (> or =)  6.0%
        Bank                                             11.7%           (> or =) 4.0%           (> or =)  6.0%
   Tier I Capital to Average Assets
        Bancorp                                           9.5%           (> or =) 4.0%           (> or =)  5.0%
        Bank                                              9.5%           (> or =) 4.0%           (> or =)  5.0%

        As the table indicates, at December 31, 2000 the Bancorp and the Bank exceeded the capital ratios required for classification as adequately capitalized institutions, under federally mandated capital standards and as "well capitalized" institutions under the federally established prompt corrective action regulations.

        In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

        Safety and Soundness Standards. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to the following:

        - internal controls, information systems and internal audit systems;

        -       loan documentation;

        -       credit underwriting;

        -       asset growth;

        -       earnings; and

        -       compensation, fees and benefits.

        In addition, the federal banking agencies have adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution is expected to:

        - conduct periodic asset quality reviews to identify problem assets;

        - estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;

        -       compare problem asset totals to capital;

        -       take appropriate corrective action to resolve problem assets;

        - consider the size and potential risks of material asset concentrations; and

        - provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

These guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

        FDIC Deposit Insurance. The FDIC's Bank Insurance Fund insures the Bank's deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon a finding that an insured institution has engaged in unsafe or unsound practices, is in too unsafe or unsound a condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary federal regulatory agency. California does not permit commercial banks to operate without FDIC insurance. As a result, termination of FDIC insurance of a California bank will result in its closure.

        The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2000, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment.

        Interstate Banking and Branching. As a result of amendments to the Bank Holding Company Act, that Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to conditions including nationwide- and state-imposed concentration limits. These amendments have, during the past few years, led to increased competition among banks, particularly in California. See "Competition" above. The Bank also has the ability, subject to certain restrictions, to acquire branches outside California either by acquisition from or a merger with another bank. The establishment by a state bank of new bank branches (often referred to as "de novo" branches) in other states is also possible in states with laws that expressly permit it. Interstate branches are subject to laws of the states in which they are located. Consolidations of and competition among banks has increased as banks have begun to branch across state lines and enter new markets. We do not have any current plans to acquire or establish any banks or branch offices in any other states.

        Community Reinvestment Act and Fair Lending Developments. The Bank is subject to fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of fair lending laws. The federal banking agencies may take compliance with those laws and Community Reinvestment Act obligations into account when regulating and supervising other activities.

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

        Comprehensive Bank Reform Legislation. In November 12, 1999, Congress enacted and the President signed into law the Gramm-Leach-Bliley Act (the "Gramm Act"). The Gramm Act is expected to have a major impact on cross-industry mergers, customer privacy and lending to lower-income communities. The Gramm Act repeals the Glass Steagal Act of 1937, which separated commercial and investment banking, and eliminates the Bank Holding Company Act's prohibition on insurance underwriting activities. The Gramm Act allows both holding company subsidiaries and national bank operating subsidiaries to offer a wide range of new financial services, including insurance or securities sales. However, real estate development and insurance underwriting cannot be performed by bank subsidiaries of holding companies and, therefore, such business activities may be engaged in only by non-bank subsidiaries of bank holding companies. State laws will govern insurance sales, but states cannot discriminate against national banks by preventing national banks from conducting insurance activities that non-banks may conduct. The Gramm Act bars a bank holding company from merging with insurance or securities firms, or embarking on new powers, if any of its banks earned less than a "satisfactory" Community Reinvestment Act rating in its most recent examination. The Gramm Act also provides that customers will have the right to prevent banks from sharing information with third parties. The Gramm Act is expected to further increase competition in providing financial services.

EMPLOYEES

        At December 31, 2000, the Bank had approximately 154 full-time and 72 part-time employees.

EXECUTIVE OFFICERS OF THE COMPANY

        Set forth below is certain information regarding the current executive officers of the Company and the Bank:

NAME                            AGE        POSITION WITH THE COMPANY                   POSITION WITH THE BANK
----                            ---        -------------------------                   ----------------------
George E. Langley..........     60    President and Chief Executive Officer       President and Chief Executive Officer

Donna Miltenberger.........     45    Executive Vice President                    Executive Vice President
                                      and Chief Operating Officer                 and Chief Operating Officer

Carol Ann Graf.............     55    Senior Vice President,                      Senior Vice President,
                                      Chief Financial Officer and Secretary       Chief Financial Officer and Secretary

        All officers hold office at the pleasure of the Board of Directors, except that Mr. Langley is employed under an Employment Agreement with the Bank.

        GEORGE E. LANGLEY. Mr. Langley has been the President and Chief Executive Officer of the Company and the Bank since April 1992. From 1982 to April 1992, Mr. Langley served as the Executive Vice President, Chief Financial Officer and Secretary of the Company and the Bank. From 1976 to 1982, which preceded the formation of the Company, Mr. Langley held various executive positions with the Bank.

        DONNA MILTENBERGER. Ms. Miltenberger has been an Executive Vice President and Chief Operating Officer of the Company since 1996 and Executive Vice President of the Bank since November 1993. She also served as the Chief Administrative Officer of the Bank from 1994 until 1997 when, due to an increase in the scope of her responsibilities, she was appointed to the position of Chief Operating Officer of the Bank. From June 1992 to November 1993, Ms. Miltenberger held the position of Senior Vice President of the Bank. Prior to June 1992, Ms. Miltenberger held various management positions with Chino Valley Bank, in Chino, California, including Executive Vice President - Cashier.

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

ITEM 2. PROPERTIES

        The Company's executive offices are located at the Bank's main banking office at 510 South Grand Avenue, Glendora, California. The Bank owns the building and the land on which its main banking office is located; owns the building and leases, under a 20-year ground lease, the land on which its Claremont banking office is located; and occupies its ten other banking offices, and the facilities where its service center are located, under leases expiring at various dates through 2014. Management believes that the Bank's present facilities are adequate for its present purposes and anticipated growth in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        There are no pending legal proceedings in which the Company or the Bank is a party or to which any of their respective properties are subject other than ordinary routine litigation incident to the Bank's business, the outcome of which is not expected to be material to the Company or its operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Trading Market for Shares. The Company's common stock is traded on the NASDAQ National Market System under the symbol "FOOT". The following table sets forth the high and low closing sales prices per share of the Company's Common Stock as reported on the NASDAQ National Market System for all four quarters of 2000 and 1999. On March 22, 2001 the closing per share price was $12.125 and, as of that same date, there were 1,149 record shareholders of the Company.

                               TRADE PRICES OF
                               COMMON STOCK(1)
                          --------------------------    CASH DIVIDENDS
                             HIGH            LOW           DECLARED
                          ----------      ----------      ----------
2000
  First Quarter ....      $  13.2500      $   9.0000      $     0.08
  Second Quarter ...         10.5000          8.8750            0.08
  Third Quarter ....         10.2500          9.0000            0.08
  Fourth Quarter ...          12.000          9.5000            0.10
1999
  First Quarter ....      $  15.8750      $  14.5000      $       --
  Second Quarter ...         15.3750         13.1250            0.25
  Third Quarter ....         13.8125         11.8750              --
  Fourth Quarter ...         14.1250         11.7500            0.08


        Dividends and Repurchases of Shares

        Dividend Policy. Prior to 1999, it was the policy of the Board of Directors to retain earnings to support the Company's growth and, as a result, no cash dividends were paid during the four year period ended December 31, 1998. In 1999, the Board changed that policy, deciding to pay cash dividends when internally generated funds exceeded the cash required to meet applicable capital requirements and to support the Company's growth. Pursuant to that new policy, the Company paid a $.25 per share cash dividend in the second quarter of 1999 and, beginning with the fourth quarter of that year, the Board approved the payment of quarterly cash dividends of $0.08 per share. In the fourth quarter of 2000, the Board approved an increase in the amount of the quarterly cash dividend to $0.10 per share, and cash dividends in that per share amount were paid in the fourth quarter of 2000 and the first quarter of 2001. It is anticipated that similar cash dividends will be paid in the second, third and fourth quarters of 2001.

        Stock Repurchases. On October 21, 1998, the Company announced that the Board of Directors had authorized a program for repurchases of up to 300,000 shares, or 5%, of the Company's outstanding Common Stock. Repurchases were made in the open market or in privately negotiated transactions in compliance with Securities and Exchange Commission guidelines. All shares repurchased were retired and cancelled. Additionally, on February 28, 2000, and again on June 27, 2000, the Company announced that the Board of Directors had extended that repurchase program and authorized the repurchase of an additional 5%, or 300,000 shares, of its outstanding Common Stock with the repurchases made under the same guidelines. Between the commencement of that program in late 1998 and March 22, 2001, the Company has repurchased 884,987 shares at a total cost of $10,795,237.

        Restrictions Applicable to the Payment of Dividends and Stock Repurchases. The principal source of funds available to the Company for cash dividends and stock repurchases, at least until such time, if any, as it may acquire or develop other businesses, is cash dividends from the Bank. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by state chartered banks, limit the amount of funds that will be available to the Company to pay cash dividends and repurchase shares. California law places a statutory restriction on the amounts of cash dividends a bank may pay to its shareholders. Under that law, dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Department of Financial Institutions, the lesser of (i) net income of the Bank for the year and retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the Bank's retained earnings. However, because the payment of cash dividends has the effect of reducing capital, as a practical matter capital requirements imposed on federally insured banks operate to preclude the payment of cash dividends in amounts that might otherwise be permitted by California law; and the Federal bank regulatory agencies, as part of their supervisory powers, generally requires insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable laws.

        In addition, Section 23(a) of the Federal Reserve Act restricts any banking subsidiary of the Company from extending credit to the Company unless the loans are secured by specified obligations and are limited in amount to an aggregate of no more than 10% of the banking subsidiary's contributed capital and retained earnings.

        A more detailed discussion of those capital requirements and other restrictions is contained in the Section of Part I of this Report entitled "BUSINESS -- Supervision and Regulation."

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

ITEM 6. SELECTED FINANCIAL DATA

        The selected income statement data set forth below for the fiscal years ended December 31, 2000, 1999 and 1998, and the selected balance sheet data as of December 31, 2000 and 1999, are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day and Company, L.L.P, certified public accountants, that are included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected income statement data for the fiscal years ended December 31, 1997 and 1996, and the selected balance sheet data as of December 31, 1998, 1997 and 1996, are derived from audited consolidated financial statements examined by Vavrinek, Trine, Day and Company, L.L.P. which are not included in this Report.

                                                                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
                                              -----------------------------------------------------------------------------------
                                                  2000             1999              1998              1997               1996
                                              -----------       -----------       -----------       -----------       -----------
 INCOME STATEMENT DATA
 Interest Income .......................      $    38,983       $    35,551       $    36,237       $    35,028       $    35,147
 Interest Expense ......................           11,103             8,333             9,827             9,738             9,869
 Net Interest Income ...................           27,880            27,218            26,410            25,290            25,278
 Provision for Possible Loan Losses ....           (1,070)             (485)             (775)           (1,681)           (2,200)
 Net Interest Income after
 Provision for Possible Loan Losses ....           26,810            26,733            25,635            23,609            23,078
 Other Income ..........................            4,604             4,521             5,086             6,040             5,264
 Other Expense .........................          (20,794)          (21,342)          (22,573)          (22,599)          (21,700)
 Income Before Income Taxes ............           10,620             9,912             8,148             7,050             6,642
 Applicable Income Taxes ...............            3,920             3,662             3,084             2,532             2,459
    Net Income .........................      $     6,700       $     6,250       $     5,064       $     4,518       $     4,183

 PER COMMON SHARE DATA
 Net Income -- Basic(1)(2) .............      $      1.24       $      1.06       $      0.85       $      0.78       $      0.75
 Net Income -- Diluted(1)(2) ...........             1.16              1.00              0.80              0.74              0.73
 Cash Dividends(3) .....................             0.34              0.33                --                --                --
 Book Value (At year-end)(1) ...........      $      9.20       $      8.39       $      8.08       $      7.15       $      6.34
 Number of Shares used in
 Per Share Calculation -- Basic(1)(2) ..        5,434,013         5,886,164         5,946,908         5,795,070         5,568,502

 BALANCE SHEET DATA
 Investment Securities .................      $    70,816       $    61,548       $   104,654       $    46,069       $    45,052
 Loans and Leases (net) ................          364,782           339,533           289,007           291,393           289,886
 Assets ................................          505,825           458,676           469,077           435,708           410,505
 Deposits ..............................          454,041           397,264           416,665           390,146           370,966
 Other Debt(4) .........................               --             8,819                74               123               168
 Shareholders' Equity ..................      $    48,263       $    48,439       $    48,379       $    42,041       $    36,222

-----------

(1)     Retroactively adjusted for stock dividends.

(2) For information regarding the determination of basic and diluted earnings per share, see Note 17 to the Company's Consolidated Financial Statements.

(3) For information regarding restrictions affecting the ability of the Company to pay cash dividends, see Note 13 to the Company's Consolidated Financial Statements.

(4) For information regarding other debt, see Note 9 to the Company's Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

        OVERVIEW. In 2000, we generated net earnings of $6,700,000, an increase of $450,000, or 7%, over net earnings for 1999. That increase was due primarily to an increase in interest income and reductions in non-interest expenses. As indicated in the following table, net earnings for 2000 represent a return on average assets of 1.38% and a return on average equity of 14.23%, compared to 1.34% and 12.94%, respectively, for 1999.

                                  2000        1999        1998
                                 ------      ------      ------
Return on Assets ..........       1.38%       1.34%       1.10%
Return on Equity ..........      14.23%      12.94%      11.32%
Dividend Payout Ratio .....      27.42%      31.13%         --
Equity to Asset Ratio .....       9.69%      10.34%       9.75%

        The increase in interest income was largely due to increases in loan volume that resulted from new marketing programs first instituted in the latter half of 1999. To fund the increased loan volume, we implemented programs to attract additional time certificates of deposits ("time deposits"), including those in denominations over $100,000 (which, for convenience, we will refer to in the following discussion as "TCDs"). Although this led to increases in interest expense, that increase was more than offset by the increase in interest income generated as a result of our new marketing and loan programs.

        NET INTEREST INCOME. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $662,000, or 2.4%, in 2000 as compared to 1999. The increase was primarily attributable to an increase in interest income that more than offset an increase in interest expense. The increase in interest income was due primarily to increases in interest and fees on loans as a consequence, largely, of increases in the average volume of loans outstanding during 2000, as compared to 1999. The increase in interest expense was due primarily to increases in the volume of time deposits, including TCDs, and on the higher interest rates that the Bank paid to attract and maintain those deposits.

        Information concerning average interest earning assets and interest bearing liabilities, along with the average interest rates earned and paid thereon is set forth in the following table. Averages were computed based upon daily balances.

                                                                           YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------------
                                                      2000                           1999                           1998
                                         -----------------------------  -----------------------------   ----------------------------
                                          AVERAGE              AVERAGE   AVERAGE              AVERAGE    AVERAGE             AVERAGE
                                          BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE      BALANCE   INTEREST    RATE
                                         --------    -------    ----    --------    -------    ----     --------    -------    ----
                                                                     (Dollars in Thousands)
EARNING ASSETS:
Investment Securities
  U.S. Treasury ......................   $  1,405    $    74     5.3%   $  7,308    $   421     5.8%    $ 15,896    $   950     6.0%
  U.S. Government Agencies ...........     43,419      2,712     6.2      45,485      2,701     5.9       34,564      1,974     5.7
  Municipal Leases(1) ................      5,636        502     8.9       6,454        550     8.5        6,788        584     8.6
  Other Securities ...................     14,502        947     6.5       3,290        195     5.9        3,546        257     7.2
                                         --------    -------            --------    -------             --------    -------
   Total Investment Securities .......     64,962      4,235     6.5      62,537      3,867     6.2       60,794      3,765     6.2
Federal Funds Sold ...................     10,440        652     6.2      18,071        901     5.0       30,219      1,560     5.2
Due form Banks -- Time ...............      4,175        273     6.5      16,306        849     5.2       11,787        662     5.6
Loans(2) .............................    359,867     34,079     9.5     324,553     30,072     9.3      306,381     30,232     9.9
Lease Financing(1) ...................      1,443        125     8.7       2,835        272     9.6        4,086        384     9.4
                                         --------    -------            --------    -------             --------    -------
Total Interest-Earning Assets(1) .....    440,887     39,364     8.9%   $424,302    $35,961     8.5%    $413,267    $36,603     8.9%
                                         ========    =======            ========    =======             ========    =======

INTEREST BEARING LIABILITIES:
Domestic Deposits and Borrowed Funds:
  Savings Deposits(3) ................   $179,465    $ 4,646     2.6%   $184,122    $ 4,325     2.3%    $169,617    $ 4,232     2.5%
  Time Deposits ......................    111,405      6,360     5.7      88,848      3,982     4.5      106,855      5,585     5.2
  Short-Term borrowings ..............      1,508         97     6.4         351         21      --           --         --      --
  Long-Term borrowings ...............          4         --     0.0          49          5    10.2          101         10     9.9
                                         --------    -------            --------    -------             --------    -------
    Total Interest-Bearing
     Liabilities .....................   $292,382    $11,103     3.8%   $273,370    $ 8,333     3.0%    $276,573    $ 9,827     3.6%
                                         ========    =======            ========    =======             ========    =======

        The following table sets forth the net interest earnings and the net yield on average earning assets:

                                                           2000           1999           1998           1997
                                                         --------       --------       --------       --------
                                                                        (Dollars in thousands)
Total Interest Income(1)(2) .......................      $ 38,983       $ 35,961       $ 36,603       $ 35,385
Total Interest Expense(3) .........................      $ 11,103       $  8,333       $  9,827       $  9,738
Net Interest Earnings(1)(2) .......................      $ 27,880       $ 27,628       $ 26,776       $ 25,647
Net Average Earning Assets(2) .....................      $440,887       $424,302       $413,267       $371,885
Net Yield on Average Earning Assets(1)(2) .........           6.3%           6.5%           6.5%           6.9%
Net Yield on Average Earning Assets (excluding Loan
 Fees)(1)(2) ......................................           6.1%           6.1%           6.0%           6.4%

----------

(1) Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 36.9 percent for 2000, 36.9 percent for 1999 and 37.8 percent for 1998.

(2) Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $4,798,000 in 2000, $5,865,000 in 1999 and
        $5,252,000 in 1998. Loan fees of $1,064,000 in 2000, $1,846,000 in 1999 and $1,925,000 in 1998 are included in loan interest income. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans is excluded. There were 6 non-accruing loans at December 31, 2000, 14 at December 31, 1999 and 16 at December 31, 1998.

(3)     Includes NOW, Super NOW, and Money Market Deposit Accounts.

RATE SENSITIVITY, NET INTEREST MARGINS AND MARKET RISK.

        RATE SENSITIVITY. Like other banks and bank holding companies, our margins (that is, the difference between yields we are able to realize on loans and other interest earning assets and the interest we pay on deposits) are affected by a number of factors, including the relative percentages or the "mix" of:

        - our assets, between loans, on the one hand, on which banks are able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields generally are lower;

        -       variable and fixed rate loans in the loan portfolio; and

        - demand and savings deposits, on the one hand, and time deposits on the other hand.

        As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in net interest margins during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits; but will generally experience an increase in its net interest margin during periods of declining rates of interest, because yields on fixed interest loans will continue unchanged, while the costs of deposits generally will decline. Similarly, a bank with a high percentage of time deposits generally will experience greater increases in interest expense and, therefore, a decrease in net interest margins, during periods of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest margins because such loans often contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on TCDs cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to terminate or "run-off" in order to reduce interest expense.

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

        The following table sets forth changes in interest earned, including loan fees, and interest paid in each of the years ended December 31, 2000 and 1999 and the extent to which those changes were attributable to changes in the volume and mix of interest earning assets and in the volume and mix of interest bearing liabilities. Changes in interest earned and interest paid due to both rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

                                  Investment Securities
                                  ---------------------
                                               Non-      Federal                 Direct Lease   Time
                                   Taxable  Taxable(1)  Funds Sold    Loans(2)    Financing    Deposits      Total
                                   -------  ----------  ----------    --------   ------------  --------      -----
                                                                 (In thousands)
Interest Earned On:
   2000 compared to 1999:
    Increase (decrease) due to:
     Volume Changes                  $193      $(91)      $(441)      $ 3,332       $(123)      $(752)      $ 2,118
     Rate Changes                     223        43         192           675         (24)        176         1,285
                                     ----      ----       -----       -------       -----       -----       -------
    Net Increase (Decrease)          $416      $(48)      $(249)      $ 4,007       $(147)      $(576)      $ 3,403
                                     ====      ====       =====       =======       =====       =====       =======
   1999 compared to 1998
    Increase (decrease) due to:
     Volume Changes                  $123      $(44)      $(608)      $ 1,912        (120)      $ 238       $1,5019
     Rate Changes                      13        10         (51)       (2,072)          8         (51)       (2,143)
                                     ----      ----       -----       -------       -----       -----       -------
    Net Increase (Decrease)          $136      $(34)      $(659)      $  (160)      $(112)      $ 187       $  (642)
                                     ====      ====       =====       =======       =====       =====       =======


                                   Savings      Other Time    Long Term    Short Term
                                   Deposits       Deposits  Borrowings(3)  Borrowings(4)  Total
------------------------------------------------------------------------------------------------
                                                            (In thousands)
Interest Paid On:
2000 compared to 1999
   Increase (decrease) due to:
    Volume Changes                  $(111)        $ 1,144         $(5)        $74        $ 1,102
    Rate Changes                      432           1,234          --           2          1,668
                                    -----         -------         ---         ---        -------
   Net Increase (Decrease)          $ 321         $ 2,378         $(5)        $76        $ 2,770
                                    =====         =======         ===         ===        =======
1999 compared to 1998
   Increase (decrease) due to:
    Volume Changes                  $ 350         $  (868)        $(5)        $21        $  (502)
    Rate Changes                     (257)           (735)         --          --           (992)
                                    -----         -------         ---         ---        -------
   Net Increase (Decrease)          $  93         $(1,603)        $(5)        $21        $(1,494)
                                    =====         =======         ===         ===        =======

                The ability to maintain our net interest margin is not entirely within our control because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our market areas. In addition, the effect on a bank's net interest margins of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin.

                NET INTEREST MARGIN IN 2000 AND 2001. In order to provide additional funds, primarily to enable us to increase loan activity, at the end of 1999 we made the decision to offer programs designed to bring additional time deposits, including TCDs, into the Bank, after two years of allowing those deposits to "run-off". As a result, as a percentage of average total deposits, demand and savings (including money market) deposits declined to 74% and time deposits, including TCDs, increased to 26% in 2000 as compared to 79% and 21%, respectively, in 1999. As a result, our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) was 6.41% for the year ended December 31, 2000 compared to 6.51% for the year ended December 31, 1999. However, our net interest margin continued to exceed the average net interest margin for California based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the "Peer Group Banks"), because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks and we were able, in 2000, to use a significant portion of the additional time deposits to fund increases in the volume of our loans which generate higher yields than do our other interest earning assets.

                We have instituted new sales and marketing programs for 2001 that are designed to increase our loan volume and also the volume of our demand and savings deposits. However, we may find it necessary or prudent to increase time deposits, as well, to fund some of the increases in loan volume. We currently believe that our net interest margin in 2001 will remain at approximately the same level as in 2000, because we currently expect that any resulting increases in interest income we are able to generate in 2001 will be largely offset by a combination of (i) the increase in interest expense that will result from the increase in the volume of our deposits and (ii) declining rates of interest that we are able to charge on loans due to reductions in market rates of interest that are attributable to a slowing of economic conditions in the United States and actions by the Federal Reserve Board that are designed to stimulate economic activity in response to these conditions. However, there are a number of uncertainties and risks that could adversely affect our net interest margin in 2001, including (i) increased competition in our market areas, both from banks and other types of financial institutions as well as from securities brokerage firms and mutual funds that offer competing investment products, and (ii) the possibility that the economic slowdown will be more severe than is currently anticipated, which could result in reduced loan activity and in a greater decline in market rates of interest.

                MARKET RISK. Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of financial instruments. The value of a financial instrument may changes as a result of changes in interest rate and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans and investment securities, deposits and borrowings. We do not engage in trading activities or participate in foreign currency transactions for our own account. Accordingly, our exposure to market risk is primarily a function of our asset and liability management activities and of changes in market rates of interest that can cause or require increases in the rates we pay on deposits that may take effect more rapidly or may be greater than the increases in the interest rates we are able to charge on loans and the yields that we can realize on our investments. The extent of that market risk depends on a number of variables, including the sensitivity to changes in market interest rates and the maturities of our interest earning assets and our deposits. See "Rate Sensitivity" above.

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

        PROVISION FOR LOAN AND LEASE LOSSES. Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve (the "Loan Loss Reserve") for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Charge-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against the Loan Loss Reserve and additions are made periodically to the Reserve to replenish it following reductions due to loan charge-offs. The amount of that Reserve also is increased periodically to reflect changes in (i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions. Those increases are made through a charge against income referred to as the "provision for loan and lease losses." During 2000 we made provisions totaling $1,070,000 as compared to $485,000 during 1999 and, at December 31, 2000 the Loan Loss Reserve was approximately $3,692,000 or 1.00% of total loans and leases outstanding, compared to approximately $6,102,000 or 1.76% of total loans and leases outstanding at December 31, 1999. The increase in the provision for loan and lease losses in 2000 was attributable primarily to the increase in the volume of outstanding loans. In 1999, provisions for loan and lease losses totaled $485,000 as compared to $775,000 in 1998. That reduction was primarily attributable to a decline in the total number of non-performing assets in 1999 as compared to 1998.

        The following table sets forth an analysis of the Bank's loan and lease loss experience, by category, for the past three years.

                                                              2000            1999              1998
                                                           -------------------------------------------
Average amount of loans and leases outstanding(1)          $ 361,310        $ 327,388        $ 310,467
                                                           =========        =========        =========
Loan and lease loss reserve at beginning of year               6,102            5,576            5,165
                                                           ---------        ---------        ---------
Charge-Offs -- Domestic Loans(2):
     Commercial, financial and agricultural                   (3,762)            (112)            (423)
     Real Estate-construction                                     --               --               --
     Real Estate-mortgage                                         --              (45)            (274)
     Consumer                                                    (30)             (39)             (45)
     Other                                                        --               --             (127)
                                                           ---------        ---------        ---------
         Total Charge-Offs                                    (3,792)            (196)            (869)
Recoveries -- Domestic Loans(2):
Commercial, financial and agricultural                           134               44              202
  Real Estate-construction                                        --               --               --
  Real Estate-mortgage                                           170              188              300
  Consumer                                                         8                5                3
                                                           ---------        ---------        ---------
         Total Recoveries                                        312              237              505
                                                           ---------        ---------        ---------
Net Recoveries (Net Charge-Offs)                              (3,480)              41             (364)
Additions charged to operations                                1,070              485              775
                                                           ---------        ---------        ---------
Loan and lease loss reserve -- balance at end of year      $   3,692        $   6,102        $   5,576
                                                           =========        =========        =========
Ratios:
-------
Net charge-offs during the year to average
loans and leases outstanding during the year                    0.96%          -0.01%             0.12%
Loan loss reserve to total gross loans                          1.00%            1.76%            1.89%
Net loan charge-offs to loan loss reserve                      94.26%          -0.67%             6.53%
Net loan charge-offs to provision for loan losses             325.23%          -8.45%            46.97%
Loan loss reserve to non-performing loans                     115.59%           97.32%           87.34%

----------

(1)     Net of unearned discount.

(2) We do not have any loans outstanding to borrowers in foreign countries and therefore there are no foreign loan charge-offs or recoveries to report for any of the periods presented in the table above.

        During 2000, we charged off $3,750,000 of non-accrual loans due to the bankruptcy of a large corporate borrower. The charge-off of these loans accounts for the significant increase in loan charge-offs in 2000 and the changes in the ratios of net loan charge-offs to loan loss reserve and to the provision for loan losses shown in the above table. However, the charge-off of these loans had no effect on our operating results during 2000, because we had set aside specific reserves for potential losses on these loans during previous fiscal years. Moreover, due primarily to the charge-off of these loans, the amount of non-performing loans (which consist primarily of loans for which there have been no payments of principal or interest for more than 90 days) declined by 49% to $3,194,000, or 0.9% of total loans outstanding at December 31, 2000, from $6,270,000, or 1.8% of total loans outstanding at December 31, 1999 and $6,383,000 or 2.2% of total loans outstanding at December 31, 1998. That decline in the volume of non-performing loans, in turn, led to an improvement in the ratio of the Loan Loss Reserve to non-performing loans to 115.6% at December 31, 2000, as compared to 97.3% and 87.3% at December 31, 1999 and 1998, respectively.

        Due to the charge-off of the loans to this one borrower, loan charge-offs in the year ended December 31, 2000, net of recoveries of previously charged-off loans of $134,000, totaled $3,480,000, which represented ninety-six hundredths of one percent (0.96%) of average loans and leases outstanding during the year. However, but for this charge-off, recoveries of previously charged-off loans would have exceeded loan charge-offs by $270,000 in 2000. In 1999 recoveries of previously charged off loans exceeded loan charge-offs, resulting in net recoveries of $41,000, and in 1998, loan charge-offs, net of recoveries, totaled $364,000, which represented twelve hundredths of one percent (0.12%) of average loans and leases outstanding.

        OTHER INCOME. In 2000, other income increased by $83,000 or 1.8% as compared to 1999. The increase was primarily attributable to increases in transaction fees and service charges on deposit accounts and other banking transactions. In 1999, other income declined by $565,000 or 11.1% as compared to 1998, primarily as a result of decreases in transaction fees and service charges and other banking transactions.

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

        In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits and, thereby, improve our net interest margin, it has been our policy to provide a higher level of personal service to our customers than the level of services that are provided by many of our competitors. Although this practice has caused us to incur a higher level of non-interest expense than many other of our Peer Group Banks, we believe that this practice has enabled us to maintain our net interest margin at levels higher than the average net interest margin of the Peer Group Banks with which we compete.

        Nevertheless, during 1999 and continuing through 2000, we implemented a number of cost reduction programs designed to reduce non-interest expense and, thereby increase operating efficiencies, without adversely affecting the quality of service we provide to our customers. As a result of those programs, in 2000 we reduced our operating expenses by $548,000 compared to 1999. Those expense reductions resulted in an improvement in our efficiency ratio (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income) to 62.7% from 67.2% in 1999. In 1999, our non-interest expense decreased by approximately $1,231,000 as compared to 1998, due primarily to decreases in salary and employee benefit expenses and in other (or miscellaneous) expenses.

        During 2001 we intend to continue our efforts to take advantage of opportunities to reduce non-interest expense without sacrificing the quality or level of service that we are able to provide to our customers.

        INCOME TAXES. Income taxes increased by approximately $258,000 or 7.5% in 2000 and $1,186,000 or 23.4% as compared to 1999, in each case as compared to the prior year, primarily as a result of the increases in pre-tax income in those two years over each of the prior years.

FINANCIAL CONDITION

        Our average total assets increased during 2000 by approximately $18,625,000, or 3.9%, when compared to average total assets for 1999. However, total assets at December 31, 2000 were $47,149,000, or 10.3%, higher than total assets at December 31, 1999. The increase in average total assets was primarily due to an increase of $48,913,000, or 15.6%, in the average loans and leases outstanding, offset to a large extent by reductions in the average volume of investment securities and in the average volume of time deposits held at other banks of $20,082,000 and $12,131,000 respectively. Those reductions were made to provide a portion of the funds needed to increase our outstanding loans which, as a general rule, generate higher yields than other earning assets. See the discussion above under the captions "Results of Operations -- Rate Sensitivity, Net Interest Margins and Market Risk."

        Set forth below is information regarding the average volume of our loans, by type or category of loan, for each of the years in the five year period ended December 31, 2000:

                                                                           December 31,
                                            -------------------------------------------------------------------------
TYPES OF LOANS                                2000            1999            1998            1997             1996
--------------                              ---------       ---------       ---------       ---------       ---------
                                                                         (In Thousands)
Commercial, financial and agricultural      $  44,269       $  41,091       $  42,106       $  44,296       $  40,979
Real Estate construction                       12,647          11,144          15,602          10,895          12,008
Real Estate mortgage(1)                       303,456         283,735         224,530         228,630         231,012
Consumer                                        6,400           5,916           7,011           6,450           8,157
Lease Financing(2)                              1,164           2,341           3,704           4,749           2,864
All other (including overdrafts)                  679           1,707           2,169           2,203             407
                                            ---------       ---------       ---------       ---------       ---------
     Subtotal:                              $ 368,615       $ 345,934       $ 295,122       $ 297,223       $ 295,427
Less:
-----
     Unearned Discount                           (141)           (299)           (539)           (665)           (797)
     Reserve for loan and lease losses         (3,692)         (6,102)         (5,576)         (5,165)         (4,744)
                                            ---------       ---------       ---------       ---------       ---------
         Total                              $ 364,782       $ 339,533       $ 289,007       $ 291,393       $ 289,886
                                            =========       =========       =========       =========       =========

        The maturities of our loans, as of December 31, 2000, presented by type or category of loan, is set forth below:

                                                                           MATURING
                                              ---------------------------------------------------------------
                                              Within One Year  One to Five Years  After Five Years     Total
                                              ---------------  -----------------  ----------------   --------
                                                                       (In thousands)
Commercial, financial and agricultural          $  9,812          $ 6,948          $ 27,509          $ 44,269
Real Estate construction                             228              187            12,232            12,647
Real Estate mortgage                              97,877           50,089           155,490           303,456
Consumer                                           1,911            3,996               493             6,400
Lease Financing                                      399              765                --             1,164
All other                                            660                9                10               679
                                                --------          -------          --------          --------
       Total                                    $110,887          $61,994          $195,734          $368,615
                                                ========          =======          ========          --------

        During 2000 we also conducted programs by which we were able to increase deposits to provide an additional source of funds that also were used to increase loan volume. Overall, in 2000 the average volume of deposits increased by $18,479,000, or 4.5%, as compared to the average volume of deposits during 1999. This increase was attributable to increases in the volume of time deposits (including those in denominations of $100,000 or more) which accounted for 25.7% of average total deposits in 2000 as compared to 21.4% in 1999. Demand deposits, which do not bear interest, and savings and money market deposits, on which we pay lower rates of interests than on time deposits represented 74.3% of average total deposits in 2000 as compared to 78.6% in 1999. The increases in the volume of time deposits, together with increases in interest rates that we paid, primarily in response to increases in market rates of interest, resulted in an increase in increase expense in 2000 as compared to 1999. See the discussion above under the captions "Results of Operations -- Net Interest Income" and "Results of Operations -- Rate Sensitivity, Net Interest Margins and Market Risk."

        The average amounts (in thousands) of and the average rates paid on deposits in each of 2000, 1999 and 1998 are summarized below:

                                                    2000                      1999                      1998
                                          --------------------------------------------------------------------------
                                           Average     Average        Average     Average        Average     Average
                                           Balance       Rate         Balance       Rate         Balance       Rate
                                          --------     -------       --------     -------       --------     -------
Noninterest bearing demand deposits       $142,132         --        $141,554         --        $131,141         --
Savings Deposits(1)                        179,465       2.59%        184,122       2.35%        169,617       2.50%
Time Deposits(2)                           111,405       5.71%         88,848       4.48%        106,855       5.23%
                                          --------                   --------                   --------
       Total Deposits                     $433,002       2.54%       $414,524       2.01%       $407,613       2.41%
                                          ========                   ========                   ========

(1)     Includes NOW, Super NOW, and Money Market Deposit Accounts.

(2) Includes time certificates of deposit in denominations greater than and less than $100,000.

        Set forth below is maturity schedule of domestic time certificates of deposits of $100,000 or more (with amounts stated in thousands) as of December 31, 2000:

Three Months or Less                 $33,839
Over Three through Six Months         10,943
Over Six through Twelve Months         8,143
Over Twelve Months                     2,014
                                     -------
                                     $54,939
                                     =======

        We currently anticipate that there will be modest growth in the Bank's total assets in the year ending December 31, 2001, which is expected to result from increased lending and deposit activity generated by new marketing programs being implemented by the Bank.

        LIQUIDITY MANAGEMENT. Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund our customers' requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At December 31, 2000, the principal sources of liquidity consisted of $26,186,000 in cash and demand balances due from other banks, $12,000,000 of Federal funds sold, $10,000,000 under an overnight repurchase agreement and $2,000,000 in short-term (maturities of 45 days or less) commercial paper, which, together, totaled $50,186,000. Other sources of liquidity include $37,718,000 in securities available for sale, of which approximately $10,868,000 of such securities mature within one year, $6,000,000 in securities held to maturity which mature within one year, and $8,005,000 in interest-bearing deposits at other financial institutions, which mature in 6 months or less. We also have established loan facilities that would enable us to borrow up to $10,100,000 of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at their discount window should the need arise. In addition, we have a currently unused line of credit from the Federal Home Loan Bank under which we may borrow up to approximately $21,727,000. Furthermore, substantially all of the Bank's installment loans and leases, the amount of which aggregated $7,565,000 at December 31, 2000, require regular installment payments from customers, providing us with a steady flow of cash funds. Accordingly, we believe that we have adequate cash and cash equivalent resources to meet any increases in demand for loans and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

        The table below sets forth information concerning the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2000. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

        Generally, where rate-sensitive assets (principally loans, investment securities and other interest earning assets) exceed rate-sensitive liabilities (principally interest bearing deposits), the net interest margin will be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. When rate-sensitive liabilities exceed rate-sensitive assets, the net interest margin generally will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates.


                                                           Over Three      Over One
                                             Three          Through          Year           Over          Non-
                                            Months           Twelve        Through          Five        Interest
                                            or Less          Months       Five Years        Years        Bearing          Total
                                           ---------       ---------       --------       --------      ---------       --------
                                                                          (Dollars in Thousands)

Assets
Interest-bearing deposits in banks         $   5,727       $   2,278       $     --       $     --      $      --       $  8,005
Investment securities                         24,898          14,576         27,577          3,765            644         71,460
Federal Funds Sold                            12,000              --             --             --             --         12,000
Net loans                                    104,849           6,037         61,994        191,902             --        364,782
Noninterest-earning assets                        --              --             --             --         49,578         49,578
                                           ---------       ---------       --------       --------      ---------       --------
     Total assets                          $ 147,474       $  22,891       $ 89,571       $195,667      $  50,222       $505,825
                                           ---------       ---------       --------       --------      ---------       --------

Liabilities and Stockholders' Equity:
Noninterest-bearing deposits               $      --       $      --       $     --       $     --      $ 146,868       $146,868
Interest-bearing deposits                    254,878          46,891          5,378             26             --        307,173
Short-term borrowings                             --              --             --             --             --             --
Long-term borrowings                              --              --             --             --             --             --
Other liabilities                                 --              --             --             --          3,521          3,521
Stockholders' equity                              --              --             --             --         48,263         48,263
                                           ---------       ---------       --------       --------      ---------       --------
         Total liabilities and
           stockholders equity             $ 254,878       $  46,891       $  5,378       $     26      $ 198,652       $505,825
                                           ---------       ---------       --------       --------      ---------       --------
Interest rate sensitivity gap              $(107,404)      $ (24,000)      $ 81,193       $195,641      $(148,430)      $     --
                                           =========       =========       ========       ========      =========       ========
Cumulative interest rate
sensitivity gap                            $(107,404)      $(131,404)      $(47,211)      $148,430      $      --       $
                                           =========       =========       ========       ========      =========       ========


        CAPITAL RESOURCES. During the period from 1995 to 1999, it was our policy to retain earnings to meet capital requirements under applicable government regulations and to support our growth. During that period we opened four new banking offices, all of which have contributed to our increased profitability, and at the same time we increased our capital to levels well above regulatory requirements.

        It is our current policy to retain a substantial portion of our earnings to support further growth and we plan to continue to evaluate and explore opportunities to expand into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets.

        However, the increases in earnings achieved in 1997 and 1998 caused our capital ratios to increase even further in relation to regulatory capital requirements and caused our return on average equity to remain relatively fixed despite those increases in earnings. As a result, in 1998 the Board of Directors authorized an open market stock repurchase program to be funded out of earnings. Between the commencement of that program in late 1998 and December 31, 2000, we had purchased a total of 825,120 shares of our common stock for an aggregate price of approximately $10,886,742. In addition, in March 1999, the Board declared a $0.25 per share cash dividend and, in September of 1999, the Board modified the dividend policy to provide for the payment of quarterly cash dividends. Pursuant to that policy, cash dividends of $0.08 per share were paid in the fourth quarter of 1999 and in the first, second and third quarters of 2000. Beginning in the fourth quarter of 2000, the Board increased the quarterly cash dividend to $0.10 per share and, cash dividends of $0.10 per share were paid in the fourth quarter of 2000 and in the first quarter of 2001, respectively. It is anticipated that similar quarterly cash dividends will be paid during the balance of 2001.

        Federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital (essentially, the sum of a bank's capital stock and retained earnings, less any intangibles) to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, federal bank regulatory agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

        The risk-based capital ratio is determined by weighting the bank's assets in accordance with certain risk factors and, the higher the risk profile of a bank's assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Bank's Tier 1 capital and risk-based capital ratios compare favorably with those of the Peer Group Banks and exceed minimum regulatory requirements.

        Additionally, the level of supervision to which a bank will be subject by federal bank regulatory authorities will depend largely on extent to which a bank meets or exceeds federally mandated leverage capital ratios. A bank that maintains a leverage capital ratio of 5% or more will generally be categorized by federal bank regulatory agencies as "well capitalized" and, therefore, as a general matter will be subject to less extensive regulatory supervision that banks with lower leverage capital ratios

        The following table compares, as of December 31, 2000, the actual capital ratios of the Bank to the capital ratios that the Bank is required to meet under applicable banking regulations:

                                                                For Capital         To Be Categorized
                                                Actual       Adequacy Purposes     as Well Capitalized
                                          -----------------  -----------------     -------------------
Total Capital to Risk Based Assets              12.6%               8.0%                   10.0%
Tier 1 Capital to Risk Weighted Assets          11.7%               4.0%                    6.0%
Tier 1 Capital to Average Assets                 9.5%               4.0%                    5.0%

        Under accounting principles that address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, any unrealized gain on such securities is required to be credited to, and any unrealized losses are required to be charged against, stockholders' equity. At December 31, 2000, we recorded valuation reserve for unrealized losses on such securities aggregating approximately $242,000. The greatest portion of this amount is related to certain investments in mutual funds, which are classified as investments in marketable equity securities, but which we have held for several years and intend to continue to hold for the foreseeable future.

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE

        Statements contained in this Annual Report that are not historical facts or that discuss our expectations regarding our financial performance in the future constitute "forward-looking statements." Forward-looking statements are estimates of future performance that are based upon current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in future periods to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

                ELECTRICITY CRISIS IN CALIFORNIA. California is currently experiencing a tightening in the supply of electricity to the state and there already have been a few rolling power outages or "blackouts" in the past few months and more are expected during the summer months when electricity usage is typically at its peak. Power outages could disrupt our operations, increase our operating costs and reduce the productivity of staff and operations. Among other things, power outages could cause a slowdown and delays in processing banking transactions, which are heavily dependent on the continued functioning of electronic and automated systems; and abrupt and unscheduled power outages could result in the shut down of information systems that could cause financial data to be lost. We have developed contingency plans to deal with such power outages that include the use of alternative energy generating equipment to provide power to essential systems and the use of back up systems at other locations to effectuate banking transactions during power outages in our service areas. However, we do not know and cannot predict the frequency or duration of the power outages that may occur and, therefore, despite our contingency plans, such outages could adversely affect our future operating results. We also expect the cost of the electricity we use in our operations to increase.

       Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Annual Report. We also disclaim any obligation to update forward looking information contained in this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                    PAGE
                                                                                                    ----
Foothill Independent Bancorp and Subsidiaries:
  Independent Auditor's Report ................................................................      32
  Consolidated Balance Sheets at December 31, 2000 and 1999 ...................................      33
  Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998 ......      34
  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
    December 31, 2000, 1999 and 1998 ..........................................................      35
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 ..      36
  Notes to Consolidated Financial Statements ..................................................      38

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Foothill Independent Bancorp and Subsidiaries
Glendora, California

We have audited the accompanying consolidated balance sheets of Foothill Independent Bancorp and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and changes in stockholders' equity and statements of cash flows for the three years ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foothill Independent Bancorp and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and cash flows for the three years ended December 31, 2000, in conformity with generally accepted accounting principles.




Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
February 16, 2001

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

ASSETS
                                                                                        ---------       ---------
                                                                                          2000            1999
                                                                                        ---------       ---------
                                                                                          (dollars in thousands)
Cash and due from banks                                                                 $  26,186       $  23,262
Federal funds sold                                                                         12,000           3,600
                                                                                        ---------       ---------
              TOTAL CASH AND CASH EQUIVALENTS                                              38,186          26,862
                                                                                        ---------       ---------
Interest-bearing deposits in other financial institutions                                   8,005           7,919
Investment securities held-to-maturity                                                     20,742           7,309
Investment securities available-for-sale                                                   50,074          54,239
                                                                                        ---------       ---------
              TOTAL INVESTMENTS                                                            78,821          69,467
                                                                                        ---------       ---------
Federal Home Loan Bank stock, at cost                                                         415           1,547
                                                                                        ---------       ---------
Loans, net of unearned income                                                             367,310         343,294
Direct lease financing                                                                      1,164           2,341
         Provision for Loan Losses                                                         (3,692)         (6,102)
                                                                                        ---------       ---------
              TOTAL LOANS                                                                 364,782         339,533
                                                                                        ---------       ---------
Premises and equipment                                                                      7,013           6,779
Other real estate owned                                                                     2,164           1,714
Cash surrender value of life insurance                                                      5,639           4,997
Deferred tax assets                                                                         1,801           2,412
Federal Reserve Bank stock, at cost                                                           229             229
Accrued interest and other assets                                                           6,775           5,136
                                                                                        ---------       ---------
                  TOTAL ASSETS                                                          $ 505,825       $ 458,676
                                                                                        =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                        ---------       ---------
Liabilities
   Demand deposits                                                                      $ 146,868       $ 133,115
   Savings and NOW deposits                                                               106,618         101,839
   Money market deposits                                                                   74,424          72,400
   Time deposits $100,000 or over                                                          58,801          40,408
   Time deposits under $100,000                                                            67,330          49,502
                                                                                        ---------       ---------
              TOTAL DEPOSITS                                                              454,041         397,264
   Accrued employee benefits                                                                2,197           2,002
   Accrued interest and other liabilities                                                   1,324           2,152
   Other debt                                                                                  --           8,819
                                                                                        ---------       ---------
              TOTAL LIABILITIES                                                           457,562         410,237
                                                                                        ---------       ---------
   Commitments and Contingencies - Note #18
Stockholders' Equity
   Common Stock - authorized, 25,000,000 shares $.001 par  value; issued and
     outstanding, 5,243,863 shares in 2000 and 5,772,614 shares in 1999                         5               5
   Additional paid-in capital                                                              37,754          37,373
   Retained earnings                                                                       10,746          11,898
   Accumulated other comprehensive income - Net unrealized losses on available for
     sale securities, net of taxes of $168 in 2000 and $582 in 1999                          (242)           (837)
                                                                                        ---------       ---------
              TOTAL STOCKHOLDERS' EQUITY                                                   48,263          48,439
                                                                                        ---------       ---------
                  TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                             $ 505,825       $ 458,676
                                                                                        =========       =========

The accompanying notes are an integral part of these consolidated financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                         2000           1999           1998
                                                                       --------       --------       --------
                                                                       (dollars in thousands, except per share
                                                                                      amounts)
INTEREST INCOME
      Interest and fees on loans                                       $ 33,928       $ 29,209       $ 29,501
      Interest on Investment Securities
          Taxable                                                         3,733          4,454          3,912
          Exempt from federal taxes                                         317            347            363
      Interest on deposits                                                  273            849            662
      Interest on federal funds sold                                        652            520          1,560
      Lease financing income exempt from federal taxes                       80            172            239
                                                                       --------       --------       --------
              TOTAL INTEREST INCOME                                      38,983         35,551         36,237
                                                                       --------       --------       --------
INTEREST EXPENSE
      Interest on savings, NOW and money market deposits                  4,646          4,325          4,232
      Interest on time deposits over $100,000                             2,695          1,530          2,521
      Interest on time deposits under $100,000                            3,665          2,452          3,064
      Interest on borrowings                                                 97             26             10
                                                                       --------       --------       --------
              TOTAL INTEREST EXPENSE                                     11,103          8,333          9,827
                                                                       --------       --------       --------
              NET INTEREST INCOME                                        27,880         27,218         26,410
Provision for Loan Losses                                                (1,070)          (485)          (775)
                                                                       --------       --------       --------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        26,810         26,733         25,635
NON INTEREST INCOME
      Services fees                                                       4,487          4,346          4,982
      Gain on sale of SBA loans                                              31            115             32
      Other                                                                  86             60             72
                                                                       --------       --------       --------
                                                                          4,604          4,521          5,086
                                                                       --------       --------       --------
NON INTEREST EXPENSES
      Salaries and employee benefits                                      9,579          9,984         10,579
      Net occupancy expense of premises                                   2,229          2,131          2,158
      Furniture and equipment expenses                                    1,544          1,647          1,715
      Other expenses                                                      7,442          7,580          8,121
                                                                       --------       --------       --------
                                                                         20,794         21,342         22,573
                                                                       --------       --------       --------
              INCOME BEFORE INCOME TAXES                                 10,620          9,912          8,148
                                                                       --------       --------       --------
INCOME TAXES                                                              3,920          3,662          3,084
                                                                       --------       --------       --------
              NET INCOME                                               $  6,700       $  6,250       $  5,064
                                                                       ========       ========       ========
EARNINGS PER SHARE
      Basic                                                            $   1.24       $   1.06       $   0.85
                                                                       ========       ========       ========
      Diluted                                                          $   1.16       $   1.00       $   0.80
                                                                       ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                         Accumulated
                                           Number of              Additional                               Other
                                             Shares      Common     Paid-in   Comprehensive  Retained   Comprehensive
                                          Outstanding     Stock     Capital      Income      Earnings      Income       Total
                                          -----------  ---------- ----------  ------------- ----------  ------------- ----------
                                                                          (dollars in thousands)
BALANCE, JANUARY 1, 1998                   5,111,993   $        5  $   23,272               $   19,062   $     (298)  $   42,041

  15% stock dividend                         779,314                   12,469                  (12,469)
  Cash paid in lieu of fractional shares                                                            (9)                       (9)
  Exercise of stock options                   86,687                    1,018                                              1,018
  Common stock issued under employee
   benefit and dividend reinvestment
   and optional investment plans              16,248                      256                                                256
  Common stock repurchased,
   cancelled and retired                      (9,000)                                             (132)                     (132)
COMPREHENSIVE INCOME:
  Net income                                                                   $    5,064        5,064                     5,064
  Net unrealized security holding gains
    on available-for-sale securities
(Net of taxes of $86)                                                                 141                       141          141
                                                                               ==========
TOTAL COMPREHENSIVE INCOME                                                     $    5,205
                                          ----------   ----------  ----------  ==========   ----------   ----------   ----------
BALANCE, DECEMBER 31, 1998                 5,985,242            5      37,015                   11,516         (157)      48,379

  Cash Dividend                                                                                 (2,408)                   (2,408)
  Exercise of stock options                   17,579                      124                                                124
  Common stock issued under employee
   benefit and dividend reinvestment
   and optional investment plans              17,035                      234                                                234
  Common stock repurchased,
   cancelled and retired                    (247,242)                                           (3,460)                   (3,460)
COMPREHENSIVE INCOME:
   Net income                                                                       6,250        6,250                     6,250
   Net unrealized holding losses
    on available-for-sale securities
(Net of taxes of $305)                                                               (680)                     (680)        (680)
                                                                               ==========
      TOTAL COMPREHENSIVE INCOME                                               $    5,570
                                          ----------   ----------  ----------  ==========   ----------   ----------   ----------
BALANCE, DECEMBER 31, 1999                 5,772,614            5      37,373                   11,898         (837)      48,439

  Cash Dividend                                                                                 (1,383)                   (1,383)
  Exercise of stock options                    4,048                       24                                                 24
  Common stock issued under employee
   benefit and dividend reinvestment
   and optional investment plans              36,079                      357                                                357
  Common stock repurchased,
   cancelled and retired                    (568,878)                                           (6,469)                   (6,469)
COMPREHENSIVE INCOME:
   Net income                                                                       6,700        6,700                     6,700
   Net unrealized holding gains
    on available-for-sale securities
(Net of taxes of $240)                                                                595                       595          595
                                                                               ==========
      TOTAL COMPREHENSIVE INCOME                                               $    7,295
                                          ----------   ----------  ----------  ==========   ----------   ----------   ----------
BALANCE, DECEMBER 31, 2000                 5,243,863   $        5  $   37,754               $   10,746   $     (242)  $   48,263
                                          ==========   ==========  ==========               ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                      2000             1999               1998
                                                                                  -----------       -----------       -----------
                                                                                              (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
      Interest and fees received                                                  $    38,405       $    35,326       $    35,733
      Service fees and other income received                                            3,952             4,105             4,550
      Financing revenue received under leases                                              80               172               239
      Interest paid                                                                   (10,783)           (8,463)           (9,929)
      Cash paid to suppliers and employees                                            (22,478)          (19,909)          (22,227)
      Income taxes paid                                                                (3,554)           (3,881)           (3,190)
                                                                                  -----------       -----------       -----------
              Net Cash Provided By Operating Activities                                 5,622             7,350             5,176
                                                                                  -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturity of held-to-maturity securities                             2,140            11,563             7,854
      Purchase of held-to-maturity securities                                            (193)           (6,041)           (5,498)
      Proceeds from maturity of available-for-sale securities                       1,815,301         2,110,841           161,815
      Purchase of available-for-sale securities                                    (1,824,370)       (2,074,411)         (224,134)
      Proceeds from maturity of deposits in other financial institutions               13,962            40,580            20,482
      Purchase of deposits in other financial institutions                            (14,048)          (33,456)          (27,216)
      Net (increase)decrease in credit card and revolving credit receivables             (300)              356               241
      Recoveries and deferred recoveries on loans previously written off                   80               102               865
      Net increase in loans                                                           (27,557)          (53,181)             (222)
      Net decrease in leases                                                            1,177             1,363             1,045
      Capital expenditures                                                             (1,035)           (1,130)             (681)
      Proceeds from sale of other real estate owned                                        12             1,139               732
      Proceeds from sale of property, plant and equipment                                  21                30                73
                                                                                  -----------       -----------       -----------
              Net Cash Used In Investing Activities                                   (34,810)           (2,245)          (64,644)
                                                                                  -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase(decrease) in deposits                                               56,802           (18,960)           26,516
      Net increase(decrease) in short term borrowing                                   (8,800)            8,800                --
      Proceeds from exercise of stock options                                              24               124             1,018
      Proceeds from stock issuance                                                        357               234               256
      Principal payments on long-term debt                                                (19)              (55)              (49)
      Dividends paid                                                                   (1,383)           (2,408)               (9)
      Stock repurchased and retired                                                    (6,469)           (3,460)             (132)
                                                                                  -----------       -----------       -----------
              Net Cash Provided(Used) By Financing Activities                          40,512           (15,725)           27,600
                                                                                  -----------       -----------       -----------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                    11,324           (10,620)          (31,868)
CASH AND CASH EQUIVALENTS, Beginning of Year                                           26,862            37,482            69,350
                                                                                  ===========       ===========       ===========
CASH AND CASH EQUIVALENTS, End of Year                                            $    38,186       $    26,862       $    37,482
                                                                                  ===========       ===========       ===========




The accompanying notes are an integral part of these consolidated financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                        2000          1999          1998
                                                                                      -------       -------       -------
                                                                                            (dollars in thousands)
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
   Net Income                                                                         $ 6,700       $ 6,250       $ 5,064
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
     Cash Provided By Operating Activities
     Depreciation and amortization                                                        370         1,288         1,289
     Provision for possible credit losses                                               1,070           485           775
     Provision for possible OREO losses                                                    42           (23)          350
     Provision(credit) for deferred taxes                                                 611           (26)          (16)
     Loss on sale of equipment                                                              2             3            53
     Increase(decrease) in taxes payable                                                 (245)          402           (90)
     (Increase)decrease in other assets                                                  (104)          (59)           11
     Increase in interest receivable                                                     (319)          (37)         (237)
     Decrease in discounts and premiums                                                  (179)          (16)          (28)
     Increase(decrease) in interest payable                                               320          (130)         (102)
     Increase in prepaid expenses                                                      (1,167)         (419)         (656)
     Increase(decrease) in accrued expenses and other liabilities                        (825)           51          (616)
     Gain on sale of other real estate owned                                              (12)           --           (52)
     Increase in cash surrender value of life insurance                                  (642)         (419)         (537)
     Gain on sale of investments and other assets                                          --            --           (32)
                                                                                      -------       -------       -------
         Total Adjustments                                                             (1,078)        1,100           112
                                                                                      =======       =======       =======
         Net Cash Provided By Operating Activities                                    $ 5,622       $ 7,350       $ 5,176
                                                                                      =======       =======       =======




The accompanying notes are an integral part of these consolidated financial statements

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Foothill Independent Bancorp and its wholly owned subsidiaries, Foothill Independent Bank ("Bank"), and Foothill BPC, Inc., collectively referred to herein as the "Company". Intercompany balances and transactions have been eliminated.

Nature of Operations

The Bank has been organized as a single operating segment and operates twelve branches in various locations in the Los Angeles, Riverside, and San Bernardino Counties of Southern California. The Bank's primary source of revenue is from providing loans to customers, who are predominately small and middle market businesses and individuals.

Foothill BPC, Inc. is the entity that accounts for leasing of certain bank branches.

On December 18, 2000, the Company formed Platinum Results, Inc., a data processing subsidiary. Platinum Results, Inc. has no operations or assets as of December 31, 2000.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2000.

Investment Securities

Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity, or to an earlier call, if appropriate, on a straight-line basis. Such securities include those that management intends and has the ability to hold into the foreseeable future.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Investment Securities, Continued

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

Loans and Interest on Loans

Loans are stated at unpaid principal balances, net of deferred loan fees and unearned discounts. The Bank recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and recognized as an adjustment to yield of the loan.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to make all payments due according to the contractual terms of the loan agreement. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

For impairment recognized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provisions for loan losses in the same manner in which impairment initially was recognized, or as reduction in the amount of provision for loan losses that otherwise would be reported.

Provision for Loan Losses

The allowance for loan losses is increased by charges to income and decrease by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situation that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for the current increase to loan losses is charged to expense.

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

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and twenty to thirty for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Revenue and expenses form operations and additions to the valuation allowance are included in other expenses.

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

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realized of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

Comprehensive Income

Beginning in 1998, the Bank adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Bank.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Bank has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Disclosure About Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Company's estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimated of fair value. Accordingly, the estimated are not necessary indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimates of methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factor that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimated of fair value may differ significantly from the amounts presented in the accompanying Notes.

Current Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138 in 2000). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral Date of FASB Statement No. 133". This establishes the effective date of SFAS No. 133 for 2001. SFAS No. 133 is not expected to have a material impact on the Bank's financial statements.

Reclassifications

Certain reclassifications were made to prior years' presentations to conform to the current year.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #2 - INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amounts of securities and their approximate fair market values at December 31, were as follows (in thousands):

         Held-To-Maturity Securities                                     December 31, 2000
---------------------------------------------       -------------------------------------------------------------
                                                    Amortized   Gross Unrealized  Gross Unrealized
                                                       Cost            Gains          Losses        Fair Value(a)
                                                    ---------   ----------------  ----------------  -------------
U.S. Treasury Securities                              $   999                         $     2         $   997
Other Government Agency Securities                     16,379                              51          16,328
Municipal Agencies                                      1,053         $    10                           1,063
Other Securities                                        2,311                                           2,311
                                                      -------         -------         -------         -------
            Total Held-to-Maturity Securities         $20,742         $    10         $    53         $20,699
                                                      =======         =======         =======         =======


                                                                       December 31, 1999
                                                   -----------------------------------------------------------
                                                   Amortized  Gross Unrealized Gross Unrealized
                                                      Cost           Gains          Losses       Fair Value(a)
                                                   ---------  ---------------- ----------------  -------------
U.S. Treasury Securities                              $2,997         $    1         $   11         $2,987
Other Government Agency Securities                     1,000                            37            963
Municipal Agencies                                     1,062                            17          1,045
Other Securities                                       2,250                                        2,250
                                                      ------         ------         ------         ------
            Total Held-to-Maturity Securities         $7,309         $    1         $   65         $7,245
                                                      ======         ======         ======         ======


    Available-For-Sale Securities                                 December 31, 2000
------------------------------------         ---------------------------------------------------------------
                                             Amortized   Gross Unrealized   Gross Unrealized
                                                Cost            Gains            Losses        Fair Value(a)
                                             ---------   ----------------   ----------------   -------------
Government Agency Securities                  $29,567                           $    10          $29,557
Certificates of Participation(b)                3,640          $   137                             3,777
Municipal Agencies                                750                3                               753
Repurchase Agreement                           10,000                                             10,000
Mortgage-Back Securities                          357                3                               360
Other Securities                                6,009                4              386            5,627
                                              -------          -------          -------          -------
            Total Available-for-Sale          $50,323          $   147          $   396          $50,074
                                              =======          =======          =======          =======


                                                                    December 31, 1999
                                             ---------------------------------------------------------------
                                             Amortized   Gross Unrealized  Gross Unrealized
                                                Cost           Gains            Losses         Fair Value(a)
                                             ---------   ----------------  ----------------    -------------
Government Agency Securities                  $44,275                           $   674          $43,601
Certificates of Participation(b)                3,961          $    83                             4,044
Municipal Agencies                              1,068                                47            1,021
Other Securities                                6,019                               446            5,573
                                              -------          -------          -------          -------
            Total Available-for-Sale          $55,323          $    83          $ 1,167          $54,239
                                              =======          =======          =======          =======

(a) The Bank's portfolio of securities primarily consists of investment-grade securities. The fair value of actively traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.

(b) Non-rated certificates of participation evidencing ownership interest in the California Statewide Communities Development Authority - San Joaquin County Limited Obligation Bond Trust with book values of $3,640,000 and $3,961,000 and market values of $3,777,000 and $4,044,000 at December 31, 2000 and 1999, respectively.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #2 - INVESTMENT SECURITIES, Continued

Proceeds from maturities of investment securities held-to-maturity during 2000, were $2,140,000. Proceeds from maturities of investment securities available-for-sale during 2000, were $1,815,301,000. There were no gains or losses recognized.

Proceeds from maturities of investment securities held-to-maturity during 1999, were $11,563,000. Proceeds from maturities of investment securities available-for-sale during 1999, were $2,110,841,000. There were no gains or losses recognized.

Securities with a book value of $13,075,000 and $11,898,000 and market value of $13,073,000 and $11,893,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost, estimated fair value and average yield of securities at December 31, 2000, by contractual maturity were as follows (in thousands):

                                                       Held-to-Maturity Securities
                                               -------------------------------------------
Maturities Schedule of Securities              Amortized                         Average
 at December 31, 2000                            Cost          Fair Value        Yield(a)
--------------------------------------         ---------       ----------        ---------
Due in one year or less                         $ 8,311          $ 8,297          4.50%
Due after one year through five years            12,278           12,246          6.15%
Due after five years                                153              156          4.91%
                                                -------          -------          ----
             Carried at Amortized Cost          $20,742          $20,699          5.48%
                                                =======          =======          ====

(a) The average yield is based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

                                                                    Available-for-Sale Securities
                                                              ------------------------------------------
                                                              Amortized                        Average
Maturities Schedule of Securities at December 31, 2000          Cost          Fair Value       Yield(a)
------------------------------------------------------        ---------       ----------       ---------
Due in one year or less                                       $22,884          $22,863          6.26%
Due after one year through five years                          22,832           22,977          6.43%
Due after five through ten years                                1,740            1,735          6.46%
Due after ten years                                             2,867            2,499          2.07%
                                                              -------          -------          ----
             Carried at Fair Value                            $50,323          $50,074          6.11%
                                                              =======          =======          ====

(a) The average yield is based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #3 - LOANS

The composition of the loan portfolio at December 31, 2000 and 1999, was as follows (in thousands):

                                                                  2000            1999
                                                                ---------       ---------
Commercial, financial and agricultural                          $  44,269       $  41,091
Real Estate -- construction                                        12,647          11,144
Real Estate -- mortgage
      Commercial                                                  275,557         252,189
      Residential                                                  27,899          31,546
Loans to individuals for household, family
 and other personal expenditures                                    6,400           5,916
All other loans (including overdrafts)                                679           1,707
                                                                ---------       ---------
                                                                  367,451         343,593
Deferred income on loans                                             (141)           (299)
                                                                ---------       ---------
                             Loans, net of deferred income      $ 367,310       $ 343,294
                                                                =========       =========

Nonaccruing loans totaled approximately $2,319,000 and $6,068,000 at December 31, 2000 and 1999, respectively. Interest income that would have been recognized on nonaccrual loans if they had performed in accordance with the terms of the loans was approximately $644,000, $819,000, and $967,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

At December 31, 2000 and 1999, the Bank had approximately $17,000 and $202,000 of loans that were past due 90 days or more in interest or principal but which were still accruing interest. These loans are collateralized and in the process of collection.

NOTE #4 - DIRECT LEASE FINANCING

The Bank leases equipment to parties under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investment in direct lease financing at December 31, 2000 and 1999, consists of the following (in thousands):

                                       2000          1999
                                     -------       -------
Lease payments receivable            $ 1,236       $ 2,589
Unearned income                          (72)         (248)
                                     -------       -------
                                     $ 1,164       $ 2,341
                                     =======       =======

At December 31, 2000, the Bank had no outstanding lease commitments.

At December 31, 2000, future minimum lease payments receivable under direct financing leases are as follows:

       Year                                                              (In thousands)
--------------------
       2001                                                                  $  600
       2002                                                                     160
       2003                                                                     270
       2004                                                                     140
       2005                                                                      47
     Thereafter                                                                  19
                                                                             ------
                                                                              1,236
Less unearned income                                                           (72)
                                                                             ------
                                                                             $1,164
                                                                             ======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Transactions in the reserve for loan and lease losses are summarized as follows (in thousands):

                                                  2000          1999          1998
                                                -------       -------       -------
Balance, Beginning of Year                      $ 6,102       $ 5,576       $ 5,165
Recoveries on loans previously charged off          312           237           505
Provision charged to operating expense            1,070           485           775
Loans charged off                                (3,792)         (196)         (869)
                                                -------       -------       -------
Balance, End of Year                            $ 3,692       $ 6,102       $ 5,576
                                                =======       =======       =======

The Bank treats all nonaccruing loans and troubled debt restructurings as impaired loans. The allowances for loan losses related to impaired loans amounted to approximately $1,638,000 and $1,363,000 for the years ended December 31, 2000 and 1999, respectively, and those allowances are included in the above balances. The average balance of these loans amounted to approximately $5,770,000 and $8,111,000 for the years ended December 31, 2000 and 1999, respectively. During 2000, cash receipts totaling approximately $52,000 were applied to reduce the principal balances of, but no interest income was recognized on, impaired loans. During 1999, cash receipts of approximately $452,000 were applied to reduce the principal balances of, and approximately $528,000 of interest income was recognized on, impaired loans.

NOTE #6 - BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment are summarized as follows (in thousands):

                                                        2000           1999
                                                      --------       --------
Buildings                                             $  2,424       $  2,424
Furniture and equipment                                  8,742          8,677
Leasehold improvements                                   3,424          2,944
                                                      --------       --------
                                                        14,590         14,045
Less:  Accumulated depreciation and amortization        (8,807)        (8,478)
                                                      --------       --------
                                                         5,783          5,567
Land                                                     1,230          1,212
                                                      --------       --------
                             Total                    $  7,013       $  6,779
                                                      ========       ========

The Bank leases land and buildings under noncancelable operating leases expiring at various dates through 2014. The following is a schedule of future minimum lease payments based upon obligations at year-end (in thousands):

          Year
--------------------------
          2001                                    $1,308
          2002                                     1,202
          2003                                     1,199
          2004                                     1,195
          2005                                       994
       Thereafter                                  3,868
                                                  -------
          Total                                   $9,766
                                                  =======

Total rental expense for the three years ended December 31, 2000, 1999, and 1998, was $1,269,000, $1,246,000 and $1,231,000, respectively.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #7 - OTHER REAL ESTATE OWNED

Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, 2000 and 1999, were as follows (in thousands):

                                                  2000          1999
                                                -------       -------
Balance, Beginning of Year                      $ 1,714       $ 2,876
Additions                                         1,038            --
Valuation adjustments and other reductions         (588)       (1,162)
                                                -------       -------
Balance, End of Year                            $ 2,164       $ 1,714
                                                =======       =======

The balances at December 31, 2000 and 1999 are shown net of reserves of $0 and $387,000, respectively.

Transactions in the reserve for other real estate owned are summarized for December 31, 2000 and 1999 as follows (in thousands):

                                         2000        1999
                                        -----       -----
Balance, Beginning of Year              $ 387       $ 503
Provision charged to other expense         --          23
Charge-offs and other reductions         (387)       (139)
                                        -----       -----
Balance, End of Year                    $  --       $ 387
                                        =====       =====

NOTE #8 - DEPOSITS

At December 31, 2000, the scheduled maturities of time deposits are as follows (in thousands):

     2001                      $120,609
     2002                         5,120
     2003                           168
     2004                            40
     2005                           167
  Thereafter                         27
                               ---------
    Total                      $126,131
                               =========

NOTE #9 - OTHER DEBT

In 1999, other debt consisted of a short term borrowing of $8,800,000 at a fixed rate representing an advance from the Federal Home Loan Bank of San Francisco with a due date of January 31, 2000, and interest payable at 6.12%. This advance was repaid on January 31, 2000. The other debt also included one obligation in the amount of $19,000. This note was a secured obligation and bears interest at 10%. Principal and interest were payable monthly in installments of $4,956, beginning October 1, 1990, until May 1, 2000, when this note was paid in full.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #10 - STOCK OPTION PLAN

The Company maintains an employee incentive and nonqualified stock option plan which was approved by its stockholders in 1993 (the "1993 Option Plan"). The Company applies APB Opinion No. 25 and related interpretations in accounting with respect to this Option Plan. Accordingly, no compensation cost has been recognized with respect to options granted under the 1993 Option Plan.

The 1993 Option Plan provides for the issuance of up to an aggregate of 1,147,041 shares of the Company Common Stock (which number gives retroactive effect to stock dividends issued prior to December 31, 2000). Options to purchase those shares may be granted to officers, key employees and directors of the Company and its subsidiaries, including the Bank, at prices not less than the fair market value of such shares at dates of grant. Options granted expire within a period of not more than ten years from the dates on which the options are granted.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998, respectively: risk-free rates of 5.08%, 4.67%, and 5.70%; dividend yields of 2%, 2%, and 0%; expected life of five years; and volatility of 33%, 34%, and 34%.

Information with respect to the number of shares of Common Stock that were subject to options that were granted or exercised, and those that expired without exercise, under the 1993 Option Plan during December 31, 2000, 1999 and 1998, the weighted exercise prices thereof, and the number of shares subject to exercisable options at the end of each of those years, is presented below:

                                                2000                       1999                       1998
                                      ------------------------- -------------------------  --------------------------
                                                   Weighted                   Weighted                    Weighted
                                                    Average                    Average                     Average
                                       Shares    Exercise Price  Shares    Exercise Price    Shares    Exercise Price
                                      -------    -------------- --------   --------------  ----------  --------------
Outstanding, Beginning of Year        789,095       $ 8.49       758,861       $ 8.49        780,410       $ 7.92
Granted                                81,000        10.17        64,700        13.12         92,800        15.42
Exercised                              (4,048)        6.00       (17,579)       (7.05)       (86,687)       (8.14)
Forfeited                             (19,150)       13.29       (16,887)      (13.95)       (27,662)      (11.17)
                                      -------                    -------                     -------
Outstanding, End of Year              846,897         9.21       789,095         8.84        758,861         8.49
                                      =======                    =======                     =======

Options exercisable at year end       773,907         8.60       717,887         8.27        652,793         7.61
Weighted average fair value of
  options granted during year        $   3.15                   $   4.36                    $   5.86

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #10 - STOCK OPTION PLAN, Continued

The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                          Options Outstanding                            Options Exercisable
                         -------------------------------------------------------   -------------------------------
                                            Weighted Average        Weighted                           Weighted
                            Number              Remaining           Average           Number            Average
Exercise Price           Outstanding        Contractual Life     Exercise Price    Exercisable      Exercise Price
----------------         -----------        ----------------     ---------------   -----------      --------------
$5.21 to $6.82             373,690                 4.28          $      5.99          373,690          $      5.99
$9.09 to $10.75            296,557                 6.96                 9.43          245,933                 9.31
$11.75 to $13.38           104,475                 7.65                12.47           90,984                12.43
$14.00 to $15.38            60,675                 7.72                15.42           51,800                15.34
$17.50                      11,500                 7.33                17.50           11,500                17.50
                           -------                                                    -------
$5.21 to $17.50            846,897                                                    773,907
                           =======                                                    =======

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Bank's net income would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                   2000           1999           1998
                                ---------      ---------      ---------
Net income:
     As reported                $   6,700      $   6,250      $   5,064
     Pro forma                      6,470          6,005          4,710
Per share data:
     Net income -- Basic
          As reported           $    1.24      $    1.06      $    0.85
          Pro forma             $    1.19      $    1.02      $    0.79
     Net income -- diluted
          As reported           $    1.16      $    1.00      $    0.80
          Pro forma             $    1.12      $    0.96      $    0.74


NOTE #11 - DEFINED CONTRIBUTION PLAN (401K)

The Company sponsors a defined contribution pension plan that covers all employees with 1,000 or more hours worked in a year. Contributions to the plan are based on the employee's gross salary less the IRS Section 125 flex plan. For the years ending December 31, 2000, 1999, and 1998, the amount of pension expense was $272,000, $259,000, and $270,000, respectively.

NOTE #12 - DEFERRED COMPENSATION

The Bank maintained a nonqualified, unfunded deferred compensation plan for certain key management personnel whereby they may defer compensation which will then provide for certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement. The plan provides for reduced benefits upon early retirement, disability, or termination of employment. The deferred compensation expense for 2000 was $324,000 ($190,836 net of income taxes), 1999 was $324,000 ($190,836 net of income taxes), and 1998 was $328,970 ($194,085 net of income taxes).

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #13 - RESTRICTION ON TRANSFERS OF FUNDS TO PARENT

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Commissioner of Financial Institutions, net income for the year and the retained net income for the preceding two years.
Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates of the Company amounting to more than 20% of its contributed capital and retained earnings. At December 31, 2000, the maximum combined amount of funds that were available from these two sources was approximately $16,055,000 or 33% consolidated stockholders' equity.

NOTE #14 - STOCK DIVIDENDS

On April 16, 1998, the Board of Directors declared a 15% stock dividend payable on July 7, 1998, to stockholders of record on June 15, 1998. As a result, the Bank distributed 779,314 shares of common stock and the common stock was increased and retained earnings was decreased by $12,469,000. All references in the accompanying financial statements to the number of common shares and per share amounts for 1998 have been restated to reflect the stock dividends.

NOTE #15 - OTHER EXPENSES

The following is a breakdown of other expenses for the years ended December 31, 2000, 1999, and 1998 (amounts in thousands):

                                             2000        1999        1998
                                            ------      ------      ------
Data processing                             $1,077      $  970      $  934
Marketing expenses                             940       1,109         707
Office supplies, postage and telephone       1,071       1,136       1,162
Bank insurance                                 492         562         582
Supervisory assessments                        126          94         108
Professional fees                            1,334       1,742       1,309
Operating losses                                66          71         142
OREO expenses                                   39         140         586
Other                                        2,297       1,756       2,591
                                            ------      ------      ------
                             Total          $7,442      $7,580      $8,121
                                            ======      ======      ======

NOTE #16 - INCOME TAXES

The provisions for income taxes consist of the following (amounts in thousands):

                                            2000         1999          1998
                                          -------      -------       -------
Tax provision applicable to income
 before income taxes                      $ 3,920      $ 3,662       $ 3,084
                                          =======      =======       =======
Federal Income Tax
      Current                               2,469        2,621         2,520
      Deferred                                282          (49)         (366)
State Franchise Tax
      Current                               1,080        1,067         1,061
      Deferred                                 89           23          (131)
                                          -------      -------       -------
                               Total      $ 3,920      $ 3,662       $ 3,084
                                          =======      =======       =======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #16 - INCOME TAXES, Continued

The following is a summary of the components of the deferred tax assets accounts recognized in the accompanying statements of financial condition as of December 31 (amounts in thousands):

                                                                  2000           1999
                                                                 -------       -------
Deferred Tax Assets
      Allowance for loan losses due to tax limitations           $   909       $ 1,709
      Deferred compensation plan                                   1,026           863
      Allowance for other real estate owned                           47            38
      Other assets and liabilities                                   338           184
      Net unrealized loss on available-for-sale securities             6           246
                                                                 -------       -------
                             Total Deferred Tax Assets             2,326         3,040
Deferred Tax Liabilities
      Premises and equipment due to depreciation difference         (525)         (628)
                                                                 -------       -------
                             Net Deferred Tax Assets             $ 1,801       $ 2,412
                                                                 =======       =======

Deferred tax expense results from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows (amounts in thousands):

                                                                    2000                   1999                     1998
                                                             -----------------      ------------------       -----------------
                                                             Federal     State      Federal      State       Federal     State
                                                             -------     -----      -------      -----       -------     -----
Tax Effect of:
 Nonaccrual loan interest computed differently
 on tax returns than for financial statements                $ (12)      $  (4)      $ (30)      $  (6)      $  74       $  26
 Depreciation computed differently on tax
 on tax returns than for financial statements                  (65)        (38)        (78)        (23)        (34)        (12)
 OREO transactions computed differently
 on tax return than for financial statements                    (6)         (3)        134          45         (48)        (17)
 Deferred compensation plan                                   (109)        (54)          3           1         (43)        (15)
 Provision for loan loss deduction on tax  return
(over) amount charged for financial statements purposes        575         225          38          20        (223)        (80)
 Other assets and liabilities                                 (101)        (37)       (116)        (14)        (92)        (33)
                                                             -----       -----       -----       -----       -----       -----
                           Total                             $ 282       $  89       $ (49)      $  23       $(366)      $(131)
                                                             =====       =====       =====       =====       =====       =====

As a result of the following items, the total tax expenses for 2000, 1999 and 1998, were less than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes (dollars in thousands):

                                                2000                     1999                     1998
                                        ---------------------    ---------------------   ----------------------
                                                   Percent of               Percent of               Percent of
                                                     Pretax                   Pretax                   Pretax
                                         Amount      Income       Amount      Income       Amount      Income
                                        -------    ----------    -------    ----------    -------    ----------
Federal rate                            $ 3,611       34.0       $ 3,370       34.0       $ 2,770       34.0
Changes due to State income tax,
 net of Federal tax benefit                 754        7.1           704        7.1           579        7.1
Exempt interest                            (517)      (4.9)         (438)      (4.5)         (296)      (3.6)
Other                                        72        0.7            26        0.3            31        0.3
                                        -------       ----       -------       ----       -------       ----
                             Total      $ 3,920       36.9       $ 3,662       36.9       $ 3,084       37.8
                                        =======       ====       =======       ====       =======       ====

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #17 - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share ("EPS"). All amounts in the table are in thousands.

                                                             2000                    1999                    1998
                                                      ------------------      ------------------      ------------------
                                                      Income      Shares      Income      Shares      Income      Shares
                                                      ------      ------      ------      ------      ------      ------
Net income as reported                                $6,700                  $6,250                  $5,064
Shares outstanding at year end                                     5,244                   5,773                   5,985
Impact of weighting shares purchased during year                     190                     113                     (38)
                                                      ------      ------      ------      ------      ------      ------
                      Used in Basic EPS                6,700       5,434       6,250       5,886       5,064       5,947
Dilutive effect of outstanding stock options                         366                     367                     423
                                                      ------      ------      ------      ------      ------      ------
                      Used in Dilutive EPS            $6,700       5,800      $6,250       6,253      $5,064       6,370
                                                      ======      ======      ======      ======      ======      ======

NOTE #18 - COMMITMENTS AND CONTINGENCIES

The Bank is involved in various litigation that has arisen in the ordinary course of its business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company's financial statements.

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby commercial letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2000 and 1999 , the Bank had commitments to extend credit of $17,393,000 and $48,503,000, respectively, and obligations under standby letters of credit of $903,000 and $644,000, respectively.

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

NOTE #19 - REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Under applicable law and government regulations, a failure by the Company or the Bank to meet certain minimum capital requirements would result in the imposition of operational restrictions and other requirements and the possible initiation of additional discretionary actions by government regulatory agencies that could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital requirements that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The most recent notification from the federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Prompt corrective action provisions are not applicable to bank holding companies.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #19 - REGULATORY MATTERS, Continued

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) and ratios of total capital and Tier 1 capital and to risk-weighted assets (as defined), and to average assets (as defined). The following table compares, as of December 31, 2000 and December 31, 1999, the total capital and Tier 1 capital of the Company (on a consolidated basis), and that of the Bank, to the capital requirements imposed by government regulations (with amounts stated in thousands):

FOOTHILL INDEPENDENT BANCORP                                                                   Capital Needed
                                                                           ----------------------------------------------------
                                                                                                               To Be Well
                                                                                 For Capital               Capitalized Under
                                                                                   Adequacy                 Prompt Corrective
                                                       Actual                      Purposes                    Provisions
                                               ---------------------       -----------------------       ----------------------
                                                Amount         Ratio         Amount          Ratio        Amount          Ratio
                                               ---------      ------       -----------      ------       --------        ------
AS OF DECEMBER 31, 2000:
Total capital to risk-weighted assets          $51,783         12.6%         $32,767          8.0%        $40,959         10.0%
Tier 1 capital to risk-weighted assets          48,091         11.7%          16,383          4.0%         24,575          6.0%
Tier 1 capital to average assets                48,091          9.5%          20,290          4.0%         25,363          5.0%
AS OF DECEMBER 31, 1999:
Total capital to risk-weighted assets          $53,470         14.2%         $26,304          8.0%        $37,578         10.0%
Tier 1 capital to risk-weighted assets          48,756         13.0%          15,031          4.0%         22,547          6.0%
Tier 1 capital to average assets                48,756         10.4%          18,812          4.0%         23,515          5.0%

FOOTHILL INDEPENDENT BANK                                                             Capital Needed
                                                                       ----------------------------------------------
                                                                                                     To Be Well
                                                                            For Capital           Capitalized Under
                                                                              Adequacy            Prompt Corrective
                                                      Actual                  Purposes               Provisions
                                              ----------------------   ---------------------   ----------------------
                                                 Amount       Ratio       Amount      Ratio       Amount      Ratio
                                              -----------   --------   -----------   -------   -----------  ---------
AS OF DECEMBER 31, 2000:
Total capital to risk-weighted assets            $51,658      12.6%       $32,763      8.0%       $40,954      10.0%
Tier 1 capital to risk-weighted assets            47,966      11.7%        16,382      4.0%        24,572       6.0%
Tier 1 capital to average assets                  47,966       9.5%        20,168      4.0%        25,210       5.0%
AS OF DECEMBER 31, 1999:
Total capital to risk-weighted assets            $53,163      14.2%       $30,033      8.0%       $37,542      10.0%
Tier 1 capital to risk-weighted assets            48,453      12.9%        15,017      4.0%        22,525       6.0%
Tier 1 capital to average assets                  48,453      10.4%        18,689      4.0%        23,361       5.0%

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below presents the carrying amounts and fair values of financial instruments at December 31, 1999 (with dollars in thousands). FASB Statement 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point-in-time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holding of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, future expected loss experience and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore can not be determined with precision. Changes and assumptions could significantly affect the estimates.

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

        Loans

        The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received from the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

        Deposits

        The fair value of demand deposits, money market deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at December 31, 2000 and December 31, 1999. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

        Long-term Debt - Notes Payable

        Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

                                                      December 31, 2000               December 31, 1999
                                                 -----------------------------  ------------------------------
                                                   Carrying          Fair         Carrying           Fair
                                                    Amount          Value          Amount           Value
                                                 --------------  -------------  --------------   -------------
Financial Assets
      Cash and cash equivalents                        $38,186        $38,186         $26,862         $26,862
      Investment securities and deposits                79,465         77,088          71,243          71,244
      Loans                                            367,450        357,448         343,593         346,649
      Direct lease financing                             1,164          1,158           2,341           2,346
      Cash surrender value                               5,639          5,639           4,997           4,997
Financial Liabilities
      Deposits                                         454,041        454,278         397,264         397,676
      Other debt                                            --             --           8,819           8,822
Unrecognized Financial Instruments
      Commitments to extend credit                      48,304          4,830          48,503          48,503
      Standby letters of credit                            924             92             644             644

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #21 - CONDENSED FINANCIAL INFORMATION OF FOOTHILL INDEPENDENT BANCORP (PARENT COMPANY)

                                                      BALANCE SHEETS
                                                                                     2000           1999           1998
                                                                                 -------------   ------------   ------------
                                                                                           (dollars in thousands)
ASSETS
   Cash                                                                                  $198           $704           $261
   Investment in subsidiaries                                                          47,975         47,785         47,475
   Time certificates of deposit                                                            --             --             97
   Accounts receivable                                                                    174            317            413
   Excess of cost over net assets of company acquired (net)                                42             85            128
    Prepaid expenses                                                                       19             11              5
                                                                                 -------------   ------------   ------------
                      Total Assets                                                    $48,408        $48,902        $48,379
                                                                                 =============   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Accounts payable                                                                      $145             --             --
   Dividends payable                                                                       --           $463             --
                                                                                 -------------   ------------   ------------
                                                                                          145            463             --
                                                                                 -------------   ------------   ------------
STOCKHOLDERS' EQUITY
   Common stock                                                                             5              5              5
   Additional paid-in capital                                                          37,754         37,373         37,015
   Retained earnings                                                                   10,504         11,061         11,359
                                                                                 -------------   ------------   ------------
                      Total Stockholders' Equity                                       48,263         48,439         48,379
                                                                                 -------------   ------------   ------------
                      Total Liabilities and Stockholders Equity                       $48,263        $48,902        $48,379
                                                                                 =============   ============   ============

                                                   STATEMENTS OF INCOME
INCOME
      Equity in undistributed income of subsidiaries                                   $6,992         $6,739         $5,261
      Interest and other income                                                            --             --             18
                                                                                  ------------   ------------   ------------
                                                                                        6,992          6,739          5,279
                                                                                  ------------   ------------   ------------
EXPENSE
      Amortization and other expenses                                                     467            806            323
                                                                                  ------------   ------------   ------------
                      Total Operating Income                                            6,525          5,933          4,956
Tax benefit of parent's operating expenses                                                175            317            108
                                                                                  ------------   ------------   ------------
                      Net Income                                                       $6,700         $6,250         $5,064
                                                                                  ============   ============   ============

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #21 - CONDENSED FINANCIAL INFORMATION OF FOOTHILL INDEPENDENT BANCORP (PARENT COMPANY), Cont'd

                                                 STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                     2000             1999             1998
                                                                                    -------          -------          -------
                                                                                             (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
      Cash received for tax benefit from Foothill Independent Bank                  $   317          $   413          $   108
      Interest and other income received                                                 --               --               18
      Cash paid for operating expenses                                                 (286)            (770)            (551)
                                                                                    -------          -------          -------
                      Net Cash Provided(Used) By Operating Activities                    31             (357)            (425)
                                                                                    -------          -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net decrease in loans                                                              --               --               13
      (Purchase)redemption of deposits in other financial institutions                   --               97              297
      Capital contributed to subsidiary                                                  --               --             (900)
                                                                                    -------          -------          -------
                      Net Cash Provided(Used) By Investing Activities                    --               97             (590)
                                                                                    -------          -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends paid                                                                 (1,846)          (1,945)              (9)
      Dividends received from Foothill Independent Bank                               7,397            5,750               --
      Capital stock purchased                                                           357              234              256
      Proceeds from exercise of stock options                                            24              124            1,018
      Capital stock repurchased                                                      (6,469)          (3,460)            (132)
                                                                                    -------          -------          -------
                      Net Cash Provided(Used) By Financing Activities                  (537)             703            1,133
                                                                                    -------          -------          -------
NET INCREASE(DECREASE) IN CASH                                                         (506)             443              118
CASH, Beginning of Year                                                                 704              261              143
                                                                                    =======          =======          =======
CASH, End of Year                                                                   $   198          $   704          $   261
                                                                                    =======          =======          =======
RECONCILIATION OF NET INCREASE TO NET CASH PROVIDED BY OPERATING ACTIVITIES
NET INCOME                                                                          $ 6,700          $ 6,250          $ 5,064
                                                                                    -------          -------          -------
      Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities
          Amortization                                                                   43               42               42
          Undistributed earnings of subsidiaries                                     (6,992)          (6,739)          (5,261)
          (Increase)Decrease in accounts receivable                                     143               96             (270)
          (Increase)Decrease in prepaid expenses                                         (8)              (6)              --
          Increase in accounts payables                                                 145               --               --
                                                                                    -------          -------          -------
                      Total Adjustments                                              (6,669)          (6,607)          (5,489)
                                                                                    -------          -------          -------
                      Net Cash Provided(Used) by Operating Activities               $    31          $  (357)         $  (425)
                                                                                    =======          =======          =======

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE #22 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following quarterly financial information for the Company and its subsidiaries for the two years ended December 31, 2000 and 1999, is summarized below:

                                                                                         2000
                                                               -------------------------------------------------------
                                                                First          Second           Third          Fourth
                                                               -------         -------         -------         -------
                                                                   (dollars in thousands, except per share amounts)
Summary of Operations
   Interest income                                             $ 9,544         $ 9,488         $ 9,839         $10,112
   Interest expense                                              2,380           2,716           2,920           3,087
   Net interest income                                           7,164           6,772           6,919           7,025
   Provision for loan losses                                       250             455             190             175
   Net interest income after provision for loan losses           6,914           6,317           6,729           6,850
   Other income                                                  1,030           1,172           1,193           1,209
   Other expense                                                 5,404           4,910           5,152           5,328
   Income before taxes                                           2,540           2,579           2,770           2,731
   Applicable income taxes                                         938             953           1,023           1,006
                                                               -------         -------         -------         -------
                      Net Income                               $ 1,602         $ 1,626         $ 1,747         $ 1,725
                                                               =======         =======         =======         =======
Earnings Per Share -- Basic                                    $  0.28         $  0.30         $  0.33         $  0.33
                                                               =======         =======         =======         =======
Earnings Per Share -- Diluted                                  $  0.26         $  0.29         $  0.30         $  0.31
                                                               =======         =======         =======         =======

                                                                                      1999
                                                               ---------------------------------------------------
                                                               First          Second         Third          Fourth
                                                               ------         ------         ------         ------
                                                                 (dollars in thousands, except per share amounts)
Summary of Operations
   Interest income                                             $8,677         $8,993         $8,837         $9,044
   Interest expense                                             2,126          2,060          2,098          2,049
   Net interest income                                          6,551          6,933          6,739          6,995
   Provision for loan losses                                      156            124            205             --
   Net interest income after provision for loan losses          6,395          6,809          6,534          6,995
   Other income                                                 1,189          1,249          1,125            958
   Other expense                                                5,209          5,606          5,092          5,435
   Income before taxes                                          2,375          2,452          2,567          2,518
   Applicable income taxes                                        867            895            937            963
                                                               ------         ------         ------         ------
                      Net Income                               $1,508         $1,557         $1,630         $1,555
                                                               ======         ======         ======         ======
Earnings Per Share - Basic                                     $ 0.25         $ 0.26         $ 0.28         $ 0.27
                                                               ======         ======         ======         ======
Earnings Per Share - Diluted                                   $ 0.24         $ 0.25         $ 0.26         $ 0.25
                                                               ======         ======         ======         ======

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information regarding our executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company's definitive proxy statement, for the Company's 2001 annual meeting of shareholders, to be filed with the Commission on or before April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 2001 for the Company's 2001 annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 2001 for the Company's 2001 annual shareholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 2001 for the Company's 2001 annual shareholders' meeting.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The following documents are filed as part of this Form 10-K:

        (1)     Financial Statements:

                See Index to Financial Statements in Item 8 on Page 31 of this Report.

        (2)     Financial Statement Schedules:

                All schedules are omitted as the information is not required, is not material or is otherwise furnished.

        (3)     Exhibits:

                See Index to Exhibits on Page E-1 of this Form 10-K.

        (4)     Reports on Form 8-K:

                None

                                POWER OF ATTORNEY

        Each person whose signature appears below hereby authorizes George E. Langley or Carol Ann Graf, individually, as attorney-in-fact, to sign in his behalf and in each capacity stated below, and to file, all amendments and/or supplements to this Annual Report on form 10-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2001.

                                       FOOTHILL INDEPENDENT BANCORP


                                       By: /s/ GEORGE E. LANGLEY
                                           -------------------------------------
                                       George E. Langley, President
                                       and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the registrant in the capacities indicated on March 20, 2001.



    /s/   GEORGE E. LANGLEY                      President, Chief Executive Officer (Principal
---------------------------------------          Executive Officer) and Director
          George E. Langley


    /s/   CAROL ANN GRAF                         Chief Financial Officer (Principal Financial and
---------------------------------------          Accounting Officer)
          Carol Ann Graf


    /s/   DONNA L. MILTENBERGER                  Executive Vice President and Director
---------------------------------------
          Donna L. Miltenberger


    /s/   WILLIAM V. LANDECENA                   Chairman of the Board of Directors
---------------------------------------
          William V. Landecena


    /s/   RICHARD GALICH                         Director
---------------------------------------
          Richard Galich


    /s/   O. L. MESTAD                           Director
---------------------------------------
          O. L. Mestad


    /s/   GEORGE SELLERS                         Director
---------------------------------------
          George Sellers


    /s/   MAX E. WILLIAMS                        Director
---------------------------------------
          Max E. Williams

                                  EXHIBIT INDEX

    Exhibit No                  Description of Exhibit
    ---------                   -----------------------
        2.1     Agreement and Plan of Merger dated May 4, 2000 between Foothill
                Independent Bancorp, Inc("Foothill Delaware") and Foothill
                Independent Bancorp ("Foothill California") pursuant to which the Company's state of incorporation was changed from California to Delaware.*

        2.2 Certificate of Merger filed with the Delaware Secretary of State on July 18, 2000 effectuating the reincorporation of the Company in Delaware.*

        3.1 Certificate of Incorporation of the Company as filed in Delaware.*

        3.2     Bylaws of the Company, as in effect under Delaware Law.*

        4.1     Rights Agreement between the Company and ChaseMellon
                Shareholders Services setting forth the rights of the holders of Rights to Purchase Common Stock of the Company.*

        21      Subsidiaries of the Company.

        23.1    Consent of Independent Public Accountants.

* All of these Exhibits are incorporated by reference from the Company's Current Report on Form 8-K dated July 18, 2000.