Form 10-Q
period 2001-03-31
FOOTHILL INDEPENDENT BANCORP
filed 2001-05-08
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                         Commission file number 0-11337

                          Foothill Independent Bancorp
--------------------------------------------------------------------------------
              Exact name of Registrant as specified in its charter)

                 California                              95-3815805
     ---------------------------------             ----------------------
        (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization)             Identification Number)

510 South Grand Avenue, Glendora, California               91741
--------------------------------------------          ---------------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   A total of 5,164,385 shares of Common Stock were outstanding on May 2, 2001

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                     MARCH 31,     DECEMBER 31,
                                                                       2001           2000
                                                                     ---------     ------------

                                            ASSETS
Cash and due from banks                                              $  29,436      $  26,186
Federal funds sold                                                      27,700         12,000
                                                                     ---------      ---------
Total cash and cash equivalents                                         57,136         38,186
                                                                     ---------      ---------
Interest-bearing deposits in other financial institutions                9,596          8,005
                                                                     ---------      ---------
Investment securities held-to-maturity (approximate market value
  $19,008 in 2001 and $20,699 in 2000)
    U. S. Treasury                                                       1,000            999
    U. S. Government Agencies                                           14,526         16,379
    Municipal                                                            1,053          1,053
    Other securities                                                     2,311          2,311
                                                                     ---------      ---------
         Total investment securities held to maturity                   18,890         20,742
                                                                     ---------      ---------
Investment securities available-for-sale                                40,822         50,074
                                                                     ---------      ---------
Loans, net of unearned discount and prepaid points and fees            367,260        367,310
Direct lease financing                                                     771          1,164
     Less Reserve for possible loan and lease losses                    (3,814)        (3,692)
                                                                     ---------      ---------
         Total Loans                                                   364,217        364,782
                                                                     ---------      ---------
Premises and equipment                                                   6,238          7,013
Accrued interest                                                         2,669          3,247
Other real estate owned (net of reserve for possible losses of
  $-0- in 2001 and 2000)                                                 2,170          2,164
Cash surrender value of life insurance                                   5,734          5,639
Prepaid Expenses                                                         1,862          2,785
Deferred tax assets                                                      1,752          1,801
Federal Home Loan Bank stock, at cost                                      422            415
Federal Reserve Bank stock, at cost                                        229            229
Other assets                                                               531            743
                                                                     ---------      ---------
             TOTAL ASSETS                                            $ 512,268      $ 505,825
                                                                     =========      =========

                             LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
  Demand deposits                                                    $ 149,551      $ 146,868
  Savings and NOW deposits                                             110,537        106,618
  Money market deposits                                                 77,975         74,424
  Time deposits $100,000 or over                                        59,215         54,939
  Time deposits under $100,000                                          62,902         71,192
                                                                     ---------      ---------
          Total Deposits                                               460,180        454,041
                                                                     ---------      ---------
Accrued employee benefits                                                2,209          2,197
Accrued interest and other liabilities                                   1,021          1,324
                                                                     ---------      ---------
          Total Liabilities                                            463,410        457,562
                                                                     ---------      ---------
Stockholders' Equity
  Common Stock - authorized, 25,000,000 shares $.001 par value;
   issued and outstanding: 5,219,268 shares at March 31, 2001
   and 5,243,863 at December 31, 2000                                        5              5
  Additional paid-in capital                                            37,820         37,754
  Retained earnings                                                     11,148         10,746
  Accumulated other comprehensive income                                  (115)          (242)
                                                                     ---------      ---------
         Total Stockholders' Equity                                     48,858         48,263
                                                                     ---------      ---------
             TOTAL LIABILITIES AND STOCKHOLDERS EQUITY               $ 512,268      $ 505,825
                                                                     =========      =========


                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           ------------------
                                                                            2001        2000
                                                                           ------      ------

Interest Income
  Interest and fees on loan                                                $8,227      $8,422
  Interest on investment securities
     U.S. Treasury                                                             13          35
     Obligations of other U.S. government agencies                            601         641
     Municipal agencies                                                        69          82
     Other securities                                                         283         169
  Interest on deposits                                                        125          60
  Interest on Federal funds sold                                              245         111
  Lease financing income                                                       12          27
                                                                           ------      ------
       Total Interest Income                                                9,575       9,547
                                                                           ------      ------
Interest Expense
  Interest on savings & NOW deposits                                          404         388
  Interest on money market deposits                                           711         716
  Interest on time deposits in denominations of $100,000 or more              830         555
  Interest on other time deposits                                             984         677
  Interest on borrowings                                                       --          44
                                                                           ------      ------
       Total Interest Expense                                               2,929       2,380
                                                                           ------      ------
Net Interest Income                                                         6,646       7,167
Provision for loan and lease losses                                           125          20
                                                                           ------      ------
       Net Interest Income after Provisions for Loan and Lease Losses       6,521       7,147
                                                                           ------      ------
Other Income
  Fees and service charges                                                  1,240       1,001
  Gain on sale SBA loans                                                        1           2
  Other                                                                        77          27
                                                                           ------      ------
       Total other income                                                   1,318       1,030
                                                                           ------      ------
Other Expenses
  Salaries and benefits                                                     2,422       2,695
  Occupancy expenses, net of revenue of $58 in 2001 and $44 in 2000           596         543
  Furniture and equipment expenses                                            398         387
  Other expenses (Note 2)                                                   1,801       2,021
                                                                           ------      ------
       Total Other Expenses                                                 5,217       5,646
                                                                           ------      ------
Income before Income Taxes                                                  2,622       2,531
Provision for Income Taxes                                                    964         935
                                                                           ------      ------
NET INCOME                                                                 $1,658      $1,596
                                                                           ======      ======
EARNINGS PER SHARE OF COMMON STOCK
  Basic                                                                    $ 0.32      $ 0.28
                                                                           ======      ======
  Diluted (Note 3)                                                         $ 0.30      $ 0.26
                                                                           ======      ======


                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                                              ACCUMULATED
                                                 NUMBER OF             ADDITIONAL                               OTHER
                                                  SHARES     CAPITAL    PAID-IN     COMPREHENSIVE  RETAINED  COMPREHENSIVE
                                                OUTSTANDING   STOCK     CAPITAL        INCOME      EARNINGS     INCOME       TOTAL
                                                -----------  -------   ----------   -------------  --------  -------------  -------
BALANCE - January 1, 2000                        5,772,614     $  6     $ 37,372                   $11,898      $(837)      $48,439
Cash dividend                                                                                            1                        1
  Exercise of stock options                          4,048                    24                                                 24
  Common stock issued under employee benefit
    and dividend reinvestment plan                     145                     2                                                  2
  Common stock repurchased, cancelled and
    retired                                       (453,479)                                         (5,226)                  (5,226)
  Comprehensive Income
     Net Income                                                                         $1,596       1,596                    1,596
  Unrealized security holding
    losses (net of taxes $38)                                                              (16)                   (16)          (16)
                                                                                        ------
  Total Comprehensive Income                                                            $1,580
                                                 ---------     ----     --------        ======     -------      -----       -------
BALANCE - March 31, 2000                         5,323,328     $  6     $ 37,398                   $ 8,269      $(853)      $44,820
                                                 =========     ====     ========                   =======      =====       =======
BALANCE - January 1, 2001                        5,243,863        5       37,754                    10,746       (242)       48,263
  Cash dividend                                                                                       (523)                    (523)
  Exercise of stock options                         29,905       --           --                                                 --
  Common stock issued under employee
    benefit and dividend reinvestment
    plans                                            5,367                    66                                                 66
  Common stock repurchased cancelled
    and retired                                    (59,867)                                           (733)                    (733)
  Comprehensive Income
     Net Income                                                                         $1,658       1,658                    1,658
  Unrealized security holding gains
    (Net of taxes $48)                                                                     127                    127           127
                                                                                        ------
   Total Comprehensive Income                                                           $1,785
                                                                                        ======
                                                 ---------     ----     --------                   -------      -----       -------
   BALANCE - March 31, 2001                      5,219,268     $  5     $ 37,820                   $11,148      $(115)      $48,858
                                                 =========     ====     ========                   =======      =====       =======


                 See accompanying notes to financial statements

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                     2001              2000
                                                                                  ---------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
 Interest and fees received                                                       $  10,271         $   9,777
 Service fees and other income received                                               1,151               889
 Financing revenue received under leases                                                 12                27
 Interest paid                                                                       (2,821)           (2,286)
 Cash paid to suppliers and employees                                                (4,117)           (5,509)
 Income taxes paid                                                                     (965)             (606)
                                                                                  ---------         ---------
     Net Cash Provided (Used) by Operating Activities                                 3,531             2,292
                                                                                  ---------         ---------
Cash Flows From Investing Activities:
 Proceeds from maturity of investment securities (AFS)                              845,263           330,325
 Purchase of investment securities (AFS)                                           (835,973)         (337,029)
 Proceeds from maturity of investment securities (HTM)                                3,800             2,140
 Purchase of investment securities (HTM)                                             (1,946)               (1)
 Proceeds from maturity of deposits in other financial institutions                   6,222             6,833
 Purchase of deposits in other financial institutions                                (7,813)           (1,489)
 Net (increase) decrease in credit card and revolving credit receivables                 92               (17)
 Recoveries on loans previously written off                                              27                60
 Net (increase) decrease in loans                                                       (72)          (11,623)
 Net (increase) decrease in leases                                                      393               805
 Proceeds from property, plant and equipment                                          1,081                --
 Capital expenditures                                                                  (584)           (1,122)
 Stock repurchased and retired                                                         (733)           (5,226)
                                                                                  ---------         ---------
     Net Cash Provided (Used) in Investing Activities                                 9,757           (16,344)
                                                                                  ---------         ---------
Cash Flows From Financing Activities:
 Net increase (decrease) in demand, NOW, savings and money market deposits           10,133            17,070
 Net increase (decrease) in certificates of deposit with maturities
   of three months or less                                                           17,077             8,970
 Net increase (decrease) in certificates of deposit with maturities
   of more than three months                                                        (21,091)            7,151
 Net increase (decrease) in short term borrowing                                         --            (3,847)
 Proceeds from exercise of stock options                                                 --                24
 Proceeds from stock issued under employee benefit and dividend
   reinvestment plans                                                                    66                 2
 Principal payment on long term debt                                                     --               (14)
 Dividends paid                                                                        (523)                1
                                                                                  ---------         ---------
     Net Cash Provided by Financing Activities                                        5,662            29,357
                                                                                  ---------         ---------
Net Increase (Decrease) in Cash and Cash Equivalents                                 18,950            15,305
Cash and Cash Equivalents at Beginning of Year                                       38,186            26,862
                                                                                  ---------         ---------
Cash and Cash Equivalents at March 31, 2001 and 2000                              $  57,136         $  42,167
                                                                                  =========         =========


                 See accompanying notes to financial statements

                 FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                                                         2001            2000
                                                                                        -------         -------
Net Income                                                                              $ 1,658         $ 1,596
                                                                                        -------         -------
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
    Depreciation and amortization                                                           344             328
    Provision for possible credit losses                                                    125              20
    Provision for possible OREO losses                                                       --              35
    (Gain)/loss on sale of equipment                                                        (72)             --
    Provision for deferred taxes                                                             49             (36)
    Increase/(decrease) in taxes payable                                                    (50)            365
    (Increase)/decrease in other assets)                                                    207             101
    (Increase)/decrease in interest receivable                                              578             262
    Increase/(decrease) in discounts and premiums                                           130              (5)
    Increase/(decrease) in interest payable                                                 108              94
    (Increase)/decrease in prepaid expenses                                                 923             682
    Increase/(decrease) in accrued expenses and other liabilities                          (374)         (1,009)
    Increase in cash surrender value of life insurance                                      (95)           (141)
                                                                                        -------         -------
        Total Adjustments                                                                 1,873             696
                                                                                        -------         -------
Net Cash Provided (Used) by Operating Activities                                        $ 3,531         $ 2,292
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

                             MARCH 31, 2001 AND 2000

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The operating results for the interim period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2001.

NOTE #2 - OTHER EXPENSES

     The following is a breakdown of other expenses for the three month periods ended March 31, 2001 and 2000.

                                                    MARCH 31,
                                              --------------------
                                               2001          2000
                                              ------        ------
Data processing                               $  298        $  253
Marketing expenses                               264           274
Office supplies, postage and telephone           208           269
Bank Insurance                                   122           138
Supervisory Assessments                           27            31
Professional Expenses                            406           332
Other Expenses                                   476           724
                                              ------        ------
Total Other Expenses                          $1,801        $2,021
                                              ======        ======

NOTE #3 - EARNINGS PER SHARE

     The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

                                                                         THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------------------------
                                                                      2001                       2000
                                                              -----------------------------------------------
                                                              INCOME        SHARES        INCOME       SHARES
                                                              ------        ------        -------      ------
Net income as reported                                        $1,658                      $1,596
Shares outstanding at period end                                             5,219                      5,323
Impact of weighting shares purchased during the period            --            11                        439
                                                               -----        ------        ------        -----
    Used in Basic EPS                                          1,658         5,230         1,596        5,762
Dilutive effect of outstanding stock options                      --           350            --          418
                                                              ------        ------        ------        -----
    Used in Dilutive EPS                                      $1,658         5,580        $1,596        6,180
                                                              ======        ======        ======        =====

NOTE #4 - INCOME TAXES

     Effective as of January 1, 1993, we adopted Statement No. 109 of the Financial Accounting Standards Board, Accounting for Income Taxes. This statement superseded Statement No. 96 and among other things, changed the criteria for the recognition and measurement of deferred tax assets. This adoption did not create a material change in our financial statements.

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

     Deposits

     The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at March 31, 2001. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

     The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at March 31, 2001.

     The estimated fair value of the Bank's financial instruments are as follows:

                                                         MARCH 31, 2001
                                               ---------------------------------
                                               CARRYING AMOUNT        FAIR VALUE
                                               ---------------        ----------
                                                     (DOLLARS IN THOUSANDS)
Financial Assets
  Cash and Cash equivalents                       $ 57,136              $ 57,136
  Investment securities and deposits                69,308                67,738
  Loans                                            367,391               369,195
  Direct lease financing                               771                   764
Financial Liabilities
  Deposits                                         460,180               460,623
Unrecognized Financial Instruments
  Commitments to extend credit                      45,411                45,411
  Standby letters of credit                          1,621                 1,621

NOTE #6 - NON-PERFORMING LOANS

     The following table sets forth information regarding the Bank's non-performing loans at March 31, 2001 and December 31, 2000.

                                                  MARCH 31,   DECEMBER 31,
                                                    2001         2000
                                                  ---------   ------------
                                                   (DOLLARS IN THOUSANDS)
Accruing Loans More Than 90 Days Past Due(1)
  Commercial, financial and agricultural           $   --        $   --
  Real Estate                                         682            --
  Installment loans to individuals                     --            17
  Aggregate Leases                                     --            --
                                                   ------        ------
    Total Loans Past Due More Than 90 Days            682            17
Troubled Debt Restructurings(2)                     1,947           858
Non-accrual loans(3)                                2,226         2,319
                                                   ------        ------
     Total Non-Performing Loans                    $4,855        $3,194
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

(3) There were 6 loans on non-accrual status totaling approximately $2,226,000 at March 31, 2001 and 6 loans totaling approximately $2,319,000 at December 31, 2000.

     Our policy is to review each loan in the loan portfolio to identify problem credits. In addition, as an integral part of this review process, the Federal Reserve Bank and the California Department of Financial Institutions also classify problem credits. There are three classifications for problem loans:
"substandard", "doubtful", and "loss". Substandard loans have one or more defined weaknesses or deficiencies and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have weaknesses characteristic of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable. A loan classified as "loss" is considered uncollectible and of such little value that its continuance as an asset is not warranted. Another category designated "special mention" is assigned to loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but do possess credit deficiencies or potential weaknesses deserving management's close attention.

     As of March 31, 2001, the Bank's classified loans consisted of approximately $7,853,000 of loans classified as substandard, which consisted of approximately $5,627,000 of performing and accruing loans and approximately $2,226,000 of non-accrual loans. There were no loans classified as doubtful.

NOTE #7 - RESERVE FOR LOAN AND LEASE LOSSES

     The reserve for loan and lease losses is a general reserve established to absorb potential losses inherent in the entire loan and lease portfolio. The level of and ratio of additions to the reserve are based on regular analyses of the loan and lease portfolio and, at March 31, 2001, reflected an amount which, in management's judgement, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Federal Reserve Bank and Department of Financial Institutions, as an integral part of the examination process, periodically review the Bank's allowance for possible loan and lease losses. They may require the Bank to recognize additions to the allowance based upon their judgment of the information available at the time of examination. The Bank was most recently examined by the Federal Reserve Bank as of March 31, 2000.

     The reserve for loan and lease losses at March 31, 2001, was $3,814,000 or 1.04% of total loans and leases. Additions to the reserve are effected through the provision for loan losses which is an operating expense of the Company.

     The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                                                             MARCH 31,       DECEMBER 31,
                                                                               2001             2000
                                                                             ---------       ------------
                                                                               DOLLARS IN THOUSANDS
Allowance for Loan Losses                                                     $ 3,692          $ 6,102
                                                                              -------          -------
  Balance, Beginning of period
  Charge-Offs
    Commercial, financial and agricultural                                        (21)          (3,762)
    Real estate - construction                                                     --               --
    Real estate - mortgage                                                         --               --
    Consumer loans                                                                (13)             (30)
    Lease Financing                                                                --               --
    Other                                                                          --               --
                                                                              -------          -------
      Total Charge-Offs                                                           (34)          (3,792)
                                                                              -------          -------
  Recoveries
    Commercial, financial and agricultural                                         30              134
    Real estate - construction                                                     --               --
    Real estate - mortgage                                                         --              170
    Consumer loans                                                                  1                8
    Lease Financing                                                                --               --
    Other                                                                          --               --
                                                                              -------          -------
      Total Recoveries                                                             31              312
                                                                              -------          -------
Net Recoveries (Charge-Offs)                                                       (3)          (3,480)
Provision Charged to Operations                                                   125            1,070
                                                                              -------          -------
Balance, End of period                                                        $ 3,814          $ 3,692
                                                                              =======          =======
Net Charge-Offs during Period to Average Loans
  Outstanding during the period ended                                            0.00%            0.96%
                                                                              =======          =======

Allowance for Loan Losses to Total Loans                                         1.04%            1.00%
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

NOTE #8 - MARKET RISK

     The Company's management utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits which specify maximum tolerance level for net interest income exposure over a one year horizon assuming no balance sheet growth, given both a 100 and 300 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

     The Company does not engage in any hedging activities and does not have any derivative securities.

     The following reflects the Company's net interest income sensitivity analysis as of March 31, 2001:

                                                           MARKET VALUE
                            ESTIMATED NET            (DOLLARS IN THOUSANDS)
                               INTEREST            ---------------------------
SIMULATED RATE CHANGES    INCOME SENSITIVITY        ASSETS         LIABILITIES
----------------------    ------------------       --------        -----------
   +100 basis points            -5.03%             $511,857          $460,700
   +300 basis points           -11.52%             $496,987          $459,590
   -100 basis points             1.36%             $528,661          $461,836
   -300 basis points             0.62%             $547,848          $463,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Certain information contained in this Report includes statements that are forward-looking, such as statements relating to our expectations or beliefs regarding our future financial performance. Such forward-looking information involves risks and uncertainties that could cause our actual financial performance to differ, possibly significantly, from our expected future financial performance. A discussion of those risks and uncertainties follows
Item 3 below and readers of this Report are urged to review that discussion.

GENERAL

     Our principal operating subsidiary, Foothill Independent Bank, which is a California state chartered bank (the "Bank"), accounts for substantially all of our revenues and income. Accordingly, the following discussion focuses primarily on its operations and financial condition.

RESULTS OF OPERATIONS

     OVERVIEW. During the first quarter of 2001, we generated net earnings of $1,658,000, which represented an increase of $62,000, or 4%, over net earnings in the first quarter of 2000. That increase was primarily due to an increase in non-interest income together with a reduction in non-interest expense, which offset a 7% decline in net interest income. Net earnings for the three months ended March 31, 2001 represents an annualized return on average assets of 1.31% and an annualized return on average equity of 13.66%, as compared to 1.36% and 13.42%, respectively, for the same period of 2000. On a fully diluted per share basis, net earnings per share increased by 15% to $0.30 for the three months ended March 31, 2001, from $0.26 for the same period of 2000, due primarily to a reduction in the weighted average number of shares outstanding to 5,580,000 for the three months ended March 31, 2001, from 6,180,000 shares for the same three months of 2000, as a result of stock repurchases that we made under our open market and private stock purchase program between April 1, 2000 and March 31, 2001.

     NET INTEREST INCOME. Net interest income is a principal determinant of a bank's income. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income declined by $521,000, or 7% in the three month period ended March 31, 2001 as compared to the same period of 2000, primarily as a result of a $549,000, or 23.1%, increase in interest expense. The increase in interest expense was due primarily to increases in the volume of time certificates of deposits ("time deposits"), including those in denominations of $100,000 or more ("TCDs"), on which the Bank pays its highest rates of interest, compared to the volume of such deposits at the Bank during the quarter ended March 31, 2000.

  RATE SENSITIVITY AND NET INTEREST MARGIN.

     RATE SENSITIVITY. Like other banks and bank holding companies, our margins (that is, the difference between yields we are able to realize on loans and other interest earning assets and the interest we pay on deposits) are affected by a number of factors including the relative percentages or the "mix" of:

o our assets, between loans, on the one hand, on which we are able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields are generally lower;

o    variable and fixed rate loans in our loan portfolio; and

o demand and savings deposits, on the one hand, and time deposits, on the other hand.

As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank with a high percentage of time deposits generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on time deposits cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to be withdrawn in order to reduce interest expense. However, the impact of changes in interest rates on net interest income can be affected by changes in the volume of loans or interest bearing deposits. In the case of the first quarter of 2001, increases in the volume of interest bearing deposits were the primary cause of the decline in net interest income, rather than changes in prevailing rates of interest.

     NET INTEREST MARGIN. We attempt to reduce our exposure to market risks associated with interest rate fluctuations and, thereby, at least to maintain and, if possible, to increase, our net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCDs and other time deposits, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. Last year we initiated new loan programs to increase loan volume and, at the same time, we increased the volume of TCDs and other time deposits, by offering higher rates of interest on such deposits, primarily to fund the increase in loan volume. However, we were able to mitigate the effect on our net interest margin of the increase in TCDs and other time deposits by also continuing to actively seek additional demand and savings deposits. As a result, as a percentage of average total deposits, demand, savings and money market deposits represented 72% and time deposits, including TCDs, represented 28%, of average total deposits during the three months ended March 31, 2001, as compared to 76% and 24%, respectively, for the three months ended March 31, 2000. However, at the beginning of the current fiscal year, we decided not to actively seek renewals of maturing TCDs and other time deposits and, as a result, as a percentage of total deposits, time deposits began to decline during the three months ended March 31, 2001. We currently expect that, as a percentage of total deposits, time deposits will continue to decline during the balance of the current fiscal year.

     The Bank's net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) decreased in the quarter ended March 31, 2001 to 5.88% from 6.81% for the same period of 2000, largely due to the increase in interest expense resulting from the increases in time deposits. However, we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the "Peer Group Banks").

     The ability to maintain our net interest margin is not entirely within our control because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas. In addition, the effect on a bank's net interest margin of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin. So far during 2001, the Federal Reserve Board has been attempting to decrease market rates of interest as a means of stimulating the economy. As a result, we expect that interest on loans will decrease during the second quarter and possibly during subsequent periods of 2001, which could result in reductions in our net interest margin. However, we also expect that the cost of deposits will decrease, which should lessen the overall effect of the decreases in interest income on our net interest margins.

     PROVISION FOR LOAN AND LEASE LOSSES. We follow the practice of maintaining a reserve for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Charge-offs (essentially reductions in the carrying values) of non-performing loans due to possible losses on their ultimate recovery are applied against this reserve (the "Loan Loss Reserve"), which is adjusted periodically to reflect changes in (i) the volume of outstanding loans, (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions, and (iii) reductions in the amount of the Reserve due to loan charge-offs that occur from time to time. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan and lease losses." We made provisions for potential loan and lease losses of $125,000 during the first quarter of 2001, as compared to $20,000 during the same quarter of 2000. Net loan charge-offs (loan charge-offs less recoveries of previously charged off loans) during the three months ended March 31, 2001 aggregated $3,000, representing less that one hundredth of one percent (0.001%) of average loans and leases outstanding, as compared to a net recovery for the same period in 2000 of $60,000. See Note 7 to our Condensed Consolidated Financial Statements contained in Part I of this Report for further information with respect to an analysis of our loan and lease loss experience for the quarter ended March 31, 2001 and the fiscal year ended December 31, 2000.

     At March 31, 2001, the Loan Loss Reserve was approximately $3,814,000 or 1.04% of total loans and leases outstanding, compared to approximately $6,182,000 or 1.74% of total loans and leases outstanding at March 31, 2000. This decline was due to charge offs, during the nine months ended December 31, 2000, of loans that had been made to a corporate borrower that later encountered financial difficulties and eventually filed for bankruptcy. The Loan Loss Reserve had been increased in periods prior to 2000 to provide for potential charge-offs of those loans and, as a result, those loan charge offs did not affect our operating results in 2000.

     OTHER INCOME. Other income increased by $288,000, or 28.0%, in the three-month period ended March 31, 2001, compared to the same period of 2000, due primarily to increases in transaction fees and service charges collected on deposits and other banking transactions, and to a lesser extent, a one-time $72,000 gain on the sale of a parcel of real property that the Bank had been using as a parking lot, but which it no longer needed.

     OTHER EXPENSE. Other expense (also often referred to as "non-interest expense"), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs, and professional expenses.

     In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits as a means of improving the Bank's net interest margin, it has been our policy to provide a much higher level of personal service to our customers than the level of services that are provided by many of our competitors. As a result, our net interest margin has usually exceeded the average net interest margin of the Peer Group Banks and more than offset the adverse effects that the higher costs of providing such services would otherwise have had on Foothill's profitability.

     Non-interest expense was approximately $429,000, or 7.6%, lower in the three-month period ended March 31, 2001, compared to same period of 2000, primarily due to decreases in salary and benefit expenses and other expenses. Although we were able to reduce the amount of our non-interest expenses, due to the decline in net interest income during the quarter ended March 31, 2001, our efficiency ratio (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income, as adjusted to eliminate non-recurring expenses and income) increased to 66.9% for the three-month period ended March 31, 2001 compared to 65.9% for the same period of 2000.

     INCOME TAXES. Income taxes increased by approximately $29,000 or 3.1% during the three-month period ended March 31, 2001 compared to the same period of 2000, primarily as a result of the increase in pre-tax income.

FINANCIAL CONDITION

     Our total assets increased during the three months ended March 31, 2001 by $6,433,000 or 1.3%, when compared to total assets at December 31, 2000. Average assets at March 31, 2001 were $2,237,000, or 0.4%, higher than total average assets at December 31, 2000. At March 31, 2001, the volume of demand and savings deposits at the Bank was $10,153,000, or 3.1%, higher than at December 31, 2000, while the volume of time deposits, including TCDs, was $4,014,000, or 3.2%, lower than at December 31, 2000, reflecting our decision, made at the beginning of the current fiscal year, to allow TCDs to "run off" rather than attempt to retain them.

     LIQUIDITY MANAGEMENT. Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund our customers' requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At March 31, 2001, the principal sources of liquidity consisted of $29,436,000 of cash and demand balances due from other banks; $27,700,000 in Federal funds sold; and $15,000,000 in an overnight repurchase agreement, which, together, totaled $72,136,000, as compared to $38,186,000 at December 31, 2000. Other sources of liquidity include $40,822,000 in securities available-for-sale, of which approximately $2,927,000 mature within one year; and $9,596,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less. We also have established facilities enabling us to borrow up to $10,100,000 of Federal funds from other banks and we have an unused $21,547,000 line of credit with the Federal Home Loan Bank. We also have approval from the Federal Reserve Bank of San Francisco to establish an account that will also allow us to borrow at its discount window should the need arise. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $7,521,000 at March 31, 2001, require regular installment payments from customers, providing us with a steady flow of cash funds. Accordingly, we believe that we have adequate cash and cash equivalent resources to meet any increases in demand for loans-and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

     CAPITAL RESOURCES. Between late 1998 and March 31, 2001, we purchased a total of 884,987 shares of our common stock, in open market and private transactions, for an aggregate price of approximately $10,7995,000. In addition, in September of 1999 the Board adopted a cash dividend policy which provides for the Company to pay quarterly cash dividends, currently $.10 per share. The seventh such quarterly cash dividend was declared in April 2001 together with a 7% stock dividend, and both will be paid on May 29, 2001 to shareholders of record as of May 4, 2001.

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

     We continue to evaluate and explore opportunities to expand our market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets. We believe that the mergers and consolidations of independent banks that have occurred have created opportunities for us to increase our market share in those areas. We have taken advantage of those opportunities within our existing market areas and have established a substantial number of new customer relationships and increased the volume of our demand, savings and money market deposit balances obtained largely from customers of the merged banks who we disaffected by the quality of services they were receiving. We also opened a branch banking office in the city of Temecula, California, in December of 2000, which is our 12th banking office, and we believe that there are still additional expansion and growth opportunities that we will seek to take advantage of in 2001.

     At March 31, 2001, the Bank's Tier 1 leverage ratio and Tier 1 risk-based capital ratio were 9.49% and 11.82%, respectively, which were in excess of minimum bank regulatory requirements and categorize the bank as "Well Capitalized". Our consolidated Tier 1 risk-based capital ratio was 11.93%. The risk-based capital ratio is determined by weighting our assets in accordance with certain risk factors and, the higher the risk profile of the assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Tier 1 capital and Tier 1 risk-based capital ratios of the Bank compare favorably with those of the Peer Group Banks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE

     This Report, including the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains statements regarding our expectations or beliefs about our future financial performance (including statements concerning business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Our actual financial results in future periods may differ, possibly materially, from those forecast in this Report due to a number of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the following:

     INCREASED COMPETITION. Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require us to reduce interest rates and loan fees to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce our interest income and net interest margins.

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

     POSSIBLE ADVERSE CHANGES IN NATIONAL ECONOMIC CONDITIONS AND FRB MONETARY POLICIES. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets and, thereby, reduce net interest margins. As is discussed above in this Report, so far in 2001 the Federal Reserve Board has been lowering market rates of interest to stimulate the national economy. Those reductions could cause a decline in our net interest margins and, therefore, also in our net interest income and earnings.

     CHANGES IN REGULATORY POLICIES. Changes of federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserves, or changes in required asset/liability ratios, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

     EFFECTS OF GROWTH. It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks, the establishment of new banking offices or the offering of new products or services to our customers. If we do acquire any other banks or open any additional banking offices or begin offering new products or services, we are likely to incur additional operating costs that may adversely affect our income, at least on an interim basis.

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

     Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits:

                 None.

        (b)      Reports on Form 8-K:

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 7, 2001               FOOTHILL INDEPENDENT BANCORP



                                 By: /s/ CAROL ANN GRAF
                                     -------------------------------------------
                                         Carol Ann Graf,  Senior Vice President,
                                         Chief Financial Officer and Secretary