Form 10-Q
period 2001-06-30
FOOTHILL INDEPENDENT BANCORP
filed 2001-08-14
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2001
                               ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-11337

                          FOOTHILL INDEPENDENT BANCORP
             (Exact name of Registrant as specified in its charter)


               Delaware                                      95-3815805
   ---------------------------------                     ----------------------
     (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                     Identification Number)

  510 South Grand Avenue, Glendora, California                   91741
  --------------------------------------------                 ----------
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

                        5,499,669 shares of Common Stock
                               as of July 27, 2001

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (dollars in thousands)


                                                                            JUNE 30, 2001          DECEMBER 31, 2000
                                                                            -------------          -----------------
                 ASSETS

Cash and due from banks                                                       $  28,775                $  26,186
Federal funds sold                                                               27,500                   12,000
                                                                              ---------                ---------
      Total Cash and Cash Equivalents                                            56,275                   38,186
                                                                              ---------                ---------
Interest-bearing deposits in other financial institutions                        12,239                    8,005
                                                                              ---------                ---------
Investment Securities Held-To-Maturity (approximate market
  value $11,332 in 2001 and $20,699 in 2000
      U.S. Treasury                                                                 349                      999
      U.S. Government Agencies                                                    7,537                   16,379
      Municipal Agencies                                                          1,053                    1,053
      Other Securities                                                            2,311                    2,311
                                                                              ---------                ---------
        Total Investment Securities Held-To-Maturity                             11,250                   20,742
                                                                              ---------                ---------
Investment Securities Available-For-Sale                                         45,825                   50,074
                                                                              ---------                ---------
Loans, net of unearned discount and prepaid points and fees                     367,685                  367,310
Direct lease financing                                                              720                    1,164
      Less reserve for possible loan and lease losses                            (3,939)                  (3,692)
                                                                              ---------                ---------
        Total Loans & Leases, net                                               364,466                  364,782
                                                                              ---------                ---------
Bank premises and equipment                                                       6,324                    7,013
Accrued interest                                                                  2,444                    3,247
Other real estate owned, net of allowance for possible
  losses of $-0- in 2001 and in 2000                                              2,262                    2,164
Cash surrender value of life insurance                                            5,863                    5,639
Prepaid expenses                                                                  1,076                    2,785
Deferred tax asset                                                                1,919                    1,801
Federal Home Loan Bank stock, at cost                                               429                      415
Federal Reserve Bank stock, at cost                                                 229                      229
Other assets                                                                        545                      743
                                                                              ---------                ---------
        TOTAL ASSETS                                                          $ 511,146                $ 505,825
                                                                              =========                =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
      Demand deposits                                                         $ 158,774                $ 146,868
      Savings and NOW deposits                                                  109,847                  106,618
      Money market deposits                                                      86,753                   74,424
      Time deposits in denominations of $100,000 or more                         41,254                   54,939
      Other time deposits                                                        62,334                   71,192
                                                                              ---------                ---------
        Total deposits                                                          458,962                  454,041
                                                                              ---------                ---------
Accrued employee benefits                                                         2,303                    2,197
Accrued interest and other liabilities                                              963                    1,324
Short-term debt                                                                      --                       --
Long-term debt                                                                       --                       --
                                                                              ---------                ---------
      Total Liabilities                                                         462,228                  457,562
                                                                              ---------                ---------
Stockholders' Equity
Stock dividend to be distributed
Contributed capital
Capital stock -- authorized: 25,000,000 shares $.001 par value;
     issued and outstanding 5,499,669 shares at June 30, 2001
     and 5,610,355 at December 31, 2000                                               6                        5
      Additional Paid-in Capital                                                 42,547                   37,754
      Retained Earnings                                                           6,434                   10,746
      Accumulated Other Comprehensive Income                                        (69)                    (242)
                                                                              ---------                ---------
        Total Stockholders' Equity                                               48,918                   48,263
                                                                              ---------                ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 511,146                $ 505,825
                                                                              =========                =========

See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (dollars in thousands)


                                                                 Six Months Ended June 30,             Three Months Ended June 30,
                                                                 --------------------------            ---------------------------
                                                                   2001              2000               2001                2000
                                                                 -------            -------            -------            --------
INTEREST INCOME
     Interest and fees on loans                                  $16,023            $16,677            $ 7,796            $ 8,255
     Interest on investment securities
        U.S. Treasury                                                 20                 48                  7                 13
        Obligations of other U.S. government agencies              1,088              1,250                487                609
        Municipal agencies                                           130                161                 61                 79
        Other securities                                             486                485                203                316
     Interest on deposits                                            266                 94                141                 34
     Interest on Federal funds sold                                  485                274                240                163
     Lease financing income                                           23                 46                 11                 19
                                                                 -------            -------            -------            -------
        Total Interest Income                                     18,521             19,035              8,946              9,488
                                                                 -------            -------            -------            -------
INTEREST EXPENSE
     Interest on savings & NOW deposits                              724                777                320                389
     Interest on money market deposits                             1,378              1,473                667                757
     Interest on time deposits in
       denominations of $100,000 or more                           1,402              1,212                572                657
     Interest on other time deposits                               1,797              1,586                813                909
     Interest on borrowings                                           --                 48                 --                  4
                                                                 -------            -------            -------            -------
        Total Interest Expense                                     5,301              5,096              2,372              2,716
                                                                 -------            -------            -------            -------
        Net Interest Income                                       13,220             13,939              6,574              6,772
PROVISION FOR LOAN AND LEASE LOSSES                                  225                475                100                455
                                                                 -------            -------            -------            -------
Net Interest Income After Provisions for
       Loan and Lease Losses                                      12,995             13,464              6,474              6,317
                                                                 -------            -------            -------            -------
OTHER INCOME
     Fees and service charges                                      2,576              2,140              1,336              1,139
     Gain on sale SBA loans                                            2                  6                  1                  4
     Other                                                            87                 56                 10                 29
                                                                 -------            -------            -------            -------
        Total other income                                         2,665              2,202              1,347              1,172
                                                                 -------            -------            -------            -------
OTHER EXPENSES
     Salaries and benefits                                         4,809              5,026              2,387              2,331
     Occupancy expenses, net of revenue of
       $102 in 2001 and $94 in 2000                                1,225              1,114                629                571
     Furniture and equipment expenses                                773                777                375                390
     Other expenses (Note 2)                                       3,638              3,639              1,837              1,618
                                                                 -------            -------            -------            -------
         Total Other Expenses                                     10,445             10,556              5,228              4,910
                                                                 -------            -------            -------            -------
INCOME BEFORE INCOME TAXES                                         5,215              5,110              2,593              2,579
                                                                 -------            -------            -------            -------
PROVISION FOR INCOME TAXES                                         1,909              1,888                945                953
                                                                 -------            -------            -------            -------
NET INCOME                                                       $ 3,306            $ 3,222            $ 1,648            $ 1,626
                                                                 =======            =======            =======            =======
EARNINGS PER SHARE OF COMMON STOCK
     Basic                                                       $  0.60            $  0.54            $  0.30            $  0.28
                                                                 -------            -------            -------            -------
     Diluted                                                     $  0.56            $  0.51            $  0.28            $  0.27
                                                                 -------            -------            -------            -------
     (Note 3)


See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (dollars in thousands)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                                          ACCUMULATED
                                      NUMBER OF                  ADDITIONAL                                  OTHER
                                       SHARES       CAPITAL       PAID-IN     COMPREHENSIVE   RETAINED   COMPREHENSIVE
                                     OUTSTANDING     STOCK        CAPITAL        INCOME        EARNINGS      INCOME        TOTAL
                                     -----------  -----------   -----------   ------------- -----------  ------------- -----------
BALANCE, January 1, 2000              5,772,614   $         6   $    37,372                 $    11,898   $      (837) $    48,439
                                    -----------   -----------   -----------   -----------   -----------   -----------  -----------
Cash dividend                                                                                      (852)                      (852)
Fractional shares of stock
  dividend paid in cash                                                                                                         --
Exercise of stock options                 4,048                          24                                                     24
Common stock issued under
  employee benefit and
  dividend reinvestment
  plans                                  14,678                         142                                                    142
Common stock repurchased,
  cancelled and retired                (453,479)                                                 (5,226)                    (5,226)
COMPREHENSIVE INCOME
Net Income                                                                          3,222         3,222                      3,222
Unrealized security holding losses
  (Net of taxes $134)                                                                 292                         292          292
                                                                              -----------
Total Comprehensive Income                                                     $    3,514
                                    ===========   ===========   ===========   ===========   -----------   -----------  -----------
BALANCE, June 30, 2000                5,337,861   $         6   $    37,538                 $     9,042   $      (545) $    46,041
                                    ===========   ===========   ===========                 ===========   ===========  ===========

BALANCE, January 1, 2001              5,243,863             5        37,754                      10,746          (242)      48,263
7% Stock Dividend                       361,421             1         4,626                      (4,627)
Cash Dividend                                                                                    (1,083)                    (1,083)
Exercise of stock options                35,277            --            33                                                     33
Common stock issued under
  employee benefit and dividend
  reinvestment plans                     10,576            --           134                                                    134
Common stock repurchased,
  cancelled and retired                (151,468)           --            --                      (1,908)                    (1,908)
COMPREHENSIVE INCOME
Net Income                                                                          3,306         3,306                      3,306
Unrealized security holding gains
  (Net of taxes $118)                                                                 173                         173          173
                                                                              -----------
Total Comprehensive Income                                                     $    3,479
                                                                              ===========
                                    -----------   -----------   -----------                 -----------   -----------  -----------
BALANCE, June 30, 2001                5,499,669   $         6   $    42,547                 $     6,434   $       (69)  $   48,918
                                    ===========   ===========   ===========                 ===========   ===========  ===========


See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            2001               2000
                                                                                         ----------         ----------
Cash Flows From Operating Activities:
      Interest and fees received                                                        $    19,510        $    19,097
      Service fees and other income received                                                  2,371              1,872
      Financing revenue received under leases                                                    23                 46
      Interest paid                                                                          (5,553)            (4,861)
      Cash paid to suppliers and employees                                                   (7,984)           (10,126)
      Income taxes paid                                                                      (1,784)            (1,891)
                                                                                         ----------         ----------
        Net Cash Provided (Used) by Operating Activities                                      6,583              4,137
                                                                                         ----------         ----------
Cash Flows From Investing Activities:
      Proceeds from maturity of investment securities (AFS)                               1,775,111            832,832
      Purchase of investment securities (AFS)                                            (1,771,027)          (838,198)
      Proceeds from maturity of investment securities (HTM)                                  11,805              2,140
      Purchase of investment securities (HTM)                                                (2,316)                (1)
      Net (increase) decrease in deposits in other financial institutions                    (4,234)             5,940
      Net (increase) decrease in credit card and revolving credit receivables                  (179)                 8
      Recoveries on loans previously written off                                                112                (25)
      Net (increase) decrease in loans                                                         (240)           (18,106)
      Net (increase) decrease in leases                                                         444              1,040
      Proceeds from property, plant & equipment                                               1,081                 20
      Capital expenditures                                                                   (1,101)            (1,420)
      Proceeds from sale of other real estate owned                                              --                 --
      Stock repurchased and retired                                                          (1,908)            (5,226)
                                                                                         ----------         ----------
        Net Cash Provided (Used) in Investing Activities                                      7,548            (20,996)
                                                                                         ----------         ----------
Cash Flows From Financing Activities:
      Net increase (decrease) in demand deposits, NOW accounts, savings
          accounts, and money market deposits                                                27,417             14,092
      Net increase (decrease) in certificates of deposit with maturities of three
          months or less                                                                     (5,891)             2,257
      Net increase (decrease) in certificates of deposit with maturities of more
          than three months                                                                 (16,652)            21,936
      Net increase (decrease) in short term borrowing                                            --             (8,800)
      Proceeds from exercise of stock options                                                    33                 24
      Proceeds from stock issued under employee benefit and dividend
          reinvestment plans                                                                    134                142
      Principal payment on long term debt                                                        --                (19)
      Dividends paid                                                                         (1,083)              (852)
                                                                                         ----------         ----------
Net Cash Provided by Financing Activities                                                     3,958             28,780
                                                                                         ----------         ----------
Net Increase (Decrease) in Cash and Cash Equivalents                                         18,089             11,921
Cash and Cash Equivalents at Beginning of Year                                               38,186             26,862
                                                                                         ----------         ----------
Cash and Cash Equivalents at June 30, 2001 & 2000                                       $    56,275        $    38,783
                                                                                         ==========         ==========


See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                    RECONCILIATION OF NET INCOME TO NET CASH
                        PROVIDED BY OPERATING ACTIVITIES



                                                                                         2001           2000
                                                                                       -------        -------
Net Income                                                                             $ 3,306        $ 3,222
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
        Depreciation and amortization                                                      681            657
        Provision for possible credit losses                                               225            475
        Provision for possible OREO losses                                                                 42
        (Gain)/loss on sale of equipment                                                   (70)             2
        Provision for deferred taxes                                                      (118)           135
        Increase/(decrease) in taxes payable                                               243           (138)
        (Increase)/decrease in other assets                                                204             30
        (Increase)/decrease in interest receivable                                         803            170
        Increase/(decrease) in discounts and premiums                                      209            (62)
        Increase/(decrease) in interest payable                                           (252)           235
        (Increase)/decrease in prepaid expenses                                          1,709            543
        Increase/(decrease) in accrued expenses and other liabilities                     (133)          (842)
        Gain on sale of other real estate owned                                                            --
        Increase in cash surrender value of life insurance                                (224)          (332)
        (Gain)/loss on sale of investments and other assets                                 --             --
                                                                                       -------        -------
                Total Adjustments                                                        3,277            915
                                                                                       -------        -------
Net Cash Provided (Used) by Operating Activities                                       $ 6,583        $ 4,137
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

                             JUNE 30, 2001 AND 2000



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

NOTE #2 - OTHER EXPENSES

        The following is a breakdown of other expenses for the six and three month periods ended June 30, 2001 & 2000.

                                                       Six Months Ended June 30,                    Three Months Ended June 30,
                                                     -----------------------------                -----------------------------
                                                       2001                  2000                  2000                   1999
                                                     -------               -------                -------               -------
Data processing                                      $   608               $   533                $   310               $   280
Marketing expenses                                       524                   564                    260                   290
Office supplies, postage and telephone                   509                   509                    301                   240
Bank Insurance                                           243                   239                    121                   101
Supervisory Assessments                                   63                    62                     36                    31
Professional Expenses                                    726                   765                    320                   433
Provision for Y2K Expense                                 --                  (285)                    --                  (285)
Other Expenses                                           965                 1,252                    489                   528
                                                     -------               -------                -------               -------
     Total Other Expenses                            $ 3,638               $ 3,639                $ 1,837               $ 1,618
                                                     =======               =======                =======               =======


NOTE #3 - EARNINGS PER SHARE

        The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (amounts in thousands):

                                                Six Months Ended June 30,                    Three Months Ended June 30,
                                        ----------------------------------------     ----------------------------------------
                                               2001                  2000                    2001                  2000
                                        ------------------    ------------------     ------------------    ------------------
                                         Income     Shares     Income     Shares      Income     Shares     Income     Shares
                                        -------    -------    -------    -------     -------    -------    -------    -------
Net income as reported                  $ 3,306               $ 3,222                $ 1,648               $ 1,626
Shares outstanding at period end                     5,500                 5,711                  5,500                 5,711
Impact of weighting shares purchased
  during the period                                     57                   111                     19                    (7)
                                        -------    -------    -------    -------     -------    -------    -------    -------
Used in Basic EPS                         3,306      5,557      3,222      5,822       1,648      5,519      1,626      5,704
Dilutive effect of
  outstanding stock options                            352                   390                    330                   379
                                        -------    -------    -------    -------     -------    -------    -------    -------
     Used in Dilutive EPS               $ 3,306      5,909    $ 3,222      6,212     $ 1,648      5,849    $ 1,626      6,083
                                        =======    =======    =======    =======     =======    =======    =======    =======

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

        Deposits

        The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at June 30, 2001. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

        The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at June 30, 2001.

        The estimated fair value of the Bank's financial instruments are as follows:

                                                             June 30, 2001
                                                      ----------------------------
                                                      Carrying Amount   Fair Value
                                                      ---------------   ----------
                                                         (dollars in thousands)
        Financial Assets
          Cash and cash equivalents                      $ 56,275        $ 56,275
          Investment securities and deposits               69,314          67,730
          Loans                                           367,809         372,154
          Direct lease financing                              720             715

        Financial Liabilities
          Deposits                                        458,962         459,724
          Short term debt                                       0               0
          Long term debt                                        0               0

        Unrecognized Financial Instruments
        Commitments to extend credit                       43,465          43,465
        Standby letters of credit                           1,538           1,538


NOTE #6 - NON-PERFORMING LOANS

        The following table sets forth information regarding the Bank's non-performing loans at June 30, 2001 and December 31, 2000.

        (dollars in thousands)                           June 30,      December 31,
                                                           2001            2000
                                                         --------      ------------
        Accruing Loans More Than 90 Days Past Due(1)
          Aggregate Loan Amounts
          Commercial, financial and agricultural               --              --
          Real Estate                                         232              --
          Installment loans to individuals                      4              17
          Aggregate Leases                                     --              --
                                                            -----           -----
        Total Loans Past Due More Than 90 Days                236              17
        Troubled Debt Restructurings(2)                     2,121             858
        Non-accrual loans(3)                                2,850           2,319
                                                            -----           -----
             Total Non-Performing Loans                     5,207           3,194
                                                            =====           =====

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

        (3) There were 7 loans on non-accrual status totaling approximately $2,851,000 at June 30, 2001 and 6 loans totaling approximately $2,319,000 at December 31, 2000.

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

        As of June 30, 2001, the Bank's classified loans consisted of approximately $8,878,000 of loans classified as substandard. There were no loans classified as doubtful. The Bank's $8,878,000 of loans classified as substandard consisted of approximately $6,027,000 of performing and accruing loans and approximately $2,851,000 of non-accrual loans.

NOTE #7 - RESERVE FOR LOAN AND LEASE LOSSES

        The reserve for loan and lease losses is a general reserve established by Management to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a continuous analysis of the loan and lease portfolio and, at June 30, 2001, reflected an amount which, in Management's judgement, was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, Management gives consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the Federal Reserve Bank or Department of Financial Institutions, as an integral part of their examination process, periodically reviews the Bank's allowance for possible loan and lease losses. The examiners may require the Bank to recognize additions to the allowance based upon their judgement of the information available to it at the time of its examination. The Bank was most recently examined by the Department of Financial Institutions as of March 31, 2001.

        The reserve for loan and lease losses at June 30, 2001, was $3,939,000 or 1.07% of total loans and leases. Additions to the reserve are effected through the provision for loan losses which is an operating expense of the Company.

        The following table provides certain information with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                                                                      June 30,        December 31,
               (Dollars in Thousands)                                                  2001              2000
                                                                                      --------        ------------
               Allowance for Loan Losses                                              $ 3,692           $ 6,102
                 Balance, Beginning of period
                 Charge-Offs
                 Commercial, financial and agricultural                                   (22)           (3,762)
                 Real estate -- construction                                               --                --
                 Real estate -- mortgage                                                   --                --
                 Consumer loans                                                           (16)              (30)
                 Lease Financing                                                           --                --
                 Other                                                                     --                --
                                                                                      -------           -------
                   Total Charge-Offs                                                      (38)           (3,792)
                                                                                      -------           -------
               Recoveries
                 Commercial, financial and agricultural                                    42               134
                 Real estate -- construction                                                9                --
                 Real estate -- mortgage                                                    7               170
                 Consumer loans                                                             2                 8
                 Lease Financing                                                           --                --
                 Other                                                                     --                --
                                                                                      -------           -------
                   Total Recoveries                                                        60               312
                                                                                      -------           -------
               Net Recoveries (Charge-Offs)                                                22            (3,480)
               Provision Charged to Operations                                            225             1,070
                                                                                      -------           -------
               Balance, End of period                                                 $ 3,939           $ 3,692
                                                                                      =======           =======
               Net Charge-Offs During the Period to Average Loans Outstanding
                 during the Period Ended                                                -0.01%             0.96%
                                                                                      =======           =======
               Allowance for Loan Losses to Total Loans                                  1.07%             1.00%
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

        The following reflects the Company's net interest income sensitivity analysis as of June 30, 2001:


                                                          (Dollars in Thousands)

                             ESTIMATED NET                    MARKET VALUE
    SIMULATED               INTEREST INCOME          --------------------------------
   RATE CHANGES               SENSITIVITY             ASSETS              LIABILITIES
   ------------             ---------------          --------             -----------
+100 basis points               -1.37%               $514,699              $460,349
+300 basis points               -4.13%               $500,263              $459,271
-100 basis points                0.55%               $530,999              $461,449
-300 basis points               -5.04%               $549,592              $462,573

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        Certain statements in this Report contain "forward-looking" information, such as statements setting forth our expectations or beliefs regarding our future financial performance. Such forward-looking information is subject to risks and uncertainties that could cause our actual financial performance to differ, possibly significantly, from our expected future financial performance. A discussion of those risks and uncertainties follows Item 3 below and readers of this Report are urged to review that discussion.

General

        Our principal operating subsidiary, Foothill Independent Bank, which is a California state chartered bank (the "Bank"), accounts for substantially all of our revenues and income. Accordingly, the following discussion focuses primarily on its operations and financial condition.

Results of Operations

        Overview. During the first half of 2001, we generated net earnings of $3,306,000, which represented an increase of $84,000, or 3%, over net earnings in the first half of 2000. That increase was primarily due to an increase in non-interest income and a reduction in non-interest expense, which largely offset a 5% decline in net interest income. Net interest income has declined largely due to declining market rates of interest which have operated to reduce the interest rates on our variable rate loans. Although declines in market rates of interest also generally lead to reductions in interest paid on interest-bearing deposits, reductions in time deposits do not occur as quickly as reductions in interest rates on variable rate loans.

        Net earnings for the six months ended June 30, 2001 represent an annualized return on average assets of 1.31% and an annualized return on average equity of 13.62%, as compared to 1.37% and 13.85%, respectively, for the same six months of 2000. On a fully diluted per share basis, net earnings per share increased by 10% to $0.56 for the six months ended June 30, 2001, from $0.51 for the same period of 2000, due primarily to a reduction in the weighted average number of shares outstanding to 5,557,000 for the six months ended June 30, 2001, from 5,822,000 shares for the same six months of 2000. That reduction was due to stock repurchases that we made in our open market and private stock purchase program between July 1, 2000 and June 30, 2001.

        Net Interest Income. Net interest income is a principal determinant of a bank's earnings. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income declined by $719,000, or 5% in the six month period ended June 30, 2001 as compared to the same period in 2000, primarily as a result of a $514,000, or 2.7%, decrease in interest income and a $205,000, or 4.0%, increase in interest expense. In the second quarter of 2001, net interest income declined by $198,000, or 2.9%, compared to the second quarter of 2000, primarily as a result of a $542,000, or 5.7%, decrease in interest income which was partially offset by a $344,000, or 12.7%, decrease in interest expense. The decreases in interest income were attributable primarily to decreases in interest charged on loans in response to decreases in market rates of interest. The decrease in interest expense during the second quarter of 2001 was due primarily to decreases in the volume of time certificates of deposits ("time deposits") during that quarter, including those in denominations of $100,000 or more ("TCDs"), on which the Bank pays its highest rates of interest, compared to the volume of such deposits at the Bank during the quarter ended June 30, 2000.

Rate Sensitivity and Net Interest Margin

        Rate Sensitivity. Like other banks and bank holding companies, our margins (that is, the difference between yields we are able to realize on loans and on other interest earning assets and the interest we pay on deposits) are affected by a number of factors, including the relative percentages or the "mix" of:

        - our assets, between loans, on the one hand, on which we are able to charge higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields are generally lower;

        -       variable and fixed rate loans in our loan portfolio; and

        - demand and savings deposits, on the one hand, and time deposits, on the other hand.

        As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank with a high percentage of time deposits generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on time deposits cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to be withdrawn in order to reduce interest expense. However, the impact of changes in interest rates on net interest income can be affected by changes in the volume of loans or interest bearing deposits. In the case of the first six months of 2001, changes in prevailing rates of interest were the primary cause of the decline in net interest income, rather than increases in the volume of interest bearing deposits.

        Net Interest Margin. We attempt to reduce our exposure to market risks associated with interest rate fluctuations and, thereby, at least to maintain and, if possible, to increase, our net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCDs and other time deposits, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. Last year we initiated new loan programs to increase loan volume and, at the same time, we increased the volume of TCDs and other time deposits, by offering higher rates of interest on such deposits, primarily to fund the increase in loan volume. We were somewhat able to mitigate the effect on our net interest margin of the increase in TCDs and other time deposits by also continuing to actively seek and obtain additional demand and savings deposits. At the beginning of the current fiscal year, we decided not to actively seek renewals of maturing TCDs and other time deposits and, during the second quarter of 2001, a significant portion of those TCDs matured and we choose not to renew them. As a result, for the six months ended June 30, 2001, the average volume of demand, savings and money market deposits represented 76% and time deposits, including TCDs, represented 24% of average total deposits, as compared to 74% and 26%, respectively, for the quarter ended June 30, 2000. We currently expect that, as a percentage of total deposits, time deposits should remain at about the same levels during the balance of the current fiscal year.

        The Bank's net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) decreased in the quarter and six months ended June 30, 2001 to 5.81% and 5.84%, respectively, from 6.30% and 6.55%, respectively, for the same periods of 2000. These decreases were primarily due to declining market rates of interest, which reduced our yields on loans and other variable rate earning assets. While we were able to offset some of the decline in interest income by allowing TCDs and time deposits to "roll-off" at their maturity dates, due to the maturity of the remaining TCDs and time deposits we were not able to implement reductions in interest rates on such deposits as rapidly as the reduction in rates on our variable rate interest earning assets. However, we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the "Peer Group Banks").

        The ability to maintain our net interest margin is not entirely within our control because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas. In addition, the effect on a bank's net interest margin of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin. So far during 2001, the Federal Reserve Board has been attempting to decrease market rates of interest as a means of stimulating the economy. As a result, we expect that interest on loans will decrease during the remainder of 2001, which could result in reductions in our net interest margin during that period. However, we also expect that the cost of deposits will decrease, which should lessen the overall effect that such decreases in interest income will have on our net interest margins.

        Provision for Loan Losses. We follow the practice of maintaining a reserve for possible losses on loans that occur from time to time as an incidental part of the banking business. Charge-offs (essentially reductions in the carrying values) of non-performing loans due to possible losses on their ultimate recovery are applied against this reserve (the "Loan Loss Reserve"). That Reserve is adjusted periodically to reflect changes in (i) the volume of outstanding loans, (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions, and (iii) reductions in the amount of the Reserve due to loan charge-offs that occur from time to time. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan losses." We made provisions for potential loan losses of $100,000 and $255,000, respectively, in the three and six month periods ended June 30, 2001, as compared to $455,000 and $475,000, respectively, for the corresponding periods of 2000. At June 30, 2001, the Loan Loss Reserve was approximately $3,939,000 or 1.07% of total loans outstanding, compared to approximately $3,702,000 or 1.03% of total loans outstanding at June 30, 2000. Recoveries of previously "charged off" loans exceeded loan charge-offs by $22,000 in the first six months of 2001. By comparison, in the same six months of 2000, net charge-offs aggregated $2,875,000. See Note 7 to our Condensed Consolidated Financial Statements contained in Part I of this Report for further information with respect to an analysis of our loan and lease loss experience for the six months ended June 30, 2001 and the fiscal year ended December 31, 2000.

        Other Income. Other income increased by $175,000, or 14.9%, and $463,000, or 21.0%, in the quarter and six-month periods ended June 30, 2001, compared to the same periods of 2000, due primarily to increases in transaction fees and service charges collected on deposits and other banking transactions. Also contributing to the increase in other income for the six months ended June 30, 2001 was a one-time $72,000 gain on the sale of a parcel of real property in the first quarter of 2001 that the Bank had been using as a parking lot, but which it no longer needed.

        Other Expense. Other expense (also known as "non-interest expense"), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs, and professional expenses.

        In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits as a means of maintaining the Bank's net interest margin, it has been our policy to provide a much higher level of personal service to our customers than the level of services that is provided by many of our competitors. As a result, our net interest margin has usually exceeded the average net interest margin of the Peer Group Banks and more than offset the adverse effects that the higher costs of providing such services would otherwise have had on our profitability.

        Non-interest expense increased approximately $318,000, or 6.5%, in the quarter ended June 30, 2001, compared to same quarter of 2000, primarily due to additional occupancy and other expense resulting from the opening of our 12th branch office in late December of 2000. However, in the six-month period ended June 30, 2001, non-interest expenses decreased $111,000, or 1.1%, as compared to the same period of 2000. Our efficiency ratio (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income, as adjusted to eliminate non-recurring expenses and income) increased to 67.0% and 66.6%, respectively, for the three and six-month periods ended June 30, 2001 from 65.3% and 64.7%, respectively, for the same periods of 2000. The increase in our efficiency ratio was primarily due to the decline in net interest income during the quarter and six-months ended June 30, 2001, and to a lesser extent, the increased expenses associated with the opening of our new banking office.

        Income Taxes. Income taxes decreased by approximately $8,000 or 0.8% during the three-month period ended June 30, 2001 compared to the same period of 2000, primarily as a result of an increase in non-taxable income. Notwithstanding that increase in non-taxable income, income taxes increased approximately $21,000, or 1.1%, in the six-month period ended June 30, 2001, primarily as a result of increases in taxable income.

FINANCIAL CONDITION

        Our total assets increased during the six months ended June 30, 2001 by $5,321,000 or 1.1%, when compared to total assets at December 31, 2000. Average assets at June 30, 2001 were $2,554,000, or 0.5%, higher than total average assets at December 31, 2000. At June 30, 2001, the volume of demand and savings deposits at the Bank was $27,464,000, or 8.4%, higher than at December 31, 2000, while the volume of time deposits, including TCDs, was $22,543,000, or 17.9%, lower than at December 31, 2000, reflecting our decision, made at the beginning of the current fiscal year, to allow TCDs to "run off" rather than attempt to retain them.

        Liquidity Management. Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund our customers' requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At June 30, 2001, the principal sources of liquidity consisted of $28,775,000 of cash and demand balances due from other banks; $27,500,000 in Federal funds sold; and $15,000,000 in an overnight repurchase agreement, which, together, totaled $71,275,000, as compared to $38,186,000 at December 31, 2000. Other sources of liquidity include $30,825,000 in securities available-for-sale, of which approximately $2,295,000 mature within one year; and $12,239,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less. We also have established facilities enabling us to borrow up to $13,000,000 of Federal funds from other banks and we have an unused $21,727,000 line of credit with the Federal Home Loan Bank. We also have approval from the Federal Reserve Bank of San Francisco to establish an account that will also allow us to borrow at its discount window should the need arise. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $6,211,000 at June 30, 2001, require regular installment payments from customers, providing us with a steady flow of cash funds. Accordingly, we believe that we have adequate cash and cash equivalent resources to meet any increases in demand for loans-and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

        Capital Resources. Between late 1998 and June 30, 2001, we purchased a total of 976,588 shares of our common stock, in open market and private transactions, for an aggregate price of approximately $11,970,000. In addition, in September of 1999 our Board of Directors adopted a cash dividend policy which provides for the Company to pay quarterly cash dividends, currently $.10 per share. We declared our eighth consecutive quarterly cash dividend, pursuant to that policy, in July 2001 which will be paid on August 24, 2001 to shareholders of record as of August 3, 2001.

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

        At June 30, 2001, the Bank's Tier 1 leverage ratio and Tier 1 risk-based capital ratio were 9.52% and 11.90%, respectively, which were in excess of minimum bank regulatory requirements and categorize the bank as "Well Capitalized". Our consolidated Tier 1 risk-based capital ratio was 12.00%. The risk-based capital ratio is determined by weighting our assets in accordance with certain risk factors and, the higher the risk profile of the assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Tier 1 capital and Tier 1 risk-based capital ratios of the Bank compare favorably with those of the Peer Group Banks.

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

        POSSIBLE ADVERSE CHANGES IN NATIONAL ECONOMIC CONDITIONS AND CHANGES IN FEDERAL RESERVE BOARD MONETARY POLICIES. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets and, thereby, reduce net interest margins. As is discussed above in this Report, so far in 2001 the Federal Reserve Board has been lowering market rates of interest to stimulate the national economy. Those reductions already have caused a decline in our net interest margins and could continue to do so in the future.

        CHANGES IN REGULATORY POLICIES. Changes in federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserves, or changes in required asset/liability ratios, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

        EFFECTS OF GROWTH. It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks, the establishment of new banking offices or the offering of new products or services to our customers. If we do acquire any other banks or open any additional banking offices or begin offering new products or services, we are likely to incur additional operating costs that may adversely affect our income, at least on a short term basis.

        ELECTRICITY CRISIS IN CALIFORNIA. California is currently experiencing a tightening in the supply of electricity to the state and there have been a few rolling power outages or "blackouts" in the past few months and there may be more during the rest of the summer months when electricity usage is typically at its peak. Power outages could disrupt our operations, increase our operating costs and reduce the productivity of staff and operations. Among other things, power outages could cause a slowdown and delays in processing banking transactions, which are heavily dependent on the continued functioning of electronic and automated systems; and abrupt and unscheduled power outages could result in the shut down of information systems that could cause financial data to be lost. We have developed contingency plans to deal with such power outages that include the use of alternative energy generating equipment to provide power to essential systems and the use of back up systems at other locations to effectuate banking transactions during power outages in our service areas. However, we do not know and cannot predict the frequency or duration of the power outages that may occur and, therefore, despite our contingency plans, such outages could adversely affect our future operating results. We also expect the cost of the electricity we use in our operations to increase, even though we have instituted many energy conservation measures.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Shareholders was held on May 8, 2001. The only matter voted on at the Annual Meeting was the election of three Class III Directors for a term of three years ending at the Annual Meeting of Stockholders to be held in 2004. The only persons nominated at the Annual Meeting for election as Class III Directors were the nominees of the Board of Directors, who are identified below.

        Directors Elected at Annual Meeting. Set forth below is the name of the Class III Directors that were elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

          CLASS III NOMINEES AND DIRECTORS              VOTES "FOR"              VOTES "WITHHELD"
          --------------------------------              -----------              ----------------
          Richard Galich                                4,106,880                    186,656
          William V. Landecena                          4,106,937                    186,599
          O. L. Mestad                                  4,104,073                    186,463

        Directors Continuing in Office. The terms of office of the following incumbent Class I and Class II directors extend to 2002 and 2003, respectively and, therefore, they did not stand for re-election at the 2001 Annual Meeting:

          CLASS I DIRECTORS                          CLASS II DIRECTORS
          -----------------                          ------------------
          George Langley                             Donna Miltenberger
          Max Williams                               George Sellers

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                None.

        (b)     Reports on Form 8-K:

                None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 2001                 FOOTHILL INDEPENDENT BANCORP

                                       By:      /s/  CAROL ANN GRAF
                                           -------------------------------------
                                           Carol Ann Graf,
                                           Senior Vice President,
                                           Chief Financial Officer and Secretary