Form 10-Q
period 2001-09-30
FOOTHILL INDEPENDENT BANCORP
filed 2001-11-13
CIK 718903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________

                         Commission file number 0-11337

                          FOOTHILL INDEPENDENT BANCORP

                                ----------------

             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                       95-3815805
       (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or organization)                    Identification Number)

510 SOUTH GRAND AVENUE, GLENDORA, CALIFORNIA                      91741
  (Address of principal executive offices)                      (Zip Code)

                        (626) 963-8551 or (909) 599-9351
                                ----------------

              (Registrant's telephone number, including area code)

                                 Not Applicable

                                ----------------

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

                        5,509,179 shares of Common Stock

                             as of November 8, 2001

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10Q

                                       FOR

                      THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  --------
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets at September 30, 2001 and December 31, 2000................   3

            Condensed Consolidated Statements of Income for the three months and nine months
               ended September 30, 2001 and September 30, 2000.....................................   4

            Condensed Consolidated Statements of Changes in Stockholders' Equity for the
               nine months ended September 30, 2001 and September 30, 2000.........................   5

            Condensed Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2001 and September 30, 2000...........................................   6

            Notes to Condensed Consolidated Financial Statements...................................   8

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..  13

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................  18

Part II.    Other Information

    Item 6. Exhibits and Reports on Form 8-K and Exhibits..........................................  19

SIGNATURES......................................................................................... S-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                                     September 30     December 31,
                                                                                          2001            2000
                                                                                     ------------     ------------
ASSETS:
Cash and due from banks                                                                $  31,482       $  26,186
Federal funds sold                                                                        16,200          12,000
                                                                                       ---------       ---------
           Total Cash and Cash Equivalents                                                47,682          38,186
Interest-bearing deposits in other financial institutions                                 14,638           8,005
Investment Securities Held-To-Maturity (approximate market value: $10,433 in 2001 and $20,699 in 2000)
     U.S. Treasury                                                                           349             999
     U.S. Government Agencies                                                              6,542          16,379
     Municipal Agencies                                                                    1,053           1,053
     Other Securities                                                                      2,311           2,311
                                                                                       ---------       ---------
           Total Investment Securities Held-To-Maturity                                   10,255          20,742
Investment Securities Available-For-Sale                                                  72,787          50,074
                                                                                       ---------       ---------
Loans, net of unearned discount and prepaid points and fees                              373,992         367,310
Direct lease financing                                                                     1,240           1,164
     Less reserve for possible loan and lease losses                                      (3,961)         (3,692)
                                                                                       ---------       ---------
           Total Loans & Leases, net                                                     371,271         364,782
Bank premises and equipment                                                                6,463           7,013
Accrued interest                                                                           2,886           3,247
Other real estate owned, net of allowance for possible losses of $-0- in                   2,290           2,164
  2001 and in 2000
Cash surrender value of life insurance                                                     5,996           5,639
Prepaid expenses                                                                             867           2,785
Deferred tax asset                                                                         1,686           1,801
Federal Home Loan Bank stock, at cost                                                        435             415
Federal Reserve Bank stock, at cost                                                          229             229
Other assets                                                                                 485             743
                                                                                       ---------       ---------
           TOTAL ASSETS                                                                $ 537,970       $ 505,825
                                                                                       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Demand deposits                                                                   $ 165,633       $ 146,868
     Savings and NOW deposits                                                            112,647         106,618
     Money market deposits                                                               100,900          74,424
     Time deposits in denominations of $100,000 or more                                   41,026          54,939
     Other time deposits                                                                  62,810          71,192
                                                                                       ---------       ---------
           Total deposits                                                                483,016         454,041
Accrued employee benefits                                                                  2,383           2,197
Accrued interest and other liabilities                                                     1,830           1,324
                                                                                       ---------       ---------
               Total Liabilities                                                         487,229         457,562
                                                                                       ---------       ---------
Stockholders' Equity
     Common stock -- authorized: 25,000,000 shares $.001 par value; issued
      and outstanding: 5,508,469 shares at September 30, 2001 and 5,243,863                    6               5
      at December 31, 2000
Additional Paid-in Capital                                                                42,641          37,754
Retained Earnings                                                                          7,712          10,746
Accumulated Other Comprehensive Income                                                       382            (242)
                                                                                       ---------       ---------
               Total Stockholders' Equity                                                 50,741          48,263
                                                                                       ---------       ---------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 537,970       $ 505,825
                                                                                       =========       =========



                 See Accompanying notes to financial statements.

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (dollars in thousands)

                                                                         Nine Months Ended        Three Months Ended
                                                                           September 30,             September 30,
                                                                       --------------------      --------------------
                                                                         2001         2000         2001         2000
                                                                       -------      -------      -------      -------
Interest Income
  Interest and fees on loans                                           $23,841      $25,238      $ 7,818      $ 8,561
  Interest on investment securities
    U.S. Treasury                                                           24           61            4           13
    Obligations of other U.S. government agencies                        1,693        1,925          605          675
    Municipal agencies                                                     196          237           66           76
    Other securities                                                       663          732          177          247
  Interest on deposits                                                     424          154          158           60
  Interest on Federal funds sold                                           705          464          220          190
  Lease financing income                                                    35           63           12           17
                                                                       -------      -------      -------      -------
      Total Interest Income                                             27,581       28,874        9,060        9,839
                                                                       -------      -------      -------      -------
Interest Expense
  Interest on savings & NOW deposits                                       964        1,165          240          388
  Interest on money market deposits                                      2,048        2,267          670          794
  Interest on time deposits in denominations of $100,000 or more         1,866        1,930          464          718
  Interest on other time deposits                                        2,484        2,600          687        1,014
  Interest on borrowings                                                     0           54            0            6
                                                                       -------      -------      -------      -------
      Total Interest Expense                                             7,362        8,016        2,061        2,920
                                                                       -------      -------      -------      -------
      Net Interest Income                                               20,219       20,858        6,999        6,919

      Provision for Loan and Lease Losses                                  225          665            0          190
                                                                       -------      -------      -------      -------
      Net Interest Income After Provisions for Loan and                 19,994       20,193        6,999        6,729
      Lease Losses

Other Income
  Fees and service charges                                               3,828        3,293        1,252        1,153
  Gain on sale SBA loans                                                    23           27           21           21
  Other                                                                    152           75           65           19
                                                                       -------      -------      -------      -------
      Total other income                                                 4,003        3,395        1,338        1,193

Other Expenses
  Salaries and benefits                                                  7,414        7,357        2,605        2,331
  Occupancy expenses, net of revenue of $176 in 2001 and                 1,860        1,661          635          547
  $154 in 2000
  Furniture and equipment expenses                                       1,156        1,153          383          376
  Other expenses (Note 2)                                                5,485        5,537        1,847        1,898
                                                                       -------      -------      -------      -------
      Total Other Expenses                                              15,915       15,708        5,470        5,152

Income Before Income Taxes                                               8,082        7,880        2,867        2,760
Provision for Income Taxes                                               2,948        2,911        1,039        1,023
                                                                       -------      -------      -------      -------
        NET INCOME                                                     $ 5,134      $ 4,969      $ 1,828      $ 1,737
                                                                       =======      =======      =======      =======

Earnings per Share (Note 3)
    Basic                                                              $  0.93      $  0.85      $  0.33      $  0.31
                                                                       =======      =======      =======      =======
    Diluted                                                            $  0.88      $  0.82      $  0.32      $  0.30
                                                                       =======      =======      =======      =======



                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (Unaudited)
                             (dollars in thousands)


                                                                                                           Accumulated
                                         Number of                 Additional                                 Other
                                           Shares       Capital     Paid-In    Comprehensive   Retained   Comprehensive
                                        Outstanding      Stock      Capital        Income      Earnings       Income        Total
                                        -----------     -------    ----------  -------------  ----------- -------------   ----------
BALANCE, January 1, 2000                 $5,772,614       $  6      $37,372                     $11,898       $(837)      $48,439
  Cash dividend                                                                                    (853)                     (853)
  Fractional shares of stock
     dividend paid in cash                                                                                                     --
  Exercise of stock options                   4,048                      24                                                    24
  Common stock issued under
     employee benefit and dividend
     reinvestment plans                      31,030                     303                                                   303
  Common stock repurchased,
     cancelled and retired                 (453,479)                                             (5,226)                   (5,226)
  COMPREHENSIVE INCOME
     Net Income                                                                     4,969         4,969                     4,969
  Unrealized security holding
     losses (Net of taxes $177)                                                       397                       397           397
                                                                                  -------
     Total Comprehensive Income                                                   $ 5,366
                                          ---------       ----      -------       =======       -------       -----       -------
BALANCE, September 30, 2000                 354,213       $  6      $37,699                     $10,788       $(440)      $48,053
                                          =========       ====      =======                     =======       =====       =======
BALANCE, January 1, 2001                  5,243,863          5       37,754                      10,746        (242)       48,263
  7% Stock Dividend                         361,421          1        4,626                      (4,627)
  Cash Dividend                                                                                  (1,633)                   (1,633
  Exercise of stock options                  38,277         --           53                                                    53
  Common stock issued under
     employee benefit and dividend
     reinvestment plans                      16,376         --          208                                                   208
  Common stock repurchased,
     cancelled and retired                 (151,468)        --           --                      (1,908)                   (1,908)
  COMPREHENSIVE INCOME
     Net Income                                                                     5,134         5,134                     5,134
  Unrealized security holding
     gains (Net of taxes $113)                                                        624                       624           624
                                                                                  -------
  Total Comprehensive Income                                                      $ 5,758
                                          ---------       ----      -------       =======       -------       -----       -------
BALANCE, September 30, 2001               5,508,469       $  6      $42,641                     $ 7,712       $ 382       $50,741
                                          =========       ====      =======                     =======       =====       =======



                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                             (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    2001                2000
------------------------------------------------                                 -----------         -----------
Cash Flows From Operating Activities:
  Interest and fees received                                                     $    28,108         $    28,810
  Service fees and other income received                                               3,576               2,984
  Financing revenue received under leases                                                 35                  63
  Interest paid                                                                       (7,647)             (7,749)
  Cash paid to suppliers and employees                                               (12,544)            (15,608)
  Income taxes paid                                                                   (2,081)             (2,916)
                                                                                 -----------         -----------
       Net Cash Provided (Used) by Operating Activities                                9,447               5,584
                                                                                 -----------         -----------
Cash Flows From Investing Activities:
                                                                                   2,726,509           1,356,319
  Proceeds from maturity of investment securities (AFS)
  Purchase of investment securities (AFS)                                         (2,748,708)         (1,354,591)
  Proceeds from maturity of investment securities (HTM)                               12,805               2,140
  Purchase of investment securities (HTM)                                             (2,316)               (132)
  Net (increase) decrease in deposits at other financial institutions                 (6,633)              1,889
  Net (increase) decrease in credit card and revolving credit receivables                 50                 (16)
  Recoveries on loans previously written off                                              69                 103
  Net (increase) decrease in loans                                                    (6,760)            (28,906)
  Net (increase) decrease in leases                                                      (76)              1,116
  Proceeds from property, plant & equipment                                            1,081                  20
  Capital expenditures                                                                (1,622)             (1,526)
  Stock repurchased and retired                                                       (1,908)             (5,226)
                                                                                 -----------         -----------
       Net Cash Provided (Used) in Investing Activities                              (27,509)            (28,810)
                                                                                 -----------         -----------
Cash Flows From Financing Activities
   Net increase (decrease) in demand deposits, NOW accounts,
     savings accounts and money market deposits                                       51,225              12,718

   Net increase (decrease) in certificates of deposit with
     maturities of three months or less                                                2,020               4,319
   Net increase (decrease) in certificates of deposit with maturities
     of more than three months                                                       (24,315)             22,499
   Net increase (decrease) in short term borrowing                                        --                (800)
   Proceeds from exercise of stock options                                                53                  24
   Proceeds from stock issued under employee benefit
     and dividend reinvestment plans                                                     208                 303

   Principal payment on long term debt                                                    --                 (19)
   Dividends paid                                                                     (1,633)               (853)
                                                                                 -----------         -----------
       Net Cash Provided by Financing Activities                                      27,558              38,191
                                                                                 -----------         -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                   9,496              14,965
Cash and Cash Equivalents at Beginning of Year                                        38,186              26,862
                                                                                 -----------         -----------
Cash and Cash Equivalents at September 30, 2001 and 2000                         $    47,682         $    41,827
                                                                                 ===========         ===========

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                   (Unaudited)
                             (dollars in thousands)


                                                                          2001            2000
                                                                        -------         -------
Net Income                                                              $ 5,134         $ 4,969
                                                                        -------         -------
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities
   Depreciation and amortization                                          1,035             977
   Provision for possible credit losses                                     225             665
   Provision for possible OREO losses                                                        42
   (Gain)/loss on sale of equipment                                         (70)              2
   Provision for deferred taxes                                             115             178
   Increase/(decrease) in taxes payable                                     752            (183)
   (Increase)/decrease in other assets                                      240              66
   (Increase)/decrease in interest receivable                               361             101
   Increase/(decrease) in discounts and premiums                            201            (102)
   Increase/(decrease) in interest payable                                 (285)            267
   (Increase)/decrease in prepaid expenses                                1,918             168
   Increase/(decrease) in accrued expenses and other liabilities            178          (1,153)
   Increase in cash surrender value of life insurance                      (357)           (413)
           Total Adjustments                                              4,313             615
                                                                        -------         -------
Net Cash Provided (Used) by Operating Activities                        $ 9,447         $ 5,584
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

                 See accompanying notes to financial statements

                  FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (dollars in thousands)
                           September 30, 2001 and 2000

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

NOTE #2 - OTHER EXPENSES

        The following is a breakdown of other expenses for the nine and three month periods ended September 30, 2001 and 2000.

                                      Nine Months Ended                Three Months
                                        September 30,                Ended September 30,
                                    ----------------------         ----------------------
                                       2001           2000            2001           2000
                                    -------        -------         -------        -------
Data processing                     $   941        $   799         $   333        $   266
Marketing expenses                      797            769             273            205
Office supplies, postage and            794            797             285            288
telephone
Bank Insurance                          367            360             124            121
Supervisory Assessments                  95             88              32             26
Professional Expenses                 1,052          1,122             326            357
Provision for OREO Loss                  --             --              --             --
Provision for Y2K Expense                --           (285)             --             --
Other Expenses                        1,439          1,887             474            635
                                    -------        -------         -------        -------
Total Other Expenses                $ 5,485        $ 5,537         $ 1,847        $ 1,898
                                    =======        =======         =======        =======

NOTE #3 - EARNINGS PER SHARE

        The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (amounts in thousands):

                                                    Nine Months Ended                           Three Months Ended
                                                       September 30,                               September 30,
                                        -----------------------------------------     ----------------------------------------
                                                2001                  2000                   2001                 2000
                                        ------------------      -----------------     ------------------    ------------------
                                        Income      Shares      Income     Shares     Income      Shares    Income     Shares
                                        ------      ------      ------    -------     ------     -------    ------     -------
Net income as reported                  $ 5,134                $ 4,969                $ 1,828               $ 1,747
Shares outstanding at period end                     5,610                  6,176                  5,500                 5,711
Impact of weighting shares purchased
   during period                                       (71)                  (314)                     3                     8
                                                     -----                  -----                  -----                 -----
Used in Basic EPS                         5,134      5,539       4,969      5,862       1,828      5,503      1,747      5,719
                                        -------                -------                -------               -------
Dilutive effect of outstanding stock
   options                                             280                    198                    294                   172
                                                     -----                  -----                  -----                 -----
Used in Dilutive EPS                    $ 5,134      5,819     $ 4,969      6,060     $ 1,828      5,797    $ 1,747      5,891
                                        =======      =====     =======      =====     =======      =====    =======      =====

NOTE #4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Deposits

        The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at September 30, 2001. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

        The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at September 30, 2001.

        The estimated fair value of the Bank's financial instruments are as follows:

                                                     September 30, 2001
                                               --------------------------------
                                               Carrying Amount       Fair Value
                                               ---------------       ----------
                                                    (dollars in thousands)
                                               --------------------------------
Financial Assets
    Cash and cash equivalents                     $ 47,682            $ 47,682
    Investment securities and deposits              97,680              96,218
    Loans                                          375,328             380,884
    Direct lease financing                             856               1,243

Financial Liabilities
    Deposits                                       483,016             483,736
    Short term debt                                      0                   0
    Long term debt                                       0                   0

Unrecognized Financial Instruments
    Commitments to extend credit                    49,033              49,033
    Standby letters of credit                        2,855               2,855

NOTE # 5 - NON-PERFORMING LOANS

        The following table sets forth information regarding non-performing loans at September 30, 2001 and December 31, 2000.

               (dollars in thousands)                September 30,     December 31,
                                                          2001             2000
                                                     -------------     ------------
Accruing Loans More Than 90 Days Past Due(1)
    Aggregate Loan Amounts
      Commercial, financial and agricultural            $   --            $   --
      Real Estate                                           --                --
      Installment loans to individuals                       1                17
      Aggregate Leases                                      --                --
                                                        ------            ------
      Total Loans Past Due More Than 90 Days                 1                17
Troubled Debt Restructurings(2)                          1,933               858
Non-accrual loans(3)                                     2,743             2,319
                                                        ------            ------
      Total Non-Performing Loans                        $4,677            $3,194
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

        (3) There were 6 loans on non-accrual status totaling approximately $2,743,000 at September 30, 2001 and 6 loans totaling approximately $2,319,000 at December 31, 2000.

        Our policy is to review each loan in the loan portfolio in excess of $500,000 in order to identify problem credits. In addition, as an integral part of its review process of the Bank, the Federal Reserve Bank and the California Department of Financial Institutions also classifies problem credits. There are three classifications for problem loans: "substandard," "doubtful," and "loss." Substandard loans have one defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable. A loan classified as "loss" is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated "special mention" is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but do possess credit deficiencies or potential weaknesses deserving management's close attention.

        As of September 30, 2001, approximately $7,834,000 of our loans were classified as substandard, which were comprised of approximately $5,091,000 of performing and accruing loans and approximately $2,743,000 of non-accrual loans. There were no loans classified as doubtful.

NOTE # 6 - RESERVE FOR LOAN AND LEASE LOSSES

        The reserve for loan and lease losses is a general reserve established to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a periodic analysis of the loan and lease portfolio and, at September 30, 2001, reflected an amount which we believed was adequate to provide for known and inherent loan losses. In evaluating the adequacy of the reserve, we give consideration to the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, each of the Federal Reserve Bank and the Department of Financial Institutions, as an integral part of its examination process, periodically reviews the Bank's allowance for possible loan and lease losses. Its examiners may require the Bank to recognize additions to the allowance based upon their judgement of the information available at the time of the examination. The Bank was most recently examined by the Department of Financial Institutions as of March 31, 2001.

        The reserve for loan and lease losses at September 30, 2001, was $3,961,000 or 1.06% of the total of loans and leases outstanding as of that date. Additions to the reserve are made by means of the provision for loan losses which is an operating expense of the Company.

        The following table provides certain information with respect to the allowance for loan losses as well as charge-off and recovery activity.

                                                      September 30,         December 31,
                                                           2001                2000
                                                      -------------         ------------
                                                          (Dollars in Thousands)
                                                      ----------------------------------
Allowance for Loan Losses                                $ 3,692              $ 6,102
                                                         -------              -------
    Balance, Beginning of period
    Charge-Offs
      Commercial, financial and agricultural                 (22)              (3,762)
      Real estate -- construction                             --                   --
      Real estate -- mortgage                                 --                   --
      Consumer loans                                         (24)                 (30)
      Lease Financing                                         --                   --
      Other                                                   --                   --
                                                         -------              -------
         Total Charge-Offs                                   (46)              (3,792)
                                                         -------              -------
Recoveries
       Commercial, financial and agricultural                 44                  134
       Real estate -- construction                            14                   --
       Real estate -- mortgage                                13                  170
       Consumer loans                                         19                    8
       Lease Financing                                        --                   --
       Other                                                  --                   --
                                                         -------              -------
         Total Recoveries                                     90                  312
                                                         -------              -------
Net Recoveries (Charge-Offs)                                  44               (3,480)
Provision Charged to Operations                              225                1,070
                                                         -------              -------
Balance, End of period                                   $ 3,961              $ 3,692
                                                         =======              =======

Net Charge-Offs During the Period to Average

  Loans Outstanding During the Period Ended                (0.01%)               0.96%
                                                         =======              =======
  Allowance for Loan Losses to Total Loans                  1.06%                1.00%
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

NOTE # 7 - MARKET RISK

        We utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to policy limits which specify maximum tolerance level for net interest income exposure over a one year horizon assuming no balance sheet growth, given both a 100 and 300 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

        We do not engage in any hedging activities and does not have any derivative securities in its portfolio.

        The following reflects our net interest income sensitivity analysis as of September 30, 2001:

                                                       (Dollars in Thousands)

                              ESTIMATED NET                 MARKET VALUE
    SIMULATED                INTEREST INCOME       -----------------------------
   RATE CHANGES                SENSITIVITY          ASSETS               LIABILITIES
   ------------              ---------------       ----------            -----------
+100 basis points                -2.37%            $  540,227            $  485,140
+300 basis points                -7.16%            $  524,372            $  484,049
-100 basis points                 1.00%            $  558,118            $  486,256
-300 basis points                -9.29%            $  578,560            $  487,153

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        This Report contains "forward-looking" statements that set forth our current expectations or beliefs regarding our future financial performance. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual financial performance in the future to differ, possibly significantly, from the expectations set forth in those statements. A discussion of those risks and uncertainties is set forth at the end of this Item 2 and readers of this Report are urged to review that discussion, which qualifies the forward looking statements contained in this Report.

GENERAL

        Our principal operating subsidiary is Foothill Independent Bank (the "Bank"), which is a California state chartered bank and member of the Federal Reserve System. The Bank accounts for substantially all of our consolidated revenues and income. Accordingly, the following discussion focuses primarily on its operations and financial condition.

RESULTS OF OPERATIONS

        Overview. During the three month and nine month periods ended September 30, 2001, we generated net earnings of $1,828,000 and $5,134,000, respectively, representing increases of $81,000 or 4.6% and $165,000 or 3%, respectively, over net earnings generated in the three and nine month periods ended September 30, 2000. In the three months ended September 30, 2001, that increase was primarily attributable to (i) a decrease of $859,000 in interest expense that was largely attributable to both a decline in interest rates and in the average volume of time deposits outstanding, which led to an $80,000 or 1.2% increase in net interest income, and (ii) an increase in non-interest income. In the nine months ended September 30, 2001, the increase in net income was primarily due to a $608,000 or 17.9% increase in non-interest income, which largely offset a 3% decline in net interest income. The decline in net interest income during the nine months ended September 30, 2001 has been due primarily to declining market rates of interest which have led to reductions in interest rates on our variable rate loans that have "repriced" downward as market rates of interest have declined. Although the declines in market rates of interest also led to reductions in the interest rates paid on interest-bearing deposits, those interest rate reductions could not be implemented as quickly as the declines in interest rates on variable rate loans because reductions in interest rates paid on time deposits cannot be implemented until those deposits mature. As a result, since the beginning of the current fiscal year, we have been reducing the volume of time deposits, which enabled us to achieve an increase in net interest income in the third quarter of the year.

        Net earnings for the three and nine month periods ended September 30, 2001 represent annualized returns on average assets of 1.39% and 1.34%, respectively, as compared to 1.43% and 1.38%, respectively, for the same periods of 2000 and annualized returns on average equity of 14.66% and 13.97%, respectively, as compared to 14.77% and 14.16%, respectively, for the same periods of 2000. On a fully diluted per share basis, net earnings per share increased by 7% to $0.32 in the three months ended September 30, 2001 and by 7% to $0.88 for the nine months ended September 30, 2001, from $0.30 in the three months and from $0.82 in the nine months ended September 30, 2000, respectively. Those increases were due primarily to reductions in the weighted average number of shares outstanding that resulted from stock repurchases that we made in our open market and private stock purchase program between October 1, 2000 and September 30, 2001. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Report.

        Net Interest Income. Net interest income is a principal determinant of a bank's earnings. Net interest income represents the difference or "spread" between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits. Net interest income increased by $80,000 or 1.2% in the three months ended September 30, 2001, as compared to the same three months of 2000, primarily as a result of reductions in interest rates and a reduction in the average volume of time deposits, including those in denominations of $100,000 or more ("TCDs"), outstanding. Net interest income declined by $639,000, or 3% in the nine month period ended September 30, 2001, as compared to the same nine month period in 2000, primarily as a result of a $1,293,000, or 4.5%, decrease in interest income that was only partially offset by a $654,000, or 8.2%, decrease in interest expense.

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

        As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to "reprice" its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank with a high percentage of time deposits generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are "triggered" by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on time deposits cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to be withdrawn in order to reduce interest expense. However, the impact of changes in interest rates on net interest income can be affected by changes in the volume of loans or interest bearing deposits. In the case of the first nine months of 2001, changes in prevailing rates of interest were the primary cause of the decline in net interest income, rather than increases in the volume of interest bearing deposits. By contrast, in the three months ended September 30, 2001, we were able to achieve an $80,000 increase in our net interest income, as compared to the three months ended September 30, 2000, primarily as a result of a decline in the volume of our higher priced time deposits that resulted from a decision to allow those deposits to "run off" rather than seeking to renew them.

        Net Interest Margin. We attempt to reduce our exposure to market risks associated with interest rate fluctuations and, thereby, at least to maintain and, if possible, to increase, our net interest margin or spread by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCDs and other time deposits, and (ii) to match opportunities to "reprice" earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. Last year we initiated new loan programs to increase loan volume and, at the same time, we increased the volume of TCDs and other time deposits, by offering higher rates of interest on such deposits, primarily to fund the increase in loan volume. We were somewhat able to mitigate the effect on our net interest margin of the increase in TCDs and other time deposits by also continuing to actively seek and obtain additional demand and savings deposits. During the current fiscal year, we decided to allow higher priced time deposits to "run off" at they matured, rather than to seek their renewal. By the third quarter of the current year a significant portion of our TCDs and, to a lesser extent, our other time deposits, had run off. As a result, for the quarter ended September 30, 2001, the average volume of demand, savings and money market deposits had increased to 78%, while time deposits, including TCDs, declined to 22%, of average total deposits, from 74% and 26%, respectively, for the same quarter of 2000. We currently expect that, as a percentage of total deposits, time deposits will remain at about the same levels during the balance of the current fiscal year.

        Our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) decreased in the quarter and nine months ended September 30, 2001 to 5.93% and 5.86%, respectively, from 6.31% and 6.47%, respectively, for the same periods of 2000. These decreases were primarily due to declining market rates of interest, which reduced our yields on loans and other variable rate earning assets.

While we were able to offset some of the decline in interest income by allowing TCDs and time deposits to "run off" at their maturity dates, due to the maturity of the remaining TCDs and time deposits we were not able to implement reductions in interest expense as rapidly as the reductions that occurred in interest income from our variable rate interest earning assets. However, we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the "Peer Group Banks").

        The ability to maintain our net interest margin is not entirely within our control because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas. In addition, the effect on a bank's net interest margin of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank's net interest margin. So far during 2001, the Federal Reserve Board has been attempting to decrease market rates of interest as a means of stimulating the economy. As a result, we expect that interest on loans will continue to decrease during the remainder of 2001, which could result in further reductions in our net interest margin during that period. However, we also expect that the cost of deposits will decrease, which should lessen the overall effect that such decreases in interest income will have on our net interest margins.

        Provision for Loan Losses. We follow the practice of maintaining a reserve for possible losses on loans that occur from time to time as an incidental part of the banking business. Charge-offs (essentially reductions in the carrying values) of non-performing loans due to possible losses on their ultimate recovery are applied against this reserve (the "Loan Loss Reserve"). That Reserve is adjusted periodically to reflect changes in (i) the volume of outstanding loans, (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans or changes in economic conditions, and (iii) reductions in the amount of the Reserve due to loan charge-offs that occur from time to time. Additions to the Loan Loss Reserve are made through a charge against income referred to as the "provision for loan losses." We did not make any provisions for potential loan losses in the three-month period ended September 30, 2001, as compared to $190,000 during the same period of 2000. During the nine-month period ended September 30, 2001 we made a provision of $225,000, as compared to $665,000 during the same nine-month period of 2000. At September 30, 2001, the Loan Loss Reserve was approximately $3,961,000 or 1.06% of total loans outstanding, compared to approximately $3,901,000 or 1.05% of total loans outstanding at September 30, 2000. Recoveries of previously "charged off" loans exceeded loan charge-offs by $44,000 in the first nine months of 2001. By comparison, in the same nine months of 2000, net charge-offs aggregated $2,866,000. See Note 6 to our Condensed Consolidated Financial Statements contained in Part I of this Report for further information with respect to an analysis of our loan and lease loss experience for the nine months ended September 30, 2001 and the fiscal year ended December 31, 2000.

        Other Income. Other income increased by $145,000, or 12.2%, and $608,000, or 17.9%, in the quarter and nine-month periods ended September 30, 2001, compared to the same periods of 2000, due primarily to increases in transaction fees and service charges collected on deposits and other banking transactions. Also contributing to the increase in other income for the nine months ended September 30, 2001 was a one-time $72,000 gain on the sale of a parcel of real property in the first quarter of 2001 that the Bank had been using as a parking lot, but which it no longer needed.

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

        Non-interest expense increased approximately $318,000, or 6.2%, and $207,000, or 1.3%, in the quarter and nine-month periods ended September 30, 2001, compared to same periods of 2000, primarily due to additional salaries, occupancy, and other expenses resulting from the opening of our 12th branch office in late December of 2000. Our efficiency ratio (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income, as adjusted to eliminate non-recurring expenses and income) increased to 66.0% and 66.2%, respectively, for the three and nine-month periods ended September 30, 2001 from 60.87% and 63.83%, respectively, for the same periods of 2000. The increase in our efficiency ratio was primarily due to the decline in net interest income during the quarter and nine-months ended September 30, 2001, and to a lesser extent, the increased expenses associated with the opening of our new banking office.

        Income Taxes. Income taxes increased by approximately $16,000, or 1.6%, and $37,000, or 1.3%, during the quarter and nine-month periods ended September 30, 2001 compared to the same periods of 2000, primarily as a result of increases in taxable income.

FINANCIAL CONDITION

        Our total assets increased during the nine months ended September 30, 2001 by $32,145,000 or 6.4%, when compared to total assets at December 31, 2000. Average total assets at September 30, 2001 of $511,598,000 were $25,945,000, or 5.3%, higher than average total assets at December 31, 2000. At September 30, 2001, the volume of demand and savings deposits at the Bank was $51,270,000, or 15.6%, higher than at December 31, 2000, while the volume of time deposits, including TCDs, was $22,295,000, or 17.7%, lower than at December 31, 2000, reflecting our decision, made at the beginning of the current fiscal year, to allow TCDs to "run off" rather than attempt to retain them.

        Liquidity Management. Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund our customers' requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At September 30, 2001, the principal sources of liquidity consisted of $31,482,000 of cash and demand balances due from other banks; $16,200,000 in Federal funds sold; and $12,000,000 in an overnight repurchase agreement, which, together, totaled $59,682,000, as compared to $38,186,000 at December 31, 2000. Other sources of liquidity include $61,451,000 in securities available-for-sale, of which approximately $2,926,000 mature within one year; and $14,638,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less. We also have established facilities enabling us to borrow up to $13,000,000 of Federal funds from other banks and we have an unused $22,068,000 line of credit with the Federal Home Loan Bank. We also have approval from the Federal Reserve Bank of San Francisco to establish an account that will also allow us to borrow at its discount window should the need arise. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $5,587,000 at September 30, 2001, require regular installment payments from customers, providing us with a steady flow of cash funds. Accordingly, we believe that we have adequate cash and cash equivalent resources to meet any increases in demand for loans-and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

        Capital Resources. Between late 1998 and September 30, 2001, we purchased a total of 976,588 shares of our common stock, in open market and private transactions, for an aggregate price of approximately $11,970,000. In addition, in September of 1999 our Board of Directors adopted a cash dividend policy which provides for the Company to pay quarterly cash dividends, currently $.10 per share. We declared our eighth consecutive quarterly cash dividend, pursuant to that policy, in July 2001 which was paid on August 24, 2001 to shareholders of record as of August 3, 2001.

        It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth. As a result, the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve these objectives. For example the retention of earnings in previous years enabled us to fund the opening of four new banking offices and extend the Bank's market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

        We continue to evaluate and explore opportunities to expand our market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets. We believe that the mergers and consolidations of independent banks that have occurred have created opportunities for us to increase our market share in those areas. We have taken advantage of those opportunities within our existing market areas and have established a substantial number of new customer relationships and increased the volume of our demand, savings and money market deposit balances obtained largely from customers of the merged banks who we disaffected by the quality of services they were receiving. We also opened a branch banking office in the city of Temecula, California, in December of 2000, which is our 12th banking office, and we believe that there are still additional expansion and growth opportunities that we will seek to take advantage of in 2001 and 2002.

        At September 30, 2001, the Bank's Tier 1 leverage ratio and Tier 1 risk-based capital ratio were 9.50% and 11.97%, respectively, which were in excess of minimum bank regulatory requirements and categorize the bank as "Well Capitalized". Our consolidated Tier 1 risk-based capital ratio was 12.02%. The risk-based capital ratio is determined by weighting our assets in accordance with certain risk factors and, the higher the risk profile of the assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Tier 1 capital and Tier 1 risk-based capital ratios of the Bank compare favorably with those of the Peer Group Banks.

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE

        This Report, including this Section, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains statements regarding our expectations or beliefs about our future financial performance (including statements concerning business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Our actual financial results in future periods may differ, possibly materially, from those forecast in this Report due to a number of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the following:

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

        POSSIBLE ADVERSE CHANGES IN ECONOMIC CONDITIONS. Adverse changes in economic conditions, either national or local, could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) adversely affect the financial capability of borrowers to meet their loan obligations which, in turn, could result in increases in loan losses and require increases in reserves for possible loan losses, thereby adversely affecting earnings; and (iii) lead to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

        POSSIBLE ADVERSE CHANGES IN NATIONAL ECONOMIC CONDITIONS AND CHANGES IN FEDERAL RESERVE BOARD MONETARY POLICIES. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets and, thereby, reduce net interest margins. As discussed above in this Report, so far in 2001 the Federal Reserve Board has been lowering market rates of interest to stimulate the national economy. Those reductions have caused a decline in our net interest margins and could continue to do so in the future.

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

Date:  November 12, 2001                FOOTHILL INDEPENDENT BANCORP


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