Form 10-K405
period 2001-12-31
FOOTHILL INDEPENDENT BANCORP
filed 2002-03-29
CIK 718903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock Rights to Purchase Common Stock

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X]      NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     As of March 22, 2002 the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $60,940,680.

     As of March 22, 2002, there were 5,521,724 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of the Form 10-K is incorporated by reference form the Registrant’s Definitive Proxy Statement for its 2002 Annual Meeting which will be filed with the Commission on or before April 30, 2002.

FOOTHILL INDEPENDENT BANCORP, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

FORWARD LOOKING STATEMENTS

     Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trend in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are estimates of, or expectations or beliefs regarding our future financial condition or financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part II of this Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements Regarding Expectations About Our Future Financial Performance” and readers of this Report are urged to read the cautionary statements contained in that Section of this Report.

PART I

ITEM 1. BUSINESS

     Foothill Independent Bancorp (the “Company”) is a one-bank holding company which owns all of the capital stock of Foothill Independent Bank, a California state-chartered bank (the “Bank”), that was organized and commenced business operations in 1973 and conducts a commercial banking business in the contiguous counties of Los Angeles, San Bernardino and Riverside, California. The Company, which was organized in 1982, is a Delaware corporation and is registered under the Bank Holding Company Act of 1956, as amended. The Company, like other bank holding companies in the United States, is subject to regulation, supervision and periodic examination by the Board of Governors of the Federal Reserve System (commonly known as the “Federal Reserve Board”). See “Supervision and Regulation.”

     Until July 18, 2000, the Company was a California corporation. With the approval of the Company’s shareholders, on that date, the Company was re-incorporated as a Delaware corporation and its articles of incorporation were amended in several respects. Reference is hereby made to the Company’s Current Report on Form 8-K dated July 18, 2000 for additional information regarding the Delaware reincorporation and those amendments to the Company’s articles of incorporation.

     No changes were made to the state of incorporation or to the articles of incorporation of the Bank.

THE BANK

     The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of commercial and business loans, including credit lines and accounts receivable and inventory financing, real estate mortgage and construction loans and consumer installment loans. In addition, the Bank provides safe deposit, collection, travelers checks, notary public and other customary non-deposit banking services. The Bank currently operates 12 banking offices, one in each of the communities of Glendora, Upland, Claremont, Irwindale, Ontario, Rancho Cucamonga, Covina, Glendale, Corona, Chino, Monrovia, and Temecula California, which are located in the area of Southern California that includes (i) the San Gabriel Valley of Los Angeles County, and (ii) the western portions of San Bernardino and the western and southern portions of Riverside Counties, which together are commonly known as the “Inland Empire.” The Bank’s organization and operations have been designed to meet the banking needs of individuals and small-to-medium sized businesses.

     The Bank emphasizes personalized service and convenience of banking and attracts banking customers by offering services that are designed to meet the banking requirements of the customers in its communities. Drive-up or walk-up facilities and 24-hour Automated Teller Machines (“ATM’s”) are available at all of its banking offices. The Bank also offers a computerized telephone service which enables customers to obtain information concerning their bank deposit accounts telephonically at any time day or night, and the Bank offers Internet banking services to consumers and plans to begin offering such services to its business customers in 2002. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent allowed by law. The Bank also is a member of the Federal Reserve System.

     As a California state-chartered bank that is a member of the Federal Reserve System (a “state member bank”), the Bank is subject to regulation, supervision and periodic examination, at the state level, by the California Department of Financial Institutions (the “DFI”), and, at the Federal level, by the Federal Reserve Board. See “Supervision and Regulation—Foothill Independent Bank.”

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIALS

     The following table sets forth the condensed average balances for each principal category of our consolidated assets and liabilities and also for our stockholders’ equity for each of the years in the three year period ended December 31, 2001. Average balances are based on daily averages for the Bank and quarterly averages for the Company, since the Company does not maintain daily average information. We believe that the difference between quarterly and daily average data (where quarterly data has been used) is not significant. (Dollars are set forth in thousands.)

	Year Ended December 31,

	2001		2000		1999

	Average	Percent	Average	Percent	Average	Percent
	Balances	of Total	Balances	of Total	Balances	of Total

Assets
Investment Securities — Taxable	$63,760	12.3%	$52,330	10.8%	$56,083	12.0%
Investment Securities — Non-Taxable	5,060	1.0	5,636	1.2	6,454	1.4
Federal Funds Sold & Repos	21,043	4.0	17,436	3.6	18,071	3.9
Due from Banks — Time Deposits	12,119	2.3	4,175	0.9	16,306	3.5
Loans	370,882	71.5	359,866	74.1	324,553	69.5
Direct Lease Financing	951	0.2	1,443	0.3	2,835	0.6
Reserve for Loan and Lease Losses	(3,889)	(0.7)	(4,798)	(1.0)	(5,865)	(1.3)

Net Loans and Leases	367,944	71.0	356,511	73.4	321,523	68.8

Total Interest Earning Assets	469,926	90.6	436,088	89.9	418,437	89.6
Cash and Non-interest Earning Deposits	27,690	5.3	26,531	5.5	26,300	5.6
Net Premises, Furniture and Equipment	5,864	1.1	6,550	1.3	6,888	1.5
Other Assets	16,163	3.0	16,484	3.3	15,403	3.3

Total Assets	$519,643	100.0%	$485,653	100.0%	$467,028	100.0%

Liabilities and Stockholders Equity
Savings Deposits(1)	$201,183	38.7%	$179,465	37.0%	$184,122	39.4%
Time Deposits	108,989	21.0	111,405	22.9	88,848	19.0
Short-term Borrowings	260	0.1	1,508	0.3	351	0.1
Long-term Borrowings	—	—	4	—	49	—

Total Interest-Bearing Liabilities	310,432	59.8	292,382	60.2	273,370	58.5
Demand Deposits	155,828	30.0	142,133	29.3	141,554	30.3
Other Liabilities	3,779	0.7	4,067	0.8	3,804	0.9

Total Liabilities	470,039	90.5	438,582	90.3	418,728	89.7
Stockholders’ Equity	49,604	9.5	47,071	9.7	48,300	10.3

Total Liabilities and Stockholders’ Equity	$519,643	100.0%	$485,653	100.0%	$467,028	100.0%

(1)	Includes NOW, Super NOW and Money Market Account.

DEPOSITS

     Deposits represent the Bank’s primary source of funds that it uses to make loans and purchase investment securities. The following table sets forth, as of December 31, 2001, the different categories of deposits maintained at the Bank and the number of deposit accounts, the average balance of each account and the aggregate dollar amount of the deposits in each such category:

	Number of	Average Account
Type of Account	Accounts	Balance	Total Deposits

Demand	16,568	$9,768	$161,837,000	(1)
Money market(2)	8,930	19,511	174,232,000	(3)
Savings	10,100	4,292	43,350,000
TCDs(4)	304	120,885	36,749,000	(5)
Other time deposits(4)	2,954	20,048	59,222,000

(1)	Includes $3,211,000 of municipal and other government agency deposits.

(2)	Includes “NOW” checking accounts.

(3)	Includes $4,898,000 of municipal and other government agency deposits.

(4)	As used in this Report, the term “TCDs” means time certificates of deposit in denominations greater than $100,000, the term “other time deposits” means certificates of deposit in denominations of $100,000 or less and the term “time deposits” means TCDs and other time deposits, collectively.

(5)	Includes $142,000 of municipal and other government agency deposits.

     During the twelve months ended December 31, 2001, average demand deposits increased by approximately $13,695,000 or 9.6%; average money market & NOW checking accounts deposits decreased by approximately $16,956,000 or 11.9%; average savings deposits increased by approximately $4,762,000 or 12.9%; and average time deposits decreased by approximately $2,416,000 or 2.2%, which was the result of a decrease of $1,111,000 in TCDs and a decrease of approximately $1,305,000 in other time deposits.

     Although there are some public agency depositors that carry large deposits with the Bank, the Bank does not believe it is dependent on a single customer or a few customers for its deposits. Most of the Bank’s deposits are obtained from individuals and small and moderate size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effect on liquidity which can result from the loss of a substantial depositor. No individual, corporate or public agency depositor accounted for more than approximately 1% of the Bank’s total deposits and the five largest deposit accounts represented, collectively 5% of total deposits.

THE LOAN PORTFOLIO

Loan Products

     We offer a diverse line of loan products, including commercial loans and credit lines, SBA guaranteed business loans, accounts receivable and inventory financing, real estate mortgage and construction loans and consumer loans. The following table sets forth the types of loans made by the Bank and the amounts of the loans, by type, that were outstanding at December 31, 2001, 2000 and 1999.

	December 31,

Types Of Loans(1)	2001	2000	1999

	(In thousands)
Commercial, Financial and Agricultural	$46,936	$44,269	$41,091
Real Estate Construction	16,091	12,647	11,144
Real Estate Mortgage(2)	338,769	303,456	283,735
Consumer Loans	4,718	6,400	5,916
Lease Financing(3)	1,328	1,164	2,341
All other Loans(including overdrafts)	656	679	1,707

Subtotal:	408,498	368,615	339,533
Less:
Unearned Discount	(92)	(141)	(299)

Reserve for Loan and Lease Losses	(4,206)	(3,692)	(6,102)

Total	$404,200	$364,782	$339,533

(1)	All of the Bank’s loans have been made to borrowers in the United States.

(2)	A portion of these loans were made, not for the purpose of financing real properties, but for commercial or agricultural purposes. However, in accordance with the Bank’s credit policies, such loans were secured by deeds of trust on real properties and, therefore, are classified as real mortgage loans.

(3)	Lease financing includes residual values of $0 for 2001; $0 for 2000; and $0 for 1999, and is net of unearned income of $158,000 for 2001; $72,000 for 2000; and $248,000 for 1999.

     Commercial Loans. The commercial loans we offer include short-term secured and unsecured loans with maturities ranging from 12 to 24 months; SBA guaranteed business loans with terms not to exceed 10 years; accounts receivable financing for terms not exceeding 12 months; and equipment and automobile loans and leases which generally amortize over a period not to exceed 15 years. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or personal guarantees from the owners of the borrowers, or both. In addition, all loans must have well-defined primary and secondary sources of repayment. Generally, lines of credit are granted for no more than a 12-month period and are subject to more frequent periodic reviews.

     We also offer asset-based lending products which involve a higher degree of risk in that the loan is designed for those borrowers who do not quality for unsecured lending. Typically, these borrowers consist of companies that are growing rapidly, but which cannot internally fund their growth without borrowings. Usually, the collateral for such loans consists of accounts receivable. We control our risk by requiring loan-to-value ratios of not more than 80% and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.

     Commercial loans, including accounts receivable financing, are generally made to businesses that have been in operation for at least three years. In addition, to qualify for these loans, the borrower usually is required to have debt-to-worth ratio of not more than four-to-one; its operating cash flow must be sufficient to demonstrate the ability to pay obligations as they become due; and must have a good payment history as evidenced by its credit report.

     Real Estate Loans. Nonresidential real estate loans make up approximately 87.5% of our real estate loan portfolio, and substantially all of those loans are secured by first trust deeds. The remainder of our real estate loans are secured by first and second deeds of trust on residential real property.

     Loans secured by nonresidential real estate often involve loan balances to single borrowers or groups of related borrowers, and generally involve a greater risk of nonpayment, than do mortgage loans secured by single and multi-family dwellings. Payments on loans secured by nonresidential real estate depend to a large degree on results of operations and dependable cash flows of the borrowers generated from their respective businesses. As a result, repayment of these loans are affected by changes in the economy in general or by the real estate market more specifically. Accordingly, the nature of this type of loan makes it more difficult to monitor and evaluate. Consequently, personal guarantees from the owners of the borrowers are typically required.

     Customers wishing to obtain a commercial real estate loan must have good payment records with debt coverage ratios generally of at least 1.25 to 1. In addition, we require adequate insurance on the property to protect the collateral value. Generally, these types of loans are written for maximum terms of 10 years with loan-to-value ratios of not more than 70%.

     Consumer Loans. We offer a wide variety of products to consumers including personal installment loans, lines of credit and credit cards. We design these products to meet the needs of our customers and some are made at fixed rates of interest and others at adjustable rates. Consumer loans often entail greater risk than real estate mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles, which may not provide an adequate source of repayment of the outstanding loan balance in the event of a default by the borrower. Consumer loan collections are dependent on borrowers’ ongoing financial stability. Furthermore, bankruptcy and insolvency laws may limit the amount which can be recovered on such loans. We require the borrower to have a good payment record and, typically, a debt ratio of not more than 40%.

     Past Due, Restructured and Non-Accrual Loans. The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. We follow the practice of specifically identifying loans that have become past due, either as to interest or principal, for more than 90 days. Such loans are given special attention by our credit officers and additional efforts are made to get the borrowers to bring their loans current or to provide additional collateral to reduce the risk of potential losses on those loans. The Bank sometimes renegotiates the payment terms of loans to permit the borrower to defer interest or principal payments in instances where it appears that the borrower is encountering temporary or short-term financial difficulties and such deferrals will reduce the likelihood that the Bank will incur an eventual loss on the loan. When we have reason to believe that continued payment of interest and principal on any loan is unlikely, the loan is placed on non-accrual status (that is, accrual of interest on the loan is discontinued) and we increase our efforts to recover the amounts due us, including the initiation of foreclosure proceedings against the collateral securing the loan.

     The table which follows sets forth, as of the end of each of the years in the five year period ended December 31, 2001, the amounts of the Bank’s loans (i) that were more than 90 days past due, (ii) as to which the terms of payment had been renegotiated (referred to as “troubled debt restructurings”), and (iii) that had been placed on non-accrual status.

		December 31,

	2001	2000	1999	1998	1997

		(In thousands)
Loans More Than 90 Days Past Due(1):
Aggregate Loan Amounts:
Commercial	$34	$—	$148	$8	$—
Real Estate	—	—	50	—	—
Consumer	—	17	4	12	7
Aggregate Leases	—	—	—	17	—
Troubled Debt Restructurings(2)	1,178	858	1,780	3,042	2,880
Non-Accrual Loans(3)	2,717	2,319	6,068	6,347	11,458

	$3,929	$3,194	$8,050	$9,426	$14,345

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.

(2)	The terms of the restructured loans did not involve any deferrals of interest and interest collected in 2001, 2000, 1999, 1998 and 1997 and were the same amounts that would have been collected in accordance with the original terms of the loans.

(3)	There were six loans on non-accrual status at December 31, 2001 and 2000; respectively, fourteen loans at December 31, 1999; sixteen loans at December 31, 1998 and twenty-seven loans at December 31, 1997. The amount of interest that would have been collected on these loans had they remained current in accordance with their original terms was $644,000 in 2001, $819,000 in 2000, $967,000 in 1999, $981,000 in 1998 and $1,488,000 in 1997.

     In accordance with Statement of Financial Accounting Standards N. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114”), as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures” (“SFAS 118”) we consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, we primarily evaluate those loans, both performing and non-performing, that are large non-homogenous loans in its commercial and real estate mortgage and construction loan portfolios which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. In general, payment delays of less than 90 days or payment shortfalls of less than 1% are deemed insignificant and would not necessarily result in classification of a loan as impaired. However, we consider all non-accrual and trouble debt restructured loans to be impaired. Smaller balance, homogenous loans, which consist primarily of consumer installment, credit card and direct lease financing, are not considered in determining loan impairment.

     Loans identified as impaired are placed on non-accrual status and are evaluated for write-off, write-down or renegotiations with the borrower. Impaired loans are charged-off when the possibility of collecting the full balance of the loan becomes remote. The reserves set aside for possible losses related to impaired loans totaled approximately, $305,000 for the year ended December 31, 2001 and were included in the Bank’s Reserve for Loan Losses at December 31, 2001. The average balance of the impaired loans amounted to approximately $2,634,000 for the year ended December 31, 2001. Cash receipts during 2001 applied to reduce principal balances and recognized as interest income were approximately $981,000 and $366,000, respectively. For additional information regarding SFAS 114, see Note 5 to the Company’s Consolidated Financial Statements set forth in Part II, Item 8 of this Report.

     Potential Problem Loans. At December 31, 2001, there were no loans on accrual status where there were serious doubts as to the ability of the borrower to comply with then present loan repayment terms.

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

THE RESERVE FOR LOAN LOSSES

     The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. In order to recognize on a timely basis, to the extent practicable, losses that can result from such failures, banks establish a reserve for loan losses by means of periodic charges to income known as “provisions for loan losses.” Loans are charged against the loan loss reserve for loan losses when management believes that collection of the carrying amount of the loan, either in whole or in part, has become unlikely. Periodic additions are made to the loan loss reserve (i) to replenish and thereby maintain the adequacy of the reserve following the occurrence of loan losses that have been charged against the reserve, and (ii) to increase the reserve in response to increases in the volume of outstanding loans or the deterioration in economic conditions or in the financial condition of borrowers. At December 31, 2001 the loan loss reserve was approximately $4,206,000 or 1.03% of total loans and leases outstanding.

     As is set forth in the following table, the loan loss reserve is allocated among the different loan categories because there are differing levels of risk associated with each such loan category. The allocation is made based on historical loss experience within each category and management’s periodic review of loans in the loan portfolio. However, the reserves allocated to specific loan categories are not the total amounts available for future losses that might occur within such categories because the total reserve is the general reserve applicable to the entire portfolio. Dollars are in thousands.

	Year Ended December 31,

	2001		2000		1999		1998		1977

	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans	Reserve	% of Loans
	Loan	to Total	Loan	to Total	Loan	to Total	Loan	to Total	Loan	to Total
	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans

Commercial, Financial, and Agricultural	$2,668	11.49%	$1,762	12.01%	$4,854	11.88%	$3,745	14.27%	$2,128	14.90%
Real Estate-construction	59	3.94	97	3.43	68	3.22	91	5.29	302	3.67
Real Estate-mortgage	1,452	82.65	1,765	82.32	1,125	82.02	1,630	76.08	2,415	76.92
Installment loans	22	1.15	48	1.74	30	1.72	76	2.38	79	2.17
Lease financing	5	0.32	20	0.32	25	0.68	34	1.26	96	1.60
Other	—	0.45	—	0.18	—	0.48	—	0.72	145	0.74

	$4,206	100.00	$3,692	100.00	$6,102	100.00	$5,576	100.00	$5,165	100.00

THE INVESTMENT PORTFOLIO

     As a customary part of its business, the Bank purchases investment grade securities, consisting primarily of securities issued by the United States government and its agencies and by state and local government agencies, in order to diversify its investment risks and provide a source of liquidity for its operations. The objectives of the Bank’s investment policy is to manage interest rate risk, provide adequate liquidity and reinvest in the Bank’s market areas, while maximizing earnings with a portfolio of investment-grade securities. Each security purchased is subject to the credit and maturity guidelines defined in the Bank’s investment policy and the securities are reviewed regularly to verify their continued credit worthiness.

     The following table summarizes the components of the Company’s investment securities at the dates indicated (in thousands):

	December 31,

	2001		2000		1999

	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

Investment Securities — Held-To-Maturity
U.S. Treasury and Agency	$5,891	$5,980	$17,378	$17,325	$3,997	$3,950
State and Political Subdivisions	4,853	4,908	1,053	1,063	1,062	1,045
Other Securities	2,311	2,311	2,311	2,311	2,250	2,250

Total Investment Securities	$13,055	$13,199	$20,742	$20,699	$7,309	$7,245

Investment Securities — Available-For-Sale
U.S. Treasury and Agency	$60,627	$60,881	$29,567	$29,557	$44,275	$43,601
State and Political Subdivisions(1)	4,013	4,156	4,390	4,530	5,029	5,065
Other Securities	2,008	1,651	16,366	15,987	6,019	5,573

Total Investment Securities	$66,648	$66,688	$50,323	$50,074	$55,323	$54,239

(1)	Includes, in 2001, 2000 and 1999, non-rated certificates of participation evidencing ownership interests in the California Statewide communities Development Authority — San Joaquin County Limited Obligation Bond Trust with amortized cost values of $2,765,000, $3,640,000 and $3,961,000 and market values of $2,899,000, $3,777,000 and $4,044,000 at December 31, 2001, 2000 and 1999, respectively.

     The following table presents the maturities of the Bank’s investment securities at December 31, 2001, and the weighted average yields of those securities (which, in the case of tax-exempt obligations are presented on a fully taxable basis assuming a 36.4% tax rate).

	Within		After One and		After Five and
	One Year		Within Five Years		Within Ten Years		After Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Investment Securities Held to Maturity
U.S. Treasury and Agency	$3,600	5.18%	$2,291	5.15%	$—	—%	$—	—%
State and Political Subdivisions	175	4.20	725	4.46	3,953	5.17	—	—
Other Securities	2,311	—	—	—	—	—	—	—

Total Securities Held to Maturity	$6,086	5.15%	$3,016	5.00%	$3,953	5.17%	—	—%

Investment Securities Available for Sale
U.S. Treasury and Agency	$2,164	6.64%	$49,334	4.87%	$8,563	5.79%	$820	7.30%
State and Political Subdivisions	934	6.40	1,965	6.40	1,081	4.64	176	4.60
Other Securities	8	—	—	—	—	—	1,643	—

Total Securities Available for Sale	3,106	6.57	51,299	4.95	9,644	5.68%	$2,639	6.98%

TOTAL INVESTMENT SECURITIES	$9,192	5.63%	$54,315	4.95%	$13,597	5.53%	$2,639	6.98%

COMPETITION

     The banking business in California generally, and in our market areas in particular, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of large multi-regional and large out-of-state banks which have offices operating over wide geographic areas. We compete for deposits and loans with such banks as well as other independent and community banks that are based or have branch offices in our market areas, and with savings and loan associations, credit unions, mortgage companies, money market and other mutual funds, stock brokerage firms, insurance companies and other traditional and nontraditional financial institutions. We also compete for customers’ funds with governmental and private entities issuing debt or equity securities or other forms of investments which may offer different and potentially higher yields than those available through bank deposits.

     Major financial institutions that operate throughout California and that have offices in our service areas include Wells Fargo Bank, Bank of America, Union Bank of California, United California Bank, Washington Mutual Bank, U. S. Bank, Comerica Bank-California and California Federal Bank. Bank of America, U. S. Bank and Comerica Bank are headquartered outside of California. Independent banks or financial institutions with offices in our service area include, among others, City National Bank, Citizens Business Bank and PFF Bank & Trust.

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

     In order to compete with the financial institutions and financial service organizations operating in our market areas, we rely on our independent status to provide flexible and greater personalized service to customers. We emphasize personal contacts with customers by our executive officers, directors and employees; develop and participate in local promotional activities; and seek to develop specialized or streamlined services for customers. To the extent customers desire loans in excess of our lending limit or services not offered by us, we attempt to assist customers in obtaining such loans or other services through participations with other banks or assistance from our correspondent banks or third party vendors.

     Additionally, a growing number of banks and financial services companies are offering customers the ability to effectuate banking transactions with them over the internet. We began offering such internet banking services to our consumer customers during 2001and intend to begin offering internet banking services to our business customers in 2002.

     Existing and future state and federal legislation could significantly affect the costs of doing business, the range of permissible activities and competitive balance among major and smaller banks and other financial institutions, all of which could affect the competitive environment in which we operate. We cannot predict the impact such developments may have on commercial banking in general or on our business in particular. For additional information regarding these matters, see the discussion in below under the caption “Supervision and Regulation.”

SUPERVISION AND REGULATION

     General.

     Both federal and state laws extensively regulate bank holding companies and banks. This regulation is intended primarily for the protection of depositors and the FDIC’s deposit insurance fund and not for the benefit of shareholders. Set forth below is a summary description of the material laws and regulations which affect or bear on our operations. The description does not purport to be complete and is qualified in its entirety by reference to the laws and regulations summarized below.

Foothill Independent Bancorp.

     General. We are a registered bank holding company subject to regulation under the Bank Holding Company Act and, pursuant to that Act we are required to file periodic reports with, and we are subject to periodic examinations by the Federal Reserve Board. In addition, we have recently filed an application to become a financial holding company under the Bank Holding Company Act pursuant to amendments to that Act promulgated by the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”). For further information on the Financial Services Modernization Act, see — “Financial Services Modernization Legislation” below.

     As a bank holding company, we are generally allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve Board deemed to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Assuming we become a financial holding company, we will be permitted to engage not only in banking and other activities deemed closely related to banking, but also in other financial activities which the Federal Reserve Board has determined, or may determine in the future, to be financial in nature, or incidental to such financial activities or complementary to such a financial activity.

     As a bank holding company, we must obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of any bank or other bank holding company and for any merger of Bancorp with any other bank holding company. We also are required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of other entities engaged in banking related services. If we become a financial holding company, however, we will no longer needs to obtain such prior approval for the acquisition of companies or businesses (other than banks) engaged in financial activities which the Federal Reserve Board has determined to be financial in nature.

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

     Among the powers conferred on the Federal Reserve Board is the power to require any bank holding company to terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates that the Federal Reserve Board determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of a bank holding company’s debt, including authority to impose interest ceilings and reserve requirements on such debt. Subject to certain exceptions, bank holding companies also are required to file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming the holding company’s common stock or other equity securities. A bank holding company and its non-banking subsidiaries also are prohibited from requiring tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services.

     Additionally, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. See “Capital Standards and Prompt Corrective Action” below.

     Foothill Independent Bancorp also is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, Bancorp is subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (the “DFI”).

     Our shares of common stock are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended and, therefore, we are subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act.

     Financial Services Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”). The Financial Services Modernization Act repealed the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. The Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the Act is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a broader range of financial activities if it qualifies and elects to be designated as a financial holding company. This Act also:

•	broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	provides an enhanced framework for protecting the privacy of consumer information;

•	adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	modifies the laws governing the implementation of the Community Reinvestment Act; and

•	addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     We do not believe that the Financial Services Modernization Act will have a material adverse affect on our operations, at least in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than we have.

     A bank holding company that elects to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. We have recently filed an application with the Federal Reserve Board to become a financial holding company and we currently believe that the application will be approved. According to current Federal Reserve Board regulations, activities that are financial in nature include:

•	securities underwriting;

•	dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and brokerage;

•	merchant banking; and

•	activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     In order to become and to continue to be a financial holding company, all of the bank holding company’s bank subsidiaries must be well capitalized, well managed, and except in limited circumstances, must be in compliance with the Community Reinvestment Act.

     Failure to comply with the financial holding company requirements could lead to divestiture of a financial holding company’s subsidiary banks or require all of activities to conform to those permissible for a bank holding company that is not a financial holding company. A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Privacy Provisions of the Financial Services Modernization Act. Pursuant to the Financial Services Modernization Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. Pursuant to the rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to non-affiliated third parties.

     These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Bancorp’s financial condition or results of operations.

     Foothill Independent Bank.

     As a California state chartered bank, the Bank is subject to primary supervision, periodic examination and regulation by the DFI. As a member of the Federal Reserve Bank of San Francisco, the Bank also is subject to regulation by the Federal Reserve Board, which is its primary federal banking regulator. Because its deposits are insured by the FDIC, the Bank also is subject to regulations promulgated by the FDIC. If, as a result of an examination of the Bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Federal Reserve Board has various remedies available. These remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank’s deposit insurance, which would result in a revocation of the Bank’s charter. The DFI has many of the same remedial powers.

     Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain capital at or above stated levels. See the more detailed discussion regarding capital requirements that are applicable to us and the Bank that is set forth below under the caption “Capital Standards and Prompt Corrective Action.”

     Dividends and Other Transfers of Funds. Dividends from the Bank constitute our principal source of cash. Foothill Independent Bancorp (the “Bancorp”) is a legal entity separate and distinct from the Bank and the Bank is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to us. In addition, the DFI and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, if either of those agencies deem payment of dividends by the Bank to be an unsafe or unsound practice.

     The Federal Reserve Board and the DFI also have authority to prohibit the Bank from engaging in activities that, in either of their opinions, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the future financial condition of the Bank and other factors, that either of those agencies could assert that the payment of dividends or other payments by the Bank to the Bancorp might, under some circumstances, constitute an unsafe or unsound practice. Additionally, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under its jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or Bancorp may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with limited exceptions, paying dividend if, after the transaction, the institution would be undercapitalized. See “Capital Standards and Prompt Corrective Action” below for a discussion of these additional restrictions.

     The Bank is subject to restrictions imposed by federal law on any extensions of credit to, and the issuance of a guarantee or letter of credit on behalf of, the Bancorp or its other affiliates; the purchase of, or investments in, Bancorp stock or other Bancorp securities; and the taking of such securities as collateral for loans and the purchase of our assets or those of our other affiliates. Such restrictions prevent the Bancorp’s affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts, and such secured loans and investments by the Bank to or in Bancorp or any other Bancorp affiliates are limited, individually, to 10% of the Bank’s capital and surplus (as defined by federal regulations) and, in the aggregate, to 20% of the Bank’s capital and surplus. California law also imposes restrictions with respect to transactions involving Bancorp and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law.

Capital Standards and Prompt Corrective Action.

     Capital Standards. The Federal Reserve Board as well as other federal bank regulatory agencies, have adopted uniform risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjusted percentages, which range from zero percent for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

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

     Each federal banking agency, including the Federal Reserve Board, has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; and

•	critically undercapitalized.

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

     The following table sets forth, as of December 31, 2001, the capital ratios of the Bancorp and the Bank and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed adequately capitalized and to be deemed a “well capitalized institution” under the prompt corrective action regulations described below:

		Capital Adequacy	To be Classified
At December 31, 2001	Actual	Requirements	as Well Capitalized

Total Capital to Risk Weighted Assets
Bancorp	12.4%	(>or=)8.0%	(>or=)10.0%
Bank	12.3%	(>or=)8.0%	(>or=)10.0%
Tier I Capital to Risk Weighted Assets
Bancorp	11.5%	(>or=)4.0%	(>or=)6.0%
Bank	11.3%	(>or=)4.0%	(>or=)6.0%
Tier I Capital to Average Assets
Bancorp	9.4%	(>or=)4.0%	(>or=)5.0%
Bank	9.3%	(>or=)4.0%	(>or=)5.0%

     As the table indicates, at December 31, 2001 the Bancorp and the Bank exceeded the capital ratios required for classification as adequately capitalized institutions, under federally mandated capital standards and as “well capitalized” institutions under the federally established prompt corrective action regulations.

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

     Safety and Soundness Standards. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to the following:

•	internal controls, information systems and internal audit systems;

•	loan documentation;

•	credit underwriting;

•	asset growth;

•	earnings; and

•	compensation, fees and benefits.

     In addition, the federal banking agencies have adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution is expected to:

•	conduct periodic asset quality reviews to identify problem assets;

•	estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;

•	compare problem asset totals to capital;

•	take appropriate corrective action to resolve problem assets;

•	consider the size and potential risks of material asset concentrations; and

•	provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

These guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

FDIC Deposit Insurance

     The FDIC operates a Bank Insurance Fund (“BIF”) which insures the deposits, up to federally prescribed limits, of those banks that are subject to regulation by a federal banking regulatory agency and have elected to participate in that Fund (“BIF Members”). The Bank is a BIF Member and, as a result, its deposit accounts are insured up to the maximum amount permitted by law. The FDIC charges all BIF Members an annual assessment for the insurance of their deposits. The amount of a bank’s annual assessment is based on its relative risk of default as measured by (i) the institution’s federal regulatory capital risk category, which can range from well capitalized to less than adequately capitalized, and (ii) its supervisory subgroup category, which is based on the federal regulatory assessment of the financial condition of the institution and the probability that FDIC or other corrective action will be required. The assessment rate currently ranges from 0 to 27 cents per $100 of domestic insured deposits. The FDIC has the authority to increase or decrease the rate of the assessment on a semi-annual basis. An increase in the assessment rate would increase the Bank’s costs of doing business.

     The FDIC may terminate insurance of deposits upon finding that an insured institution has engaged in unsafe or unsound practices, is in too unsafe or unsound a condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution’s primary federal regulatory agency. California does not permit commercial banks to operate without FDIC insurance and, as a result, termination of a California bank’s FDIC insurance would result in its closure.

     All FDIC — insured depository institutions also are required to pay an annual assessment for the payment of interest on bonds (known as “FICO Bonds”) that were issued by the Financing Corporation, a federally chartered corporation, to assist in the recovery of the savings and loan industry following the failure of numerous savings and loan institutions in the 1980s. Effective for the fourth quarter of 2001, the FDIC established the FICO assessment rate at approximately $0.0184 per $100 of assessable deposits of the insured banks. The FICO assessment rates are adjusted quarterly by the FDIC to reflect changes in the assessment bases of the FDIC’s insurance funds and, unlike the BIF assessments, do vary on the basis of a bank’s capital or supervisory risk categories.

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

     A bank’s compliance with its Community Reinvestment Act obligations is based on a performance-based evaluation system which bases Community Reinvestment Act ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the

Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and those records may be the basis for denying the application.

USA Patriot Act of 2001.

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports to the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and

•	filing of suspicious activities reports if a financial institution believes a customer may be violating U.S. laws and regulations.

     We are not able to predict the impact of such laws on its financial condition or results of operations at this time.

Future Legislation and Regulatory Initiatives.

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

EMPLOYEES

     At December 31, 2001, the Bank had approximately 151 full-time and 77 part-time employees, which included the employees of the Bancorp, all of whom are also employees of the Bank.

ITEM 2. PROPERTIES

     The Company’s executive offices are located at the Bank’s main banking office at 510 South Grand Avenue, Glendora, California. The Bank owns the building and the land on which its main banking office is located; owns the building and leases, under a 20-year ground lease, the land on which its Claremont banking office is located; and occupies its ten other banking offices, and the facilities where its service center are located, under leases expiring at various dates through 2014. Management believes that the Bank’s present facilities are adequate for its present purposes and anticipated growth in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     There are no pending legal proceedings in which the Company or the Bank is a party or to which any of their respective properties are subject other than ordinary routine litigation incidental to the Bank’s business, the outcome of which is not expected to be material to the Company or its operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is certain information regarding the current executive officers of the Company and the Bank:

Name	Age	Position with the Company	Position with the Bank

George E. Langley	61	President and Chief Executive Officer	President and Chief Executive Officer
Donna Miltenberger	46	Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer
Carol Ann Graf	56	Senior Vice President, Chief Financial Officer and Secretary	Senior Vice President, Chief Financial Officer and Secretary

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Trading Market for Shares. The Company’s common stock is traded on the NASDAQ National Market System under the symbol “FOOT”. The following table sets forth the high and low closing sales prices per share of the Company’s Common Stock as reported on the NASDAQ National Market System for all four quarters of 2001 and 2000. On March 22, 2002 the closing per share price was $13.15 and, as of that same date, there were 1,088 record shareholders of the Company.

	Trading Prices of
	Common Stock(1)
			Stock Dividend	Cash Dividends
	High	Low	Declared	Declared

2001:
First Quarter	$12.383	$10.280		$0.10
Second Quarter	13.250	11.215	7.00%	0.10
Third Quarter	13.700	11.720		0.10
Fourth Quarter	14.750	12.500		0.10
2000:
First Quarter	$12.383	$8.411		$0.08
Second Quarter	9.813	8.294		0.08
Third Quarter	9.930	8.411		0.10
Fourth Quarter	11.215	8.879		0.10

(1)	All trading prices for periods prior to the issuance of the 7% stock dividend in the second quarter of 2001 have been retroactively adjusted to give effect to that dividend.

     Change in Transfer Agent. Effective as of February 13, 2002, the Company appointed Registrar and Transfer Company as the registrar and transfer agent for its shares of common stock. The address of Registrar and Transfer Company is 10 Commerce Drive, Cranford, New Jersey 07016

     Dividends and Repurchases of Shares.

     Dividend Policy. It is the current policy of the Board of Directors to have the Company pay cash dividends when internally generated funds exceed the cash required to meet applicable capital requirements and to support the Company’s growth. Pursuant to that new policy, the Company paid a $.25 per share cash dividend in the second quarter of 1999 and, since the fourth quarter of that year, the Company has paid 10 consecutive quarterly cash dividends (inclusive of the quarter ending March 31, 2002). The first three of those quarterly cash dividends were paid in the amount of $0.08 per share. All of the subsequent quarterly dividends were paid at $0.10 per share. It is currently anticipated that similar cash dividends will be paid during the balance of 2002. In the second quarter of 2001, we also issued a 7% stock dividend to all of the then record holders of our shares.

     Stock Repurchases. Beginning in the fourth quarter of 1998 and continuing until the second quarter of 2001, the Company made periodic repurchases of its shares in open market or in privately negotiated transactions in compliance with Securities and Exchange Commission guidelines. During that period a total of 976,588 shares were repurchased at an aggregate cost of $11,970,179. All of those shares were retired and cancelled.

     Restrictions Applicable to the Payment of Dividends and Stock Repurchases. The principal source of funds available to the Company for cash dividends and stock repurchases, at least until such time, if any, as it may acquire or develop other businesses, is cash dividends from the Bank. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by state chartered banks, limit the amount of funds that will be available to the Company to pay cash dividends and repurchase shares. California law places a statutory restriction on the amount of cash dividends a bank may pay to its shareholders. Under that law, dividends declared by the Bank may not exceed, in any calendar year, without approval of the DFI, the lesser of (i) net income of the Bank for the year and retained net income from the preceding two years (after deducting all dividends paid during the period), or (ii) the Bank’s retained earnings. However, because the payment of cash dividends has the effect of reducing a bank’s capital, as a practical matter capital requirements imposed on federally insured banks operate to preclude the payment of cash dividends in amounts that might otherwise be permitted by California law. Additionally, Federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable laws.

     Section 23(a) of the Federal Reserve Act also restricts the Bank from extending credit to the Company or any other subsidiary of the Company. Under that law, a bank subsidiary may not extend credit to its parent company, unless the loans are secured by specified obligations and are limited in amount to an aggregate of no more than 10% of the bank’s contributed capital and retained earnings.

     A more detailed discussion of those capital requirements and other restrictions is contained in Part I of this Report in the Section entitled “BUSINESS — Supervision and Regulation.”

RIGHTS DIVIDEND

     On February 25, 1997, the Board of Directors of the Company adopted a Rights Agreement (the “Rights Agreement”) pursuant to which it declared a dividend distribution of rights (the “Rights”) to purchase shares of the Company’s common stock and, under certain circumstances, other securities, to the holders of record of the outstanding shares of the Company’s common stock.

     The Rights dividend was made to holders of record of shares of the Company’s common stock at the close of business on March 18, 1997. Each Right entitles the registered holder, on certain events, to purchase from the Company, at an initial exercise price of $48.00 per Right (subject to adjustment), such number of newly issued shares of the Company’s common stock or the common stock of the acquiring or surviving company, depending on the type of triggering event, equal to an aggregate market value as of the date of the triggering event of two (2) times the exercise price of the Right.

     In connection with the Rights dividend the Company appointed ChaseMellon Shareholder Services as the Rights Agent under the Rights Agreement. Effective as of February 13, 2002, Registrar and Transfer Company was appointed to replace ChaseMellon as the Rights Agent.

ITEM 6. SELECTED FINANCIAL DATA

     The selected income statement data set forth below for the fiscal years ended December 31, 2001, 2000 and 1999, and the selected balance sheet data as of December 31, 2001 and 2000, are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day and Company, LLP, certified public accountants, that are included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected income statement data for the fiscal years ended December 31, 1998 and 1997, and the selected balance sheet data as of December 31, 1999, 1998 and 1997, are derived from audited consolidated financial statements examined by Vavrinek, Trine, Day and Company, LLP which are not included in this Report.

	2001	2000	1999	1998	1997

	Dollars in thousands, except per share data

Income Statement Data
Interest Income	$36,736	$38,983	$35,551	$36,237	$35,028
Interest Expense	9,030	11,103	8,333	9,827	9,738
Net Interest Income	27,706	27,880	27,218	26,410	25,290
Provision for Possible Loan Losses	(498)	(1,070)	(485)	(775)	(1,681)
Net Interest Income after Provision for Possible Loan Losses	27,208	26,810	26,733	25,635	23,609
Other Income	5,414	4,604	4,521	5,086	6,040
Other Expense	(21,846)	(20,794)	(21,342)	(22,573)	(22,599)
Income Before Income Taxes	10,776	10,620	9,912	8,148	7,050
Applicable Income Taxes	3,926	3,920	3,662	3,084	2,532
Net Income	$6,850	$6,700	$6,250	$5,064	$4,518
Per Share Data
Net Income — Basic(1)(2)	$1.24	$1.15	$0.99	$0.80	$0.73
Net Income — Diluted(1)(2)	1.18	1.10	0.93	0.74	0.72
Cash Dividends(3)	0.40	0.36	0.41	—	—
Book Value (At year-end)(1)	$9.40	$8.60	$7.84	$7.55	$6.68
Weighted Average Shares Outstanding Basic(1)(2)	5,531,678	5,813,815	6,297,617	6,362,613	6,200,147
Balance Sheet Data
Investment Securities	$79,743	$70,816	$61,548	$104,654	$46,069
Loans and Leases (net)	404,200	364,782	339,533	289,007	291,393
Assets	550,141	505,825	458,676	469,077	435,708
Deposits	475,390	454,041	397,264	416,665	390,146
Other Debt(4)	19,000	—	8,819	74	123
Shareholders’ Equity	$51,852	$48,263	$48,439	$48,379	$42,041

(1)	Retroactively adjusted for stock dividends.

(2)	For information regarding the determination of basic and diluted earnings per share, see Note 17 to the Company’s Consolidated Financial Statements.

(3)	For information regarding restrictions affecting the ability of the Company to pay cash dividends, see Note 13 to the Company’s Consolidated Financial Statements.

(4)	For information regarding other debt, see Note 9 to the Company’s Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with our audited consolidated financial statements, and the footnotes thereto, contained elsewhere in this report and the statements regarding forward-looking information and the uncertainties that could affect our future performance described below in this Report.

     Our principal operating subsidiary is Foothill Independent Bank, which is a California state chartered bank (the “Bank”), which accounts for substantially all of our revenues and income. Accordingly, the following discussion focuses primarily on the Bank’s operations and financial condition.

RESULTS OF OPERATIONS

     Overview. The principal determinant of a bank’s income is net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on its other interest bearing liabilities. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including the monetary policies of the Federal Reserve Board and national and local economic conditions, which affect interest rates and also the demand for loans and the ability of borrowers to meet their loan payment obligations.

     During 2001 the Federal Reserve Board adopted and implemented a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy which was heading into recession. As a result, the prime rate of interest charged by most banks declined from 9.50% to 4.75% during 2001. That monetary policy, combined with the economic recession in the United States, caused the average rate of interest earned on our interest earning assets to decline to 7.8% in fiscal 2001 from 8.9% in fiscal 2000. While the average rate of interest paid on our deposits also declined, that decline was not sufficient to offset fully the decline in interest income. As a result, our net interest income in fiscal 2001 declined by $174,000 or 0.6% as compared to fiscal 2000.

     Despite that decline, we still generated net earnings in 2001 of $6,850,000, an increase of $150,000, or 2%, over net earnings for 2000. The increase in net earnings was due primarily to a $810,000 increase in non-interest income and a $572,000 reduction in the amount of the provision made for loan losses, which more than offset the decline in net interest income and an increase in non-interest expense.

     As indicated in the following table, net earnings for 2001 represented a return on average assets of 1.32% and a return on average equity of 13.81%, compared to 1.38% and 14.23%, respectively, for 2000, as increases in average equity and average assets outpaced the increase in net earnings for 2001.

	2001	2000	1999

Return on Assets	1.32%	1.38%	1.34%
Return on Equity	13.81%	14.23%	12.94%
Dividend Payout Ratio	32.26%	27.42%	31.13%
Equity to Asset Ratio	9.55%	9.69%	10.34%

     Net Interest Income. Net interest income declined by $174,000, or 0.6%, in 2001 as compared to 2000, due to a decline in interest income of $2,247,000, which was substantially, but not fully offset, by a $2,073,000 decline in interest expense in 2001. The decline in interest income was primarily due to declining market rates of interest during 2001 which led to reductions in the interest rates we were able to charge on new loans and in the interest rates on variable rate loans that “repriced” downward as market rates of interest declined. Although the declines in market rates of interest also enabled us to reduce the interest rates that we paid on interest-bearing deposits, those interest rate reductions could not be implemented as quickly as the declines in interest rates on loans and other interest earning assets, primarily because reductions in interest rates paid on time deposits could not be implemented until those deposits matured.

     Information concerning average interest earning assets and interest bearing liabilities, along with the average interest rates charged and paid thereon is set forth in the following table. Averages were computed based upon daily balances and dollars are in thousands.

	2001			2000			1999

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Earning Assets:
Investment Securities
U.S. Treasury	$565	$28	5.0%	$1,405	$74	5.3%	$7,308	$421	5.8%
U.S. Government Agencies	45,453	2,505	5.5	43,419	2,712	6.2	45,485	2,701	5.9
Municipal Leases(1)	5,060	432	8.5	5,636	502	8.9	6,454	550	8.5
Other Securities	17,742	780	4.4	14,502	947	6.5	3,290	195	5.9

Total Investment Securities	68,820	3,745	5.4	64,962	4,235	6.5	62,537	3,867	6.2
Federal Funds Sold	21,043	808	3.8	10,440	652	6.2	18,071	901	5.0
Due form Banks — Time	12,119	564	4.7	4,175	273	6.5	16,306	849	5.2
Loans(2)	370,882	31,849	8.6	359,867	34,079	9.5	324,553	30,072	9.3
Lease Financing(1)	951	82	8.6	1,443	125	8.7	2,835	272	9.6

Total Interest-Earning Assets(1)	$473,815	$37,048	7.8%	$440,887	$39,364	8.9%	$424,302	$35,961	8.5%

Interest Bearing Liabilities:
Domestic Deposits and Borrowed Funds:
Savings Deposits(3)	$201,183	$3,743	1.9%	$179,465	$4,646	2.6%	$184,122	$4,325	2.3%
Time Deposits	108,989	5,282	4.8	111,405	6,360	5.7	88,848	3,982	4.5
Short-Term borrowings	260	5	1.9	1,508	97	6.4	351	21	—
Long-Term borrowings	0	—	0.0	4	—	0.0	49	5	10.2

Total Interest-Bearing Liabilities	$310,432	$9,030	2.9%	$292,382	$11,103	3.8%	$273,370	$8,333	3.0%

     The following table sets forth the net interest earnings (in thousands of dollars) and the net yield on average earning assets:

	2001	2000	1999

Total Interest Income(1)(2)	$37,048	$39,364	$35,961
Total Interest Expense(3)	$9,030	$11,103	$8,333
Net Interest Earnings(1)(2)	$28,018	$28,261	$27,628
Net Average Earning Assets(2)	$473,815	$440,887	$424,302
Net Yield on Average Earning Assets(1)(2)	5.9%	6.4%	6.5%
Net Yield on Average Earning Assets (excluding Loan Fees)(1)(2)	5.6%	6.2%	6.1%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 36.4 percent for 2001, 36.9 percent for 2000 and 36.9 percent for 1999.

(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $3,890,000 in 2001, $4,798,000 in 2000 and $5,865,000 in 1999. Loan fees of $1,364,000 in 2001, $1,064,000 in 2000 and $1,846,000 in 1999 are included in loan interest income. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans is excluded. There were 6 non-accruing loans at December 31, 2001, 6 at December 31, 2000 and 14 at December 31, 1999.

(3)	Includes NOW, Super NOW, and Money Market Deposit Accounts.

Rate Sensitivity, Net Interest Margins and Market Risk.

     Rate Sensitivity. Like other banks and bank holding companies, our margins (that is, the difference between yields we are able to realize on loans and other interest earning assets and the interest we pay on deposits) are affected by a number of factors, including the relative percentages or the “mix” of:

•	our assets, between loans, on the one hand, on which we are able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields generally are lower;

•	variable and fixed rate loans in the loan portfolio; and

•	demand and savings deposits, on the one hand, and time deposits (on which we pay higher rates of interest) on the other hand.

     As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in net interest margins during a period of increasing market rates of interest, because it will be unable to “reprice” its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank with a high percentage of time deposits generally will experience greater increases in interest expense and, therefore, a decrease in net interest margins, during periods of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which are less sensitive to changes in market rates of interest. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest margins because such loans often contain automatic repricing provisions that are “triggered” by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on time certificates of deposit cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to terminate or “run-off” in order to reduce interest expense. However, the impact of changes in interest rates on net interest income is not “linear” in that the extent of the impact of such changes can be lessened or increased by changes in the volume of loans or interest bearing deposits.

     The following table sets forth changes in interest earned, including loan fees, and interest paid in each of the years ended December 31, 2001 and 2000 and the extent to which those changes were attributable to changes in the volume and mix of interest earning assets and in the volume and mix of interest bearing liabilities. Changes in interest earned and interest paid due to both rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each. All amounts are stated in thousands.

	Investment Securities

		Non-	Federal		Direct Lease	Time
Interest Earned On	Taxable	Taxable(1)	Funds Sold	Loans(2)	Financing	Deposits	Total

2001 compared to 2000:
Increase (decrease) due to:
Volume Changes	$(65)	$(79)	$477	$1,019	$(42)	$390	$1,700
Rate Changes	(355)	9	(321)	(3,249)	(1)	(99)	(4,016)

Net Increase (Decrease)	$(420)	$(70)	$156	$(2,230)	$(43)	$291	$(2,316)

2000 compared to 1999:
Increase (decrease) due to:
Volume Changes	$193	$(91)	$(441)	$3,332	$(123)	$(752)	$2,118
Rate Changes	223	43	192	675	(24)	176	1,285

Net Increase (Decrease)	$416	$(48)	$(249)	$4,007	$(147)	$(576)	$3,403

	Savings	Other Time	Long Term	Short Term
Interest Paid On:	Deposits	Deposits	Borrowings(3)	Borrowings(4)	Total

2001 compared to 2000
Increase (decrease) due to:
Volume Changes	$514	$(135)	$—	$(50)	$329
Rate Changes	(1,417)	(943)	—	(42)	(2,402)

Net Increase (Decrease)	$(903)	$(1,078)	$—	$(92)	$(2,073)

2000 compared to 1999
Increase (decrease) due to:
Volume Changes	$(111)	$1,144	$(5)	$74	$1,102
Rate Changes	432	1,234	—	2	1,668

Net Increase (Decrease)	$321	$2,378	$(5)	$76	$2,770

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates which approximate 36.4% for 2001 and 36.9% in 2000.

(2)	Includes an increase in loan fees of $300,000 for 2001 and a decrease of $782,000 for 2000.

(3)	Long term borrowings in 2000 consist of an obligation secured by a deed of trust that bears interest at 10%.

(4)	Short term borrowings in 2001 consist of an obligation secured by a lien on certain real estate loans that bears interest at 1.92%.

     Net Interest Margin in 2001 and 2000. We attempt to reduce our exposure to interest rate fluctuations, which can adversely affect net interest margin, by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are time certificates of deposit (“TCDs”) and other time deposits, and (ii) to match opportunities to “reprice” earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. In 2000, we initiated new loan programs to increase loan volume and, at the same time, we increased the volume of TCDs and other time deposits, by offering higher rates of interest on such deposits, primarily to fund the increase in loan volume. We were somewhat able to mitigate the effect on our net interest margin of the increase in TCDs and other time deposits by also continuing to actively seek and obtain additional demand and savings (including money market) deposits. During 2001 we decided to allow higher priced time deposits to “run off” as they matured, rather than to seek their renewal. By December 31, 2001, the volume of TCDs and other time deposits had declined to $36,749,000 and $59,222,000, respectively, from $58,801,000 and $67,330,000, respectively, at December 31, 2000. As a result, as a percentage of average total deposits, the average volume of demand, savings and money market deposits increased to 77% and the average volume time deposits, including TCDs, declined to 23%, in 2001, compared to 74% and 26%, respectively for 2000. Those percentages were 79% and 21%, respectively, for 1999.

     Our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) was 5.91% for the year ended December 31, 2001, compared to 6.41% for the year ended December 31, 2000. That decline reflects the effect of declining rates of interest resulting from the Federal Reserve Board’s monetary policies and the economic downturn in 2001. However, we believe our net interest margin continues to exceed the average net interest margin for California based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the “Peer Group Banks”), because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks and we were able to increase the volume of our loans which generate higher yields than do our other interest earning assets.

     We have again instituted new sales and marketing programs for 2002 that are designed to increase our loan volume and also the volume of our demand and savings deposits. However, we may find it necessary or prudent to increase time deposits to fund any resulting increases in loan volume. We currently believe that our net interest margin in 2002 will remain at approximately the same level as in 2001, because we currently expect that any resulting increases in interest income we are able to generate in 2002 from increased loan volume will be largely offset by a combination of (i)  the increase in interest expense that will result from the increase in the volume of our deposits, and (ii) rates of interest that we are able to charge on loans, which are largely determined by the Federal Reserve Board’s monetary policies and affected by the economic conditions in the United States. However, there are a number of uncertainties and risks that could adversely affect our net interest margin in 2002, including (i) increased competition in our market areas, both from banks and other types of financial institutions as well as from securities brokerage firms and mutual funds that offer competing investment products, and (ii) the possibility that the economic slowdown will continue longer than is currently anticipated, which could result in reduced loan activity and in a greater decline in market rates of interest.

     The ability to maintain our net interest margin is not entirely within our control because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by the monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our market areas. In addition, the effect on a bank’s net interest margins of changes in market rates of interest will depend on the types and maturities of its earning assets and deposits. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank’s net interest margin.

     Provision for Loan and Lease Losses. Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve (the “Loan Loss Reserve”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Charge-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against the Loan Loss Reserve. The amount of that Reserve is increased periodically in response to (i) increases in the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the financial condition of borrowers or in the value of property securing non-performing loans and (iii) changes in economic conditions. Those increases are made through a charge against income referred to as the “provision for loan and lease losses.” Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Loan Loss Reserve and, thereby, also the amount of the provision required to be made for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below under the caption “Forward Looking Information and Uncertainties Regarding Future Performance.” In the event those judgments or forecasts are proven, by subsequent events or circumstances, to have been incorrect, it could become necessary in the future to incur additional charges to income in order to increase the Loan Loss Reserve that would adversely affect our operating results.

     During 2001 we made provisions for potential loan losses of $498,000, as compared to $1,070,000 during 2000 and, at December 31, 2001 the Loan Loss Reserve was approximately $4,206,000 or 1.03% of total loans and leases outstanding, compared to approximately $3,692,000 or 1.00% of total loans and leases outstanding at December 31, 2000. The higher provision in 2000 was made to maintain the Loan Loss Reserve at approximately 1% of outstanding loans, following loan charge offs in that year totaling approximately $3,750,000 due to the bankruptcy of a large corporate borrower that had encountered financial difficulties in the prior year. The possibility of potential charge offs of those loans had been identified and reserved against in years prior to 2000. Those charge-offs resulted in an improvement in the overall quality of our loan portfolio and enabled us to reduce the provision made for potential loan losses in 2001.

     The following table sets forth an analysis of the Bank’s loan and lease loss experience, by category, for the past three years (with dollar amounts stated in thousands). The amount of the loan charge-offs, and the ratios of net loan charge offs to the loan loss reserve and to the provision for loan losses, in 2000 were substantially greater than in 2001 or in 1999. That was attributable to the charge-off, described above, in 2000, following the bankruptcy of a corporate borrower.

	2001	2000	1999

Average amount of loans and leases outstanding(1)	$371,831	$361,309	$327,388

Loan and lease loss reserve at beginning of year	3,692	6,102	5,165

Charge-Offs — Domestic Loans(2):
Commercial, financial and agricultural	(46)	(3,762)	(112)
Real Estate-construction	—	—	—
Real Estate-mortgage	—	—	(45)
Consumer	(40)	(30)	(39)
Other	—	—	—

Total Charge-Offs	(86)	(3,792)	(196)
Recoveries — Domestic Loans(2):
Commercial, financial and agricultural	46	134	44
Real Estate-construction	20	—	—
Real Estate-mortgage	16	170	188
Consumer	20	8	5

Total Recoveries	102	312	237

Net Recoveries (Net Charge-Offs)	16	(3,480)	41
Additions charged to operations	498	1,070	485

Loan and lease loss reserve — balance at end of year	$4,206	$3,692	$6,102

Ratios:
Net charge-offs during the year to average loans and leases outstanding during the year	-0.004%	0.96%	-0.01%
Loan loss reserve to total gross loans	1.03%	1.00%	1.76%
Net loan charge-offs to loan loss reserve	-0.38%	94.26%	-0.67%
Net loan charge-offs to provision for loan losses	-3.21%	325.23%	-8.45%
Loan loss reserve to non-performing loans	154.80%	159.21%	100.56%

(1)	Net of unearned discount.

(2)	We do not have any loans outstanding to borrowers in foreign countries and therefore there are no foreign loan charge-offs or recoveries to report for any of the periods presented in the table above.

     The amount of non-performing loans (which consist primarily of loans for which there have been no payments of principal or interest for more than 90 days) at December 31, 2001 was $2,717,000, or 0.7% of total loans then outstanding, compared to $2,319,000, or 0.6%, of total loans outstanding at December 31, 2000 and $6,068,000 or 1.8% of total loans outstanding at December 31, 1999. The ratio of the Loan Loss Reserve to non-performing loans was 107.05% at December 31, 2001, as compared to 115.6% and 97.32% at December 31, 2000 and 1999, respectively.

     Recoveries of previously “charged off” loans exceeded loan charge-offs by $16,000 in 2001. In 2000, loan charge-offs totaled $3,480,000, which represented ninety-six hundredths of one percent (0.96%) of average loans and leases outstanding during the year. However, but for the charge-off of the loans to the corporate borrower mentioned above, recoveries of previously charged-off loans would have exceeded loan charge-offs by $270,000 in 2000. In 1999 recoveries of previously charged off loans exceeded loan charge-offs by $41,000.

     Other Income. In 2001, other income increased by $810,000 or 17.6% as compared to 2000. The increase was primarily attributable to increases in transaction fees and service charges on deposit accounts and other banking transactions. Also contributing to the increase in other income was a one-time $72,000 gain in 2001 realized on the sale of a parcel of real property that the Bank had been using as a parking lot, but which it no longer needed. In 2000, other income increased by $83,000 or 1.8% as compared to 1999, primarily attributable to increases in transaction fees and service charges on deposit accounts and other banking transactions.

     Other Expense. Other expense (also often referred to as “non-interest expense”), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs, professional expenses, and charges that are periodically made to establish reserves for possible losses on the disposition or declines in market values of real properties acquired on or in lieu of foreclosure of defaulted loans (commonly referred to as “other real estate owned” or “OREO”).

     It has been our policy to provide a higher level of personal service to our customers than the level of services that are provided by many of our competitors, as a means of attempting to attract and retain lower cost demand and savings deposits and, thereby, to achieve a higher net interest margin than many of our competitors. For this reason our non-interest expense, as a percentage of our income, has generally been higher than that of our Peer Group of Banks.

     Non-interest expense increased by approximately $1,052,000, or 5.1%, in 2001 as compared to 2000 primarily due to increases in salaries and other employee related expenses and, to a lesser extent, higher occupancy and other expenses, that resulted from the opening of 12th branch office in late December of 2000. Also contributing to that increase was a $125,000 charge, taken during the fourth quarter of 2001, to establish a reserve for a possible loss on an anticipated sale (completed in March 2002) of an a parcel of real property acquired on foreclosure of a loan. As a result of the increase in non-interest expense, our efficiency ratio (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income, as adjusted to eliminate non-recurring expenses and income) increased to 66.4% from 62.7% in 2000. In 2000 we reduced our operating expenses by $548,000 compared to 1999, and our efficiency ratio declined to 62.7% from 67.24% in 1999.

     Income Taxes. Income taxes increased by approximately $6,000 or 0.2% in 2001 and $258,000 or 7.0% in 2000, in each case as compared to the prior year, primarily as a result of the increases in pre-tax income in those two years over each of the prior years.

     The provision that we make for income taxes is based on, among other things, the ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of December 31, 2001, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $1,975,000. Such tax benefits expire over time unless used and use of those benefits is dependent on generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration. We have made a judgment that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits, by increasing the provision we make for income taxes, which would have the effect of reducing our net income.

FINANCIAL CONDITION

     Total Assets. Our average total assets increased during 2001 by approximately $33,990,000, or 7.0%, compared to average total assets for 2000. The increase in average total assets was primarily due to and increase of $10,524,000, or 2.9%, in the average loans and leases outstanding, together with increases in the average volume of other earning assets, including a $3,607,000, or 20.7%, increase in the average volume of federal funds sold and overnight repurchase agreements, a $7,944,000, or 190.3%, increase in the average volume of time deposits held at other banks, and a $10,854,000, or 18.7%, increase in the average volume of investment securities.

     We currently anticipate that there will be modest growth in the Bank’s total assets in the year ending December 31, 2002, which is expected to result from increased lending and deposit activity generated by new marketing programs being implemented by the Bank.

     Loans. Set forth below is information regarding the average volume of our loans, by type or category of loan, for each of the years in the five year period ended December 31, 2001:

	December 31,

Types of Loans	2001	2000	1999	1998	1997

	(In Thousands)
Commercial, financial and agricultural	$35,305	$33,011	$47,620	$47,719	$22,224
Real Estate construction	11,977	14,135	15,702	18,719	9,478
Real Estate mortgage(1)	317,399	305,093	252,925	231,056	242,521
Consumer	5,641	6,177	6,422	6,898	6,190
Lease Financing(2)	951	1,443	2,835	4,086	4,395
All other (including overdrafts)	676	1,667	2,280	2,604	2,004

Subtotal:	$371,949	$361,526	$327,784	$311,082	$286,812
Less:
Unearned Discount	(116)	(217)	(396)	(616)	(746)
Reserve for loan and lease losses	(3,890)	(4,798)	(5,865)	(5,252)	(4,246)

Total	$367,943	$356,511	$321,523	$305,214	$281,820

     The maturities of our loans, as of December 31, 2001, presented by type or category of loan, is set forth below (in thousands):

	MATURING

	Within	One to Five	After Five
	One Year	Years	Years	Total

Commercial, financial and agricultural	$23,678	$11,381	$11,877	$46,936
Real Estate construction	8,511	319	7,261	16,091
Real Estate mortgage	28,909	55,891	253,969	338,769
Consumer	1,210	2,761	747	4,718
Lease Financing	23	1,305	—	1,320
All other	642	5	9	656

Total	$62,973	$71,662	$273,863	$408,498

Total fixed rate loans	21,742	57,708	223,746	303,196
Total variable rate loans	41,231	13,954	50,117	105,302

Total	$62,973	$71,662	$273,863	$408,498

     Deposits. During 2001 we conducted programs by which we were able to increase deposits to provide an additional source of funds that were used to increase loan volume as well as the volume of other earning assets. Overall, in 2001 the average volume of deposits increased by $32,998,000, or 7.6%, as compared to the average volume of deposits during 2000. Contributing to that increase was a $35,413,000, or 10.7%, increase in the volume of our core deposits, made up of demand deposits, which do not bear interest, and savings and money market deposits, on which we pay lower rates of interests than on time deposits. At the same time, during 2001, the average volume of time deposits (including those in denominations of $100,000 or more) decreased by $2,416,000, or 2.2%. As a result, our core demand, savings and money market deposits represented 76.6% of average total deposits in 2001 as compared to 74.3% in 2000, with time deposits (including those in denominations of $100,000 or more) representing 23.4% of average total deposits in 2001 as compared to 25.7% in 2000. The decreases in the volume of time deposits, together with decreases in interest rates that we paid, primarily in response to decreases in market rates of interest, resulted in an decrease in interest expense in 2001 as compared to 2000. See the discussion above under the captions “Results of Operations — Net Interest Income” and “Results of Operations — Rate Sensitivity, Net Interest Margins and Market Risk.”

     The average amounts (in thousands) of and the average rates paid on deposits in each of 2001, 2000 and 1999 are summarized below:

	2001		2000		1999

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest bearing demand deposits	$155,828	—	$142,132	—	$141,554	—
Savings Deposits(1)	201,183	1.86%	179,465	2.59%	184,122	2.35%
Time Deposits(2)	108,989	4.85%	111,405	5.71%	88,848	4.48%

Total Deposits	$466,000	1.94%	$433,002	2.54%	$414,524	2.00%

(1)	Includes NOW, Super NOW, and Money Market Deposit Accounts.

(2)	Includes time certificates of deposit in denominations greater than and less than $100,000.

     Set forth below is a maturity schedule of domestic time certificates of deposits of $100,000 or more (with amounts stated in thousands) as of December 31, 2001:

Three Months or Less	$18,470
Over Three through Six Months	8,105
Over Six through Twelve Months	9,140
Over Twelve Months	1,034

$36,749

     Liquidity Management. Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At December 31, 2001, the principal sources of liquidity consisted of $21,772,000 in cash and demand balances due from other banks and $8,475,000 of Federal funds sold, which together totaled $30,247,000. Other sources of liquidity include $59,959,000 in securities available for sale, of which approximately $2,007,000 mature within one year; $3,775,000 in securities held to maturity which mature within one year; and $13,258,000 in interest-bearing deposits at other financial institutions, which mature in 6 months or less. In addition, substantially all of the Bank’s installment loans and leases, the amount of which aggregated $5,587,000 at December 31, 2001, require regular installment payments from customers, providing us with a steady flow of cash funds.

     We also maintain a line of credit from the Federal Home Loan Bank, the amount of which was $21,000,000 as of December 31, 2001, but which we increased to $30,000,0000 during the first quarter of the current year. Borrowings under that credit line are secured by a pledge of some of our outstanding loans. We also have established loan facilities that would enable us to borrow up to $13,000,000 of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise. Finally, if necessary, we could obtain additional cash by means of sales of time certificates of deposits into the “CD” market. However, as a general rule, it has been and continues to be our policy to make use of borrowings under the credit line or loan facilities to fund short term cash requirements, before selling securities or reducing deposit balances at other banks and before selling time certificates of deposits.

     In late December of 2001 we borrowed $19,000,000 under the Federal Home Loan Bank credit line to fund increases in loans and seasonal withdrawals of demand and savings deposits which typically occur during the holiday season. We repaid those borrowings in their entirety at the end of January 2002. We expect that we will make use of that credit line and other loan facilities in future periods primarily to fund to short term cash requirements during periods of either significant loan growth or increased deposit withdrawals.

     We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and credit facilities, will be sufficient to enable us to meet increases in demand for loans and leases and increases in deposit withdrawals that might occur in the foreseeable future.

     Capital Resources. In 1998 the Board of Directors authorized an open market stock repurchase program to be funded out of earnings. Between the commencement of that program in late 1998 and its completion in May of 2001, we purchased a total of 976,588 shares of our common stock, in open market and private transactions, for an aggregate price of approximately $11,970,000. In addition, in September of 1999 our Board adopted a cash dividend policy which provides for the Company to pay quarterly cash dividends, currently $.10 per share. We declared our tenth consecutive quarterly cash dividend, pursuant to that policy, in January of 2002, which will be paid on February 28, 2002 to shareholders of record as of February 13, 2002.

     It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth. As a result, the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve these objectives. For example the retention of earnings in previous years enabled us to fund the opening of four new banking offices and extend the Bank’s market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

     We continue to evaluate and explore opportunities to expand into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets. We believe that mergers and consolidations of independent banks that have occurred have created opportunities for us to increase our market share in those areas. We have taken advantage of those opportunities within our existing market areas and have established a substantial number of new customer relationships and increased the volume of our demand, savings and money market deposit balances obtained largely from customers of the merged banks who were disaffected by the quality of services they were receiving. We also opened a branch banking office in the city of Temecula, California, in late December of 2000, which is our 12th banking office, and we believe that there are still additional expansion and growth opportunities that we will seek to take advantage of in 2002.

     Federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital (essentially, the sum of a bank’s capital stock and retained earnings, less any intangibles) to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, federal bank regulatory agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     The risk-based capital ratio is determined by weighting our assets in accordance with certain risk factors and, the higher the risk profile the assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. The Tier 1 capital and Tier 1 risk-based capital ratios of the Bank compare favorably with those of the Peer Group Banks and exceed minimum regulatory requirements.

     Additionally, the level of supervision to which a bank will be subject by federal bank regulatory authorities will depend largely on extent to which a bank meets or exceeds federally mandated leverage capital ratios. A bank that maintains a leverage capital ratio of 5% or more will generally be categorized by federal bank regulatory agencies as “well capitalized” and, therefore, as a general matter will be subject to less extensive regulatory supervision than banks with lower leverage capital ratios

     The following table compares, as of December 31, 2001, the actual capital ratios of the Bank to the capital ratios that the Bank is required to meet under applicable banking regulations:

		For Capital	To Be Categorized
	Actual	Adequacy Purposes	as Well Capitalized

Total Capital to Risk Based Assets	12.3%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	11.3%	4.0%	6.0%
Tier 1 Capital to Average Assets	9.3%	4.0%	5.0%

     Under accounting principles that address the financial reporting requirements for investments in certain equity and debt securities held by financial institutions, any unrealized gain on such securities is required to be credited to, and any unrealized losses are required to be charged against, stockholders’ equity. At December 31, 2001, we recorded valuation reserve for unrealized gains on such securities aggregating approximately $77,000.

Forward Looking Information and Uncertainties Regarding Future Performance

     Statements contained in this Annual Report that are not historical facts or that discuss our expectations or beliefs about our future financial performance (including statements concerning business or financial trends) are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Our actual financial results in future periods may differ, possibly materially, from those forecast, or identified as expected or anticipated, in this Annual Report due to a number of risks and uncertainties. In addition to the risks and uncertainties discussed above in this Section of the Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” such risks and uncertainties include, although they are not limited to, the following:

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

     Possible Adverse Changes in Local Economic Conditions. Adverse changes in local economic conditions could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) weaken the financial capability of borrowers to meet their loan obligations which, in turn, could result in increases in loan losses and require increases in reserves for possible loan losses, thereby adversely affecting earnings; and (iii) lead to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

     Possible Adverse Changes in National Economic Conditions and Federal Reserve Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets and, thereby, reduce net interest margins. As discussed above, in 2001 the Federal Reserve Board lowered market rates of interest to stimulate the national economy. Those reductions caused a decline in our net interest margins and could continue to do so in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     The table below sets forth information concerning the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2001. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

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

		Over Three	Over One
	Three	Through	Year	Over	Non-
	Months	Twelve	Through	Five	Interest
	or Less	Months	Five Years	Years	Bearing	Total

	(Dollars in Thousands)
Assets
Interest-bearing deposits in banks	$9,994	$3,264	$—	$—	$—	$13,258
Investment securities	7,863	1,329	54,315	16,236	1,179	80,922
Federal Funds Sold	8,475	—	—	—	—	8,475
Net loans	84,967	18,892	86,053	214,288	—	404,200
Noninterest-earning assets	—	—	—	—	43,286	43,286

Total assets	$111,299	$23,485	$140,368	$230,524	$44,465	$550,141

Liabilities and Stockholders’ Equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$161,837	$161,837
Interest-bearing deposits	264,719	45,273	3,546	15	—	313,553
Short-term borrowings	19,000	—	—	—	—	19,000
Long-term borrowings	—	—	—	—	—	—
Other liabilities	—	—	—	—	3,899	3,899
Stockholders’ equity	—	—	—	—	51,852	51,852

Total liabilities and stockholders equity	$283,719	$45,273	$3,546	$15	$217,588	$550,141

Interest rate sensitivity gap	$(172,420)	$(21,788)	$136,822	$230,509	$(173,123)	$—

Cumulative interest rate sensitivity gap	$(172,420)	$(194,208)	$(57,386)	$173,123	$—

     We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on our net interest income. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, our exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits.

	ESTIMATED NET	MARKET VALUE
SIMULATED	INTEREST INCOME
RATE CHANGES	SENSITIVITY	ASSETS	LIABILITIES

		(Dollars in Thousands)
+100 basis points	-5.90%	$530,875	$476,539
+300 basis points	13.80%	$513,429	$475,516
-100 basis points	4.99%	$550,681	$477,586
-300 basis points	2.55%	$573,414	$475,420

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

Board of Directors and Stockholders
Foothill Independent Bancorp and Subsidiaries
Glendora, California

We have audited the accompanying consolidated balance sheets of Foothill Independent Bancorp and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and changes in stockholders’ equity and statements of cash flows for the three years ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foothill Independent Bancorp and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and cash flows for the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ VAVRINEK, TRINE, DAY & CO., LLP

Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
January 25, 2002

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	2001	2000

	(Dollars in thousands)
ASSETS
Cash and due from banks	$21,772	$26,186
Federal funds sold	8,475	12,000

Total Cash and Cash Equivalents	30,247	38,186

Interest-bearing deposits in other financial institutions	13,258	8,005

Investment securities held-to-maturity	13,055	20,742
Investment securities available-for-sale	66,688	50,074

Total Investments	79,743	70,816

Federal Home Loan Bank stock, at cost	950	415

Loans, net of unearned income	407,078	367,310
Direct lease financing	1,328	1,164
Allowance for Loan Losses	(4,206)	(3,692)

Total Loans	404,200	364,782

Premises and equipment	6,322	7,013
Other real estate owned	2,182	2,164
Cash surrender value of life insurance	6,167	5,639
Deferred tax assets	1,975	1,801
Federal Reserve Bank stock, at cost	229	229
Accrued interest and other assets	4,868	6,775

TOTAL ASSETS	$550,141	$505,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits	$161,837	$146,868
Savings and NOW deposits	117,100	106,618
Money market deposits	100,482	74,424
Time deposits $100,000 or over	36,749	58,801
Time deposits under $100,000	59,222	67,330

Total Deposits	475,390	454,041
Accrued employee benefits	2,516	2,197
Accrued interest and other liabilities	20,383	1,324

Total Liabilities	498,289	457,562
Commitments and Contingencies — Note #18
Stockholders’ Equity
Common Stock — authorized, 25,000,000 shares $.001 par value; issued and outstanding, 5,514,363 shares in 2001 and 5,243,863 shares in 2000	6	5
Additional paid-in capital	42,892	37,754
Retained earnings	8,877	10,746
Accumulated other comprehensive income — Net unrealized gains (losses) on available for sale securities, net of taxes of $37 in 2001 and $168 in 2000	77	(242)

Total Stockholders’ Equity	51,852	48,263

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$550,141	$505,825

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

	(dollars in thousands, except per share amounts)
Interest Income
Interest and fees on loans	$31,720	$33,928	$29,209
Interest on Investment Securities
Taxable	3,313	3,733	4,454
Exempt from federal taxes	275	317	347
Interest on deposits	564	273	849
Interest on federal funds sold	808	652	520
Lease financing income exempt from federal taxes	56	80	172

Total Interest Income	36,736	38,983	35,551

Interest Expense
Interest on savings, NOW and money market deposits	3,743	4,646	4,325
Interest on time deposits over $100,000	2,225	2,695	1,530
Interest on time deposits under $100,000	3,057	3,665	2,452
Interest on borrowings	5	97	26

Total Interest Expense	9,030	11,103	8,333

Net Interest Income	27,706	27,880	27,218
Provision for Loan Losses	(498)	(1,070)	(485)

Net Interest Income after Provision for Loan Losses	27,208	26,810	26,733
Non Interest Income
Services fees	5,231	4,487	4,346
Gain on sale of SBA loans	24	31	115
Other	159	86	60

	5,414	4,604	4,521

Non Interest Expense
Salaries and employee benefits	10,454	9,579	9,984
Net occupancy expense of premises	2,488	2,229	2,131
Furniture and equipment expenses	1,550	1,544	1,647
Other expenses	7,354	7,442	7,580

	21,846	20,794	21,342

Income Before Income Taxes	10,776	10,620	9,912
Income Taxes	3,926	3,920	3,662

NET INCOME	$6,850	$6,700	$6,250

Earnings Per Share
Basic	$1.24	$1.15	$0.99

Diluted	$1.18	$1.10	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

						Accumulated
			Additional			Other
	Number of Shares	Common	Paid-in	Comprehensive	Retained	Comprehensive
	Outstanding	Stock	Capital	Income	Earnings	Income	Total

			(dollars in thousands)
Balance, January 1, 1999	5,985,242	$5	$37,015		$11,516	$(157)	$48,379
Cash dividend					(2,408)		(2,408)
Exercise of stock options	17,579		124				124
Common stock issued under employee benefit and dividend reinvestment and optional investment plans	17,035		234				234
Common stock repurchased, cancelled and retired	(247,242)				(3,460)		(3,460)
Comprehensive income:
Net income				6,250	6,250		6,250
Net unrealized holding losses on available-for-sale securities (Net of taxes of $305)				(680)		(680)	(680)

Total Comprehensive Income				$5,570

Balance, December 31, 1999	5,772,614	5	37,373		11,898	(837)	48,439
Cash dividend					(1,383)		(1,383)
Exercise of stock options	4,048		24				24
Common stock issued under employee benefit and dividend reinvestment and optional investment plans	36,079		357				357
Common stock repurchased, cancelled and retired	(568,878)				(6,469)		(6,469)
Comprehensive income:
Net income				6,700	6,700		6,700
Net unrealized holding gains on available-for-sale securities (Net of taxes of $240)				595		595	595

Total Comprehensive Income				$7,295

Balance, December 31, 2000	5,243,863	5	37,754		10,746	(242)	48,263
7% stock dividend	361,421	1	4,626		(4,627)		—
Cash paid in lieu of fractional shares					(7)		(7)
Cash dividend					(2,177)		(2,177)
Exercise of stock options	38,417		224				22
Common stock issued under employee benefit and dividend reinvestment and optional investment plans	22,130		288				288
Common stock repurchased, cancelled and retired	(151,468)				(1,908)		(1,908)
Comprehensive income:
Net income				6,850	6,850		6,850
Net unrealized holding gains on available-for-sale securities (Net of taxes of $43)				319		319	319

Total Comprehensive Income				$7,169

Balance, December 31, 2001	5,514,363	$6	$42,892		$8,877	$77	$51,852

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

	(dollars in thousands)
Cash Flows From Operating Activities
Interest and fees received	$37,238	$38,405	$35,326
Service fees and other income received	4,814	3,952	4,105
Financing revenue received under leases	56	80	172
Interest paid	(9,379)	(10,783)	(8,463)
Cash paid to suppliers and employees	(18,107)	(22,478)	(19,909)
Income taxes paid	(4,033)	(3,554)	(3,881)

Net Cash Provided By Operating Activities	10,589	5,622	7,350

Cash Flows From Investing Activities
Proceeds from maturity of held-to-maturity securities	13,806	2,140	11,563
Purchase of held-to-maturity securities	(6,116)	(193)	(6,041)
Proceeds from maturity of available-for-sale securities	3,544,927	1,815,301	2,110,841
Purchase of available-for-sale securities	(3,562,013)	(1,824,370)	(2,074,411)
Proceeds from maturity of deposits in other financial institutions	34,701	13,962	40,580
Purchase of deposits in other financial institutions	(39,954)	(14,048)	(33,456)
Net (increase) decrease in credit card and revolving credit receivables	(154)	(300)	356
Recoveries and deferred recoveries on loans previously written off	75	80	102
Net increase in loans	(39,711)	(27,557)	(53,181)
Net (increase) decrease in leases	(164)	1,177	1,363
Capital expenditures	(1,838)	(1,035)	(1,130)
Proceeds from sale of other real estate owned	—	12	1,139
Proceeds from sale of property, plant and equipment	1,094	21	30

Net Cash Used In Investing Activities	(55,347)	(34,810)	(2,245)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	21,307	56,802	(18,960)
Net increase (decrease) in short term borrowing	19,092	(8,800)	8,800
Proceeds from exercise of stock options	224	24	124
Proceeds from stock issuance	288	357	234
Principal payments on long-term debt	—	(19)	(55)
Dividends paid	(2,184)	(1,383)	(2,408)
Stock repurchased and retired	(1,908)	(6,469)	(3,460)

Net Cash Provided (Used) By Financing Activities	36,819	40,512	(15,725)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,939)	11,324	(10,620)
Cash and Cash Equivalents, Beginning of Year	38,186	26,862	37,482

Cash and Cash Equivalents, End of Year	$30,247	$38,186	$26,862

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

	(dollars in thousands)

Reconciliation of Net Income to Net Cash Provided By Operating Activities
Net Income	$6,850	$6,700	$6,250
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Depreciation and amortization	1,364	370	1,288
Provision for possible credit losses	498	1,070	485
Provision for possible OREO losses	125	42	(23)
Provision (credit) for deferred taxes	(174)	611	(26)
(Gain) loss on sale of equipment	(72)	2	3
Gain on sale of other real estate owned	—	(12)	—
(Increase) decrease in other assets	231	(104)	(59)
(Increase) decrease in interest receivable	335	(319)	(37)
(Increase) decrease in discounts and premiums	223	(179)	(16)
(Increase) decrease in prepaid expenses	1,352	(1,167)	(419)
Increase in cash surrender value of life insurance	(528)	(642)	(419)
Increase (decrease) in interest payable	(349)	320	(130)
Increase (decrease) in taxes payable	67	(245)	402
Increase (decrease) in accrued expenses and other liabilities	667	(825)	51

Total Adjustments	3,739	(1,078)	1,100

Net Cash Provided By Operating Activities	$10,589	$5,622	$7,350

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #1 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Foothill Independent Bancorp and its wholly owned subsidiaries, Foothill Independent Bank (“Bank”), Foothill BPC, Inc., and Platinum Results, Inc., collectively referred to herein as the “Company.” Intercompany balances and transactions have been eliminated.

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

On December 18, 2000, the Company formed Platinum Results, Inc., as a California corporation and data processing subsidiary of the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (See Note #5), the valuation of foreclosed real estate (See Note #7) and deferred tax assets (See Note #16).

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

Cash and Due From Banks

     Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2001.

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

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #1 — Summary of Significant Accounting Policies, Continued

Investment Securities, Continued

     Securities are considered available-for-sale if they would be sold under certain conditions, among these being changes in interest rates, fluctuations in deposit levels or loan demand, or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity. (See Note #2).

Loans and Interest on Loans

Loans are stated at unpaid principal balances, net of deferred loan fees and unearned discounts. The Bank recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and recognized as an adjustment to yield of the loan. (See Note #3).

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make all payments due according to the contractual terms of the loan agreement. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

For impairment recognized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, the entire change in the present value of expected cash flows of an impaired loan is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as reduction in the amount of provision for loan losses that otherwise would be reported. (See Note #5).

Provision for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for the current increase to the allowance for loan losses is charged to expense (See Note #5).

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

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #1 — Summary of Significant Accounting Policies, Continued

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and twenty to thirty for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. (See Note #6).

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Revenue and expenses from operations and additions to the valuation allowance are included in other expenses. (See Note #7).

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

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to the extent necessary to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits for deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods. (See Note #16).

Comprehensive Income

     Beginning in 1998, the Bank adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Bank.

Earnings Per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share and stock option amounts have been retroactively restated to give effect to all stock dividends. (See Note #17).

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #1 — Summary of Significant Accounting Policies, Continued

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Bank has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note #10).

Disclosure About Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimates or methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factor that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes (See Note #20).

Current Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective starting with fiscal years beginning after December 15, 2001. This standard establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the Accounting Principles Board Opinion (“APB”) Opinion No. 17. The standard also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. Management believes that the adoption of the statement will not have a material effect on the Company’s financial statements. Amortization expense charged to operations for 2001, 2000, and 1999 was $42,000, $42,000, and $42,000, respectively. As of December 31, 2001, goodwill is fully amortized.

Reclassifications

Certain reclassifications were made to prior years’ presentations to conform to the current year.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #2 — Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair market values at December 31, were as follows (in thousands):

     Held-To-Maturity Securities

	December 31, 2001

	Amortized	Gross Unrealized	Gross Unrealized	Fair Value
	Cost	Gains	Losses	(a)

U.S. Treasury Securities	$349	$9	$—	$358
Other Government Agency Securities	5,542	80	—	5,622
Municipal Agencies	4,853	55	—	4,908
Other Securities	2,311	—	—	2,311

Total Held-to-Maturity Securities	$13,055	$144	$—	$13,199

	December 31, 2000

	Amortized	Gross Unrealized	Gross Unrealized	Fair Value
	Cost	Gains	Losses	(a)

U.S. Treasury Securities	$999	$—	$2	$997
Other Government Agency Securities	16,379	—	51	16,328
Municipal Agencies	1,053	10	—	1,063
Other Securities	2,311	—	—	2,311

Total Held-to-Maturity Securities	$20,742	$10	$53	$20,699

     Available-For-Sale Securities

	December 31, 2001

	Amortized	Gross Unrealized	Gross Unrealized	Fair Value
	Cost	Gains	Losses	(a)

Government Agency Securities	$59,803	$358	$100	$60,061
Certificates of Participation (b)	2,765	134	—	2,899
Municipal Agencies	1,248	9	—	1,257
Repurchase Agreement	—	—	—	—
Mortgage-Back Securities	824	—	4	820
Other Securities	2,008	—	357	1,651

Total Available-for-Sale	$66,648	$501	$461	$66,688

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #2 — Investment Securities, Continued

     Available-For-Sale Securities, Continued

	December 31, 2000

	Amortized	Gross Unrealized	Gross Unrealized	Fair Value
	Cost	Gains	Losses	(a)

Government Agency Securities	$29,567	$—	$10	$29,557
Certificates of Participation (b)	3,640	137	—	3,777
Municipal Agencies	750	3	—	753
Repurchase Agreement	10,000	—	—	10,000
Mortgage-Back Securities	357	3	—	360
Other Securities	6,009	4	386	5,627

Total Available-for-Sale	$50,323	$147	$396	$50,074

(a)	The Bank’s portfolio of securities primarily consists of investment-grade securities. The fair value of actively traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.

(b)	Non-rated certificates of participation evidencing ownership interest in the California Statewide Communities Development Authority — San Joaquin County Limited Obligation Bond Trust with book values of $2,765,000 and $3,640,000 and market values of $2,899,000 and $3,777,000 at December 31, 2001 and 2000, respectively.

Proceeds from maturities of investment securities held-to-maturity during 2001, were $13,806,000. Proceeds from maturities of investment securities available-for-sale during 2001, were $3,544,927,000. There were no gains or losses recognized.

Proceeds from maturities of investment securities held-to-maturity during 2000, were $2,140,000. Proceeds from maturities of investment securities available-for-sale during 2000, were $1,815,301,000. There were no gains or losses recognized.

Securities with a book value of $11,025,000 and $13,075,000 and market value of $11,306,000 and $13,073,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost, estimated fair value and average yield of securities at December 31, 2001, by contractual maturity were as follows (in thousands):

	Held-to-Maturity Securities

Maturities Schedule of Securities	Amortized		Average
December 31, 2001	Cost	Fair Value	Yield(a)

Due in one year or less	$6,086	$6,098	5.15%
Due after one year through five years	3,016	3,128	5.00%
Due after five years	3,953	3,973	5.17%

Carried at Amortized Cost	$13,055	$13,199	5.11%

(a)	The average yield is based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #2 — Investment Securities, Continued

	Available-for-Sale Securities

Maturities Schedule of Securities	Amortized		Average
December 31, 2001	Cost	Fair Value	Yield(a)

Due in one year or less	$3,059	$3,106	6.57%
Due after one year through five years	51,014	51,299	4.95%
Due after five through ten years	9,576	9,644	5.68%
Due after ten years	2,999	2,639	6.98%

Carried at Fair Value	$66,648	$66,688	5.21%

(a)	The average yield is based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

Note #3 — Loans

The composition of the loan portfolio at December 31, 2001 and 2000, was as follows (in thousands):

	2001	2000

Commercial, financial and agricultural	$46,936	$44,269
Real Estate — construction	16,091	12,647
Real Estate — mortgage
Commercial	310,737	275,557
Residential	28,032	27,899
Loans to individuals for household, family and other personal expenditures	4,718	6,400
All other loans (including overdrafts)	656	679

	407,170	367,451
Deferred income on loans	(92)	(141)

Loans, net of deferred income	$407,078	$367,310

Nonaccruing loans totaled approximately $2,717,000 and $2,319,000 at December 31, 2001 and 2000, respectively. Interest income that would have been recognized on nonaccrual loans if they had performed in accordance with the terms of those loans was approximately $197,000, $644,000, and $819,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

At December 31, 2001 and 2000, the Bank had approximately $34,000 and $17,000 of loans that were past due 90 days or more in interest or principal but which were still accruing interest. These loans are collateralized and in the process of collection.

Note #4 — Direct Lease Financing

The Bank leases equipment to parties under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investment in direct lease financing at December 31, 2001 and 2000, consists of the following (in thousands):

	2001	2000

Lease payments receivable	$1,486	$1,236
Unearned income	(158)	(72)

	$1,328	$1,164

At December 31, 2001, the Bank had no outstanding lease commitments.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

At December 31, 2001, future minimum lease payments receivable under direct financing leases are as follows (in thousands):

Year

2002	$397
2003	631
2004	291
2005	94
2006	73

1,486
Less unearned income	(158)

$1,328

Note #5 — Allowance For Loan and Lease Losses

Transactions in the reserve for loan and lease losses are summarized as follows (in thousands):

	2001	2000	1999

Balance, Beginning of Year	$3,692	$6,102	$5,576
Recoveries on loans previously charged off	102	312	237
Provision charged to operating expense	498	1,070	485
Loans charged off	(86)	(3,792)	(196)

Balance, End of Year	$4,206	$3,692	$6,102

The Bank treats all nonaccruing loans and troubled debt restructurings as impaired loans. The allowances for loan losses related to impaired loans amounted to approximately $305,000 and $268,000 for the years ended December 31, 2001 and 2000, respectively, and those allowances are included in the above balances. The average balance of these loans amounted to approximately $2,634,000 and $5,770,000 for the years ended December 31, 2001 and 2000, respectively. During 2001, cash receipts totaling approximately $981,000 were applied to reduce the principal balances of, and approximately $366,000 of interest income was recognized on, impaired loans. During 2000, cash receipts totaling approximately $52,000 were applied to reduce the principal balances of, but no interest income was recognized on, impaired loans.

Note #6 — Bank Premises and Equipment

Major classifications of bank premises and equipment are summarized as follows (in thousands):

	2001	2000

Buildings	$2,424	$2,424
Furniture and equipment	9,942	8,742
Leasehold improvements	3,579	3,424

	15,945	14,590
Less: Accumulated depreciation and amortization	(9,998)	(8,807)

	5,947	5,783
Land	375	1,230

Total	$6,322	$7,013

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #6 — Bank Premises and Equipment, Continued

The Bank leases land and buildings under noncancelable operating leases expiring at various dates through 2014. The following is a schedule of future minimum lease payments based upon obligations at year-end (in thousands):

Year

2002	$1,326
2003	1,323
2004	1,319
2005	1,122
2006	854
Thereafter	3,101

Total	$9,045

Total rental expense for the three years ended December 31, 2001, 2000, and 1999, was $1,329,000, $1,269,000, and $1,246,000, respectively.

Note #7 — Other Real Estate Owned

Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, 2001 and 2000, were as follows (in thousands):

	2001	2000

Balance, Beginning of Year	$2,164	$1,714
Additions	143	1,038
Valuation adjustments and other reductions	(125)	(588)

Balance, End of Year	$2,182	$2,164

The balances at December 31, 2001 and 2000 are shown net of reserves of $125,000 and $0, respectively.

Transactions in the reserve for other real estate owned are summarized for December 31, 2001 and 2000 as follows (in thousands):

	2001	2000

Balance, Beginning of Year	$—	$387
Provision charged to other expense	125	42
Charge-offs and other reductions	—	(429)

Balance, End of Year	$125	$—

Note #8 — Deposits

At December 31, 2001, the scheduled maturities of time deposits are as follows (in thousands):

Year

2002	$92,414
2003	2,945
2004	524
2005	72
2006	5
Thereafter	11

Total	$95,971

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #9 — Short-Term Borrowings

In 2001, other liabilities included a short term borrowing of $19,000,000 at a fixed rate representing an advance from the Federal Home Loan Bank of San Francisco with a due date of January 28, 2002, and interest payable at 1.92%. This advance was repaid on January 28, 2002.

Note #10 — Stock Option Plan

The Company maintains an employee incentive and nonqualified stock option plan which was approved by its stockholders in 1993 (the “1993 Option Plan”). The Company applies APB Opinion No. 25 and related interpretations in accounting with respect to this Option Plan. Accordingly, no compensation cost has been recognized with respect to options granted under the 1993 Option Plan.

The 1993 Option Plan provides for the issuance of up to an aggregate of 1,147,041 shares of the Company Common Stock (which number gives retroactive effect to stock dividends issued prior to December 31, 2001). Options to purchase those shares may be granted to officers, key employees and directors of the Company and its subsidiaries, including the Bank, at prices not less than the fair market value of such shares at dates of grant. Options granted expire within a period of not more than ten years from the dates on which the options are granted.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999, respectively: risk-free rates of 4.37%, 5.08%, and 4.67%, dividend yields of 3%, 2%, and 2%, expected life of five years; and volatility of 31%, 33%, and 34%.

Information with respect to the number of shares of Common Stock that were subject to options that were granted or exercised, and those that expired without exercise, under the 1993 Option Plan during December 31, 2001, 2000 and 1999, the weighted exercise prices thereof, and the number of shares subject to exercisable options at the end of each of those years, is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, Beginning of Year	906,179	$8.61	844,331	$8.49	811,981	$7.93
Granted	40,125	12.02	86,670	10.17	69,229	12.26
Exercised	(89,458)	(7.00)	(4,331)	6.00	(18,810)	(6.59)
Forfeited	(12,209)	(12.38)	(20,491)	13.29	(18,069)	(13.04)

Outstanding, End of Year	844,637	8.50	906,179	9.21	844,331	8.26

Options exercisable at year end	777,835	$8.34	828,080	$8.04	768,139	$7.73
Weighted average fair value of options granted during the year	$3.05		$3.38		$4.36

The following table summarizes information about fixed stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price

$4.87 to $6.37	341,500	3.20	$5.58	336,531	$5.58
$8.50 to $10.98	288,340	6.06	8.84	264,631	8.80
$11.13 to $13.09	156,885	7.35	11.87	119,297	11.83
$14.18 to $16.36	57,912	6.50	15.08	57,376	15.08

$4.87 to $16.36	844,637			777,835

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #10 — Stock Option Plan, Continued

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Bank’s net income would have been reduced to the following pro forma amounts (in thousands, except per share data):

	2001	2000	1999

Net income:
As reported	$6,850	$6,700	$6,250
Pro forma	6,696	6,470	6,005
Per share data:
Net income — Basic
As reported	$1.24	$1.15	$0.99
Pro forma	$1.21	$1.11	$0.95
Net income — diluted
As reported	$1.18	$1.10	$0.93
Pro forma	$1.15	$1.08	$0.90

Note #11 — Defined Contribution Plan (401K)

The Company sponsors a defined contribution pension plan that covers all employees with 1,000 or more hours worked in a year. Contributions to the plan are based on the employee’s gross salary less the IRS Section 125 flex plan. For the years ending December 31, 2001, 2000, and 1999, the amount of the Company contributions amounted to approximately $248,000, $272,000, and $259,000, respectively.

Note #12 — Deferred Compensation

The Bank maintained a nonqualified, unfunded deferred compensation plan for certain key management personnel whereby they may defer compensation which will then provide for certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement. The plan provides for reduced benefits upon early retirement, disability, or termination of employment. The deferred compensation expense for 2001 was $378,000 ($223,020 net of income taxes), 2000 was $324,000 ($190,836 net of income taxes), and 1999 was $324,000 ($190,836 net of income taxes).

Note #13 — Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Commissioner of Financial Institutions, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates of the Company amounting to more than 20% of its contributed capital and retained earnings. At December 31, 2001, the maximum combined amount of funds that were available from these two sources was approximately $14,210,000 or 27% consolidated stockholders’ equity.

Note #14 — Stock Dividend

On April 17, 2001, the Board of Directors declared a 7% stock dividend payable on May 29, 2001, to stockholders of record on May 4, 2001. As a result, the Bank distributed 361,421 shares of common stock and the common stock and additional paid-in capital were increased and retained earnings was decreased by $4,627,000. All references in the accompanying financial statements to the number of common shares and per share amounts for all years presented have been restated to reflect the stock dividend.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #15 — Other Expenses

The following is a breakdown of other expenses for the years ended December 31, 2001, 2000, and 1999 (amounts in thousands):

	2001	2000	1999

Data processing	$1,248	$1,077	$970
Marketing expenses	1,086	940	1,109
Office supplies, postage and telephone	1,086	1,071	1,136
Bank insurance	448	492	562
Supervisory assessments	127	126	94
Professional fees	1,287	1,334	1,742
Operating losses	151	66	71
OREO expenses	197	39	140
Other	1,724	2,297	1,756

Total	$7,354	$7,442	$7,580

Note #16 — Income Taxes

The provisions for income taxes consist of the following (amounts in thousands):

	2001	2000	1999

Tax provision applicable to income before income taxes	$3,926	$3,920	$3,662

Federal Income Tax
Current	3,048	2,469	2,621
Deferred	(174)	282	(49)
State Franchise Tax
Current	1,095	1,080	1,067
Deferred	(43)	89	23

Total	$3,926	$3,920	$3,662

The following is a summary of the components of the deferred tax assets accounts recognized in the accompanying statements of financial condition as of December 31 (amounts in thousands):

	2001	2000	1999

Deferred Tax Assets
Allowance for loan losses due to tax limitations	$1,137	$909	$1,709
Deferred compensation plan	1,050	1,026	863
Allowance for other real estate owned	129	47	38
Other assets and liabilities	80	338	184
Net unrealized loss on available-for-sale securities	—	6	246

Total Deferred Tax Assets	2,396	2,326	3,040
Deferred Tax Liabilities
Premises and equipment due to depreciation difference	(384)	(525)	(628)
Net unrealized appreciation on available-for-sale securities	(37)	—	—

Net Deferred Tax Assets	$1,975	$1,801	$2,412

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #16 — Income Taxes, Continued

As a result of the following items, the total tax expenses for 2001, 2000, and 1999, were less than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes (dollars in thousands):

	2001		2000		1999

		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal rate	$3,664	34.0	$3,611	34.0	$3,370	34.0
Changes due to State income tax, net of Federal tax benefit	765	7.1	754	7.1	704	7.1
Exempt income	(288)	(2.7)	(517)	(4.9)	(438)	(4.5)
Other, net	(215)	(2.0)	72	0.7	26	0.3

Total	$3,926	36.4	$3,920	36.9	$3,662	36.9

Note #17 — Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”). All amounts in the table are in thousands. Shares have been retroactively restated to give effect to all stock dividends.

	2001		2000		1999

	Income	Shares	Income	Shares	Income	Shares

Net income as reported	$6,850		$6,700		$6,250
Shares outstanding at year end	—	5,514	—	5,610	—	6,177
Impact of weighting shares purchased during the year	—	17	—	204	—	121

Used in Basic EPS	6,850	5,531	6,700	5,814	6,250	6,298
Dilutive effect of outstanding stock options	—	291	—	202	—	389

Used in Dilutive EPS	$6,850	5,822	$6,700	6,016	$6,250	6,687

Note #18 — Commitments and Contingencies

The Bank is involved in various litigation that has arisen in the ordinary course of its business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company’s financial statements.

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby commercial letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2001 and 2000, the Bank had commitments to extend credit of $52,368,000 and $48,304,000, respectively, and obligations under standby letters of credit of $1,373,000 and $924,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #18 — Commitments and Contingencies

The Bank has a line of credit with the Federal Home Loan Bank of San Francisco for $21 million. The Bank has pledged approximately $42 million in loans to secure the line.

Note #19 — Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Under applicable law and government regulations, a failure by the Company or the Bank to meet certain minimum capital requirements would result in the imposition of operational restrictions and other requirements and the possible initiation of additional discretionary actions by government regulatory agencies that could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital requirements that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The most recent notification from the federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) and ratios of total capital and Tier 1 capital and to risk-weighted assets (as defined), and to average assets (as defined). The following table compares, as of December 31, 2001 and December 31, 2000, the total capital and Tier 1 capital of the Company (on a consolidated basis), and that of the Bank, to the capital requirements imposed by government regulations (with amounts stated in thousands):

FOOTHILL INDEPENDENT BANCORP

			Capital Needed

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001:
Total capital to risk-weighted assets	$55,752	12.4%	$35,971	8.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	51,546	11.5%	17,985	4.0%	N/A	N/A
Tier 1 capital to average assets	51,546	9.4%	20,786	4.0%	N/A	N/A
As of December 31, 2000:
Total capital to risk-weighted assets	$51,783	12.6%	$32,767	8.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	48,091	11.7%	16,383	4.0%	N/A	N/A
Tier 1 capital to average assets	48,091	9.5%	20,290	4.0%	N/A	N/A

FOOTHILL INDEPENDENT BANK

			Capital Needed

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001:
Total capital to risk-weighted assets	$55,051	12.3%	$35,875	8.0%	$44,843	10.0%
Tier 1 capital to risk-weighted assets	50,846	11.3%	17,937	4.0%	26,906	6.0%
Tier 1 capital to average assets	50,846	9.3%	21,774	4.0%	27,217	5.0%
As of December 31, 2000:
Total capital to risk-weighted assets	$51,658	12.6%	$32,763	8.0%	$40,954	10.0%
Tier 1 capital to risk-weighted assets	47,966	11.7%	16,382	4.0%	24,572	6.0%
Tier 1 capital to average assets	47,966	9.5%	20,168	4.0%	25,210	5.0%

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #20 — Fair Value of Financial Instruments

The table below presents the carrying amounts and fair values of financial instruments at December 31, 2001 and 2000 (with dollars in thousands). FASB Statement 107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point-in-time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holding of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, future expected loss experience and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore can not be determined with precision. Changes and assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of financial instruments:

•	Investment Securities

          For U.S. Treasury and U.S. Government Agency securities, fair values are based on market prices. For other investment securities, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities as the basis for a pricing matrix.

•	Loans

          The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received from the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

•	Deposits

          The fair value of demand deposits, money market deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at December 31, 2001, and December 31, 2000. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

•	Short-Term Borrowings

          Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

	December 31, 2001		December 31, 2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and cash equivalents	$30,247	$30,247	$38,186	$38,186
Investment securities and deposits	93,001	92,020	79,465	77,088
Loans	407,170	412,127	367,451	357,448
Direct lease financing	1,328	1,328	1,164	1,158
Cash surrender value	6,167	6,167	5,639	5,639
Financial Liabilities
Deposits	475,390	475,877	454,041	454,278
Short-Term borrowings	19,000	19,000	—	—
Unrecognized Financial Instruments
Commitments to extend credit	52,368	524	48,304	483
Standby letters of credit	1,373	14	924	9

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #21 — Condensed Financial Information of Foothill Independent Bancorp (Parent Company)

Balance Sheets

	2001	2000	1999

	(dollars in thousands)
Assets
Cash	$122	$198	$704
Investment in subsidiaries	51,361	47,975	47,785
Accounts receivable	213	174	317
Other receivables	172	—	—
Excess of cost over net assets of company acquired (net)	—	42	85
Prepaid expenses	76	19	11

Total Assets	$51,944	$48,408	$48,902

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$92	$145	$—
Dividends payable	—	—	463

	92	145	463

Stockholders’ Equity
Common stock	6	5	5
Additional paid-in capital	42,892	37,754	37,373
Retained earnings	8,954	10,504	11,061

Total Stockholders’ Equity	51,852	48,263	48,439

Total Liabilities and Stockholders Equity	$51,944	$48,408	$48,902

Statements of Income
Income
Equity in undistributed income of subsidiaries	$7,197	$6,992	$6,739
Expense
Amortization and other expenses	560	467	806

Total Operating Income	6,637	6,525	5,933
Tax benefit of parent’s operating expenses	213	175	317

Net Income	$6,850	$6,700	$6,250

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #21 — Condensed Financial Information of Foothill Independent Bancorp (Parent Company), Cont’d

Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(dollars in thousands)
Cash Flows From Operating Activities
Cash received for tax benefit from Foothill Independent Bank	$175	$317	$413
Cash paid for operating expenses	(629)	(286)	(770)

Net Cash Provided (Used) By Operating Activities	(454)	31	(357)

Cash Flows From Investing Activities
(Purchase)redemption of deposits in other financial institutions	—	—	97
Capital contributed to subsidiary	(150)	—	—

Net Cash Provided (Used) By Investing Activities	(150)	—	97

Cash Flows From Financing Activities
Dividends paid	(2,184)	(1,846)	(1,945)
Dividends received from Foothill Independent Bank	4,280	7,397	5,750
Proceeds from stock purchased	288	357	234
Proceeds from exercise of stock options	52	24	124
Capital stock repurchased	(1,908)	(6,469)	(3,460)

Net Cash Provided (Used) By Financing Activities	528	(537)	703

Net Increase(Decrease) in Cash	(76)	(506)	443
Cash, Beginning of Year	198	704	261

Cash, End of Year	$122	$198	$704

Reconciliation of Net Increase to Net Cash Provided by Operating Activities
Net Income	$6,850	$6,700	$6,250

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization	42	43	42
Undistributed earnings of subsidiaries	(7,197)	(6,992)	(6,739)
(Increase) Decrease in accounts receivable	(39)	143	96
Increase in prepaid expenses	(57)	(8)	(6)
Increase (Decrease) in accounts payable	(53)	145	—

Total Adjustments	(7,304)	(6,669)	(6,607)

Net Cash Provided (Used) by Operating Activities	$(454)	$31	$(357)

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

Note #22 — Summary of Quarterly Financial Information (Unaudited)

The following quarterly financial information for the Company and its subsidiaries for the two years ended December 31, 2001 and 2000, is summarized below:

	2001

	First	Second	Third	Fourth

	(dollars in thousands, except per share amounts)
Summary of Operations
Interest income	$9,575	$8,946	$9,060	$9,155
Interest expense	2,929	2,372	2,061	1,668
Net interest income	6,646	6,574	6,999	7,487
Provision for loan losses	125	100	—	273
Net interest income after provision for loan losses	6,521	6,474	6,999	7,214
Other income	1,318	1,347	1,338	1,411
Other expense	5,217	5,228	5,470	5,931
Income before taxes	2,622	2,593	2,867	2,694
Applicable income taxes	964	945	1,039	978

Net Income	$1,658	$1,648	$1,828	$1,716

Earnings Per Share — Basic	$0.30	$0.30	$0.33	$0.31

Earnings Per Share — Diluted	$0.29	$0.28	$0.32	$0.29

	2000

	First	Second	Third	Fourth

	(dollars in thousands, except per share amounts)
Summary of Operations
Interest income	$9,544	$9,488	$9,839	$10,112
Interest expense	2,380	2,716	2,920	3,087
Net interest income	7,164	6,772	6,919	7,025
Provision for loan losses	250	455	190	175
Net interest income after provision for loan losses	6,914	6,317	6,729	6,850
Other income	1,030	1,172	1,193	1,209
Other expense	5,404	4,910	5,152	5,328
Income before taxes	2,540	2,579	2,770	2,731
Applicable income taxes	938	953	1,023	1,006

Net Income	$1,602	$1,626	$1,747	$1,725

Earnings Per Share — Basic	$0.26	$0.28	$0.31	$0.30

Earnings Per Share — Diluted	$0.24	$0.27	$0.30	$0.29

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for information regarding our executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement, for the Company’s 2002 annual meeting of shareholders, to be filed with the Commission on or before April 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 30, 2002 for the Company’s 2002 annual shareholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 30, 2002 for the Company’s 2002 annual shareholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 30, 2002 for the Company’s 2002 annual shareholders’ meeting.

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

          None

POWER OF ATTORNEY

     Each person whose signature appears below hereby authorizes George E. Langley, Donna L. Miltenberger and Carol Ann Graf, and each of them individually, as attorney-in-fact, to sign in his or her behalf and in each capacity stated below, and to file, all amendments and/or supplements to this Annual Report on form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March 2002.

FOOTHILL INDEPENDENT BANCORP

By:	/s/ GEORGE E. LANGLEY

George E. Langley, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the registrant in the capacities indicated on March 19, 2002.

/s/ GEORGE E. LANGLEY George E. Langley	President, Chief Executive Officer (Principal Executive Officer) and Director

/s/ CAROL ANN GRAF Carol Ann Graf	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DONNA L. MILTENBERGER Donna L. Miltenberger	Executive Vice President and Director

/s/ WILLIAM V. LANDECENA William V. Landecena	Chairman of the Board of Directors

/s/ RICHARD GALICH Richard Galich	Director

/s/ O. L. MESTAD O. L. Mestad	Director

/s/ GEORGE SELLERS George Sellers	Director

/s/ MAX E. WILLIAMS Max E. Williams	Director

S-1

EXHIBIT INDEX

Exhibit No	Description of Exhibit

2.1*	Agreement and Plan of Merger dated May 4, 2000 between Foothill Independent Bancorp, Inc(“Foothill Delaware”) and Foothill Independent Bancorp (“Foothill California”) pursuant to which the Company’s state of incorporation was changed from California to Delaware.
2.28*	Certificate of Merger filed with the Delaware Secretary of State on July 18, 2000 effectuating the reincorporation of the Company in Delaware.
3.1*	Certificate of Incorporation of the Company as filed in Delaware.
3.2*	Bylaws of the Company, as in effect under Delaware Law.
4.1*	Rights Agreement between the Company and ChaseMellon Shareholder Services setting forth the rights of the holders of Rights to Purchase Common Stock of the Company.
4.2	Amendment dated February 13, 2002 to Rights Agreement to appoint Registrar and Transfer Company as the successor Rights Agent to ChaseMellon Shareholder Services LLC
21	Subsidiaries of the Company.
23.1	Consent of Independent Public Accountants.

*	These Exhibits are incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2000.

E-1