Form 10-Q
period 2002-03-31
FOOTHILL INDEPENDENT BANCORP
filed 2002-05-14
CIK 718903

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                      to

Commission file number 0-11337

Foothill Independent Bancorp
Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3815805 (I.R.S. Employer Identification Number)

510 South Grand Avenue, Glendora, California	91741
(Address of principal executive offices)	(Zip Code)

(626) 963-8551 or (909) 599-9351
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal
year, if changed, since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

A total of 5,524,148 shares of Common Stock were outstanding on May 10, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2002	December 31, 2001
ASSETS

Cash and due from banks	$28,479	$21,772
Federal funds sold	35,500	8,475

Total Cash and Cash Equivalents	63,979	30,247

Interest-bearing deposits in other financial institutions	4,947	13,258

Investment Securities Held-To-Maturity (approximate market value $9,545 in 2002 and $13,199 in 2001
U.S. Treasury	349	349
U.S. Government Agencies	1,942	5,542
Municipal Agencies	4,853	4,853
Other Securities	2,311	2,311

Total Investment Securities Held-To-Maturity	9,455	13,055

Investment Securities Available-For-Sale	62,615	66,688

Loans, net of unearned discount and prepaid points and fees	402,603	407,078
Direct lease financing	1,234	1,328
Less reserve for possible loan and lease losses	(4,296)	(4,206)

Total Loans & Leases, net	399,541	404,200

Bank premises and equipment	6,115	6,322
Accrued interest	2,668	2,912
Other real estate owned, net of allowance for possible losses of $0 in 2002 and $125 in 2001	1,342	2,182
Cash surrender value of life insurance	6,309	6,167
Prepaid expenses	827	1,433
Deferred tax asset	2,091	1,975
Federal Home Loan Bank stock, at cost	957	950
Federal Reserve Bank stock, at cost	229	229
Other assets	471	523

TOTAL ASSETS	$561,546	$550,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand deposits	$174,772	$161,837
Savings and NOW deposits	124,696	117,100
Money market deposits	113,915	100,482
Time deposits in denominations of $100,000 or more	35,298	36,749
Other time deposits	56,228	59,222

Total deposits	504,909	475,390

Accrued employee benefits	2,483	2,516
Accrued interest and other liabilities	1,177	1,291
Short-term debt	34	19,092

Total Liabilities	508,603	498,289

Stockholders’ Equity
Capital stock—authorized: 25,000,000 shares $.001 par value; issued and outstanding5,522,682 shares at March 31, 2002 and 5,514,363 at December 31, 2001	6	6
Additional Paid-in Capital	42,995	42,892
Retained Earnings	10,208	8,877
Accumulated Other Comprehensive Income	(266)	77

Total Stockholders’ Equity	52,943	51,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$561,546	$550,141

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2002	2001
INTEREST INCOME
Interest and fees on loans	$7,612	$8,227
Interest on investment securities
U.S. Treasury	4	13
Obligations of other U.S. government agencies	689	601
Municipal agencies	104	69
Other securities	74	283
Interest on deposits	58	125
Interest on Federal funds sold	65	245
Lease financing income	16	12

Total Interest Income	8,622	9,575

INTEREST EXPENSE
Interest on savings & NOW deposits	183	404
Interest on money market deposits	476	711
Interest on time deposits in denominations of $100,000 or more	270	830
Interest on other time deposits	430	984
Interest on borrowings	25	—
Total Interest Expense	1,384	2,929

Net Interest Income	7,238	6,646

PROVISION FOR LOAN AND LEASE LOSSES	100	125

Net Interest Income After Provisions for Loan and Lease Losses	7,138	6,521

OTHER INCOME
Fees and service charges	1,246	1,240
Gain on sale SBA loans	1	1
Other	99	77

Total Other Income	1,346	1,318

OTHER EXPENSES
Salaries and benefits	2,772	2,422
Occupancy expenses, net of revenue of $49 in 2002 and $58 in 2001	618	596
Furniture and equipment expenses	391	398
Other expenses (Note 2)	1,746	1,801

Total Other Expenses	5,527	5,217

INCOME BEFORE INCOME TAXES	2,957	2,622
PROVISION FOR INCOME TAXES	1,075	964

NET INCOME	$1,882	$1,658

EARNINGS PER SHARE OF COMMON STOCK
Basic	$0.34	$0.30

Diluted (Note 3)	$0.32	$0.29

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	NUMBER OF SHARES OUTSTANDING	CAPITAL STOCK	ADDITIONAL PAID-IN CAPITAL	COMPREHENSIVE INCOME	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
BALANCE, January 1, 2001	5,243,863	$5	$37,754		$10,746	$(242)	$48,263
Cash dividend					(523)		(523)
Exercise of stock options	29,905	—	—
Common stock issued under employee benefit and dividend reinvestment plans	5,367	—	66				66
Common stock repurchased, cancelled and retired	(59,867)				(733)		(733)
Comprehensive Income Net Income				1,658	1,658		1,658
Unrealized security holding losses (Net of taxes $48)				127		127	127

Total Comprehensive Income				$1,785

BALANCE, March 31, 2001	5,219,268	$5	$37,820		$11,148	$(115)	$48,858

BALANCE, January 1, 2002	5,514,363	6	42,892		8,877	77	51,852
Cash Dividend					(551)		(551)
Exercise of stock options	1,200	—	7				7
Common stock issued under employee benefit and dividend reinvestment plans	7,119	—	96				96
Comprehensive Income Net Income				1,882	1,882		1,882
Unrealized security holding gains (Net of taxes ($170))				(343)		(343)	(343)

Total Comprehensive Income				$1,539

BALANCE, March 31, 2002	5,522,682	$6	$42,995		$10,208	$(266)	$52,943

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	2002	2001
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
Interest and fees received	$8,899	$10,271
Service fees and other income received	1,205	1,151
Financing revenue received under leases	16	12
Interest paid	(1,427)	(2,821)
Cash paid to suppliers and employees	(5,210)	(4,117)
Income taxes paid	(494)	(965)

Net Cash Provided (Used) by Operating Activities	2,989	3,531

Cash Flows From Investing Activities:
Proceeds from maturity of investment securities (AFS)	566,564	845,263
Purchase of investment securities (AFS)	(563,014)	(835,973)
Proceeds from maturity of investment securities (HTM)	3,600	3,800
Purchase of investment securities (HTM)	(46)	(1,946)
Proceeds from maturity of deposits in other financial institutions	10,787	6,222
Purchase of deposits in other financial institutions	(2,476)	(7,813)
Net (increase) decrease in credit card and revolving credit receivables	194	92
Recoveries on loans previously written off	7	27
Net (increase) decrease in loans	4,287	(72)
Net (increase) decrease in leases	94	393
Proceeds from property, plant & equipment	—	1,081
Capital expenditures	(157)	(584)
Proceeds from sale of other real estate owned	842	—

Net Cash Provided (Used) in Investing Activities	20,682	10,490

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits, NOW accounts, savings accounts, and money market deposits	33,954	10,133
Net increase (decrease) in certificates of deposit with maturities of three months or less	(1,194)	17,077
Net increase (decrease) in certificates of deposit with maturities of more than three months	(3,251)	(21,091)
Net increase (decrease) in short term borrowing	(19,000)	—
Proceeds from exercise of stock options	7	—
Proceeds from stock issued under employee benefit and dividend reinvestment plans	96	66
Stock repurchased and retired	—	(733)
Principal payment on long term debt	—	—
Dividends paid	(551)	(523)

Net Cash Provided by Financing Activities	10,061	4,929

Net Increase (Decrease) in Cash and Cash Equivalents	33,732	18,950

Cash and Cash Equivalents at Beginning of Year	30,247	38,186

Cash and Cash Equivalents at March 31, 2002 & 2001	$63,979	$57,136

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

	2002	2001
Net Income	$1,882	$1,658
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	361	344
Provision for possible credit losses	100	125
(Gain)/loss on sale of equipment	2	(72)
(Benefit) Provision for deferred taxes	(116)	49
Increase/(decrease) in taxes payable	697	(50)
Decrease in other assets	24	207
Decrease in interest receivable	244	578
Increase/(decrease) in discounts and premiums	49	130
Increase/(decrease) in interest payable	(43)	108
(Increase) in prepaid expenses	606	923
Increase/(decrease) in accrued expenses and other liabilities	(674)	(374)
Gain on sale of other real estate owned	(1)	—
Increase in cash surrender value of life insurance	(142)	$(95)

Total Adjustments	1,107	$1,873

Net Cash Provided by Operating Activities	$2,989	$3,531

See accompanying notes to financial statements

DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands)

MARCH 31, 2002 AND 2001

NOTE #1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, changes in stockholders’ equity and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2002. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

NOTE #2—OTHER EXPENSES

The following is a breakdown of other expenses for the three month period ended March 31, 2002 & 2001.

	Three Months Ended March 31,
	2002	2001
Data processing	$351	$298
Marketing expenses	241	264
Office supplies, postage and telephone	276	208
Bank Insurance	138	122
Supervisory Assessments	32	27
Professional Expenses	247	406
Other Expenses	461	476

Total Other Expenses	$1,746	$1,801

NOTE #3—EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

	Three Months Ended March 31,
	2002		2001
	Income	Shares	Income	Shares
Net income as reported	$1,882		$1,658
Shares outstanding at period end		5,523		5,584
Impact of weighting shares purchased during the period		(6)		11

Used in Basic EPS	1,882	5,517	1,658	5,595
Dilutive effect of outstanding stock options		307		245

Used in Dilutive EPS	$1,882	5,824	$1,658	5,840

Notes to Consolidated Financial Statements (Continued)

NOTE #4—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of financial instruments for both assets and liabilities are estimated based on Accounting Standards Board Statement 107.

The following methods and assumptions were used to estimate the fair values of financial instruments.

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at March 31, 2002. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Notes Payable

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Extend Credit and Standby Letter of Credit

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at March 31, 2002.

The fair value of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at March 31, 2002.

Notes to Consolidated Financial Statements (Continued)

NOTE #4—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair value of the Bank’s financial instruments are as follows:

	March 31, 2002
	Carrying Amount	Fair Value
	(dollars in thousands)
Financial Assets
Cash and cash equivalents	$63,979	$63,979
Investment securities and deposits	77,017	75,975
Loans	403,923	406,988
Direct lease financing	1,234	1,237
Cash surrender value of life insurance	6,309	6,309
Financial Liabilities
Deposits	504,909	505,407
Short term debt	34	34
Long term debt	0	0
Unrecognized Financial Instruments
Commitments to extend credit	61,265	613
Standby letters of credit	1,460	15

NOTE #5—NON-PERFORMING LOANS

The following table sets forth information regarding the Bank’s non-performing loans at March 31, 2002 and December 31, 2001.

	March 31, 2002	December 31, 2001
	(dollars in thousands)
Accruing Loans More Than 90 Days Past Due (1)
Aggregate Loan Amounts
Commercial, financial and agricultural	5	34
Real Estate	—	—
Installment loans to individuals	—	—
Aggregate Leases	—	—

Total Loans Past Due More Than 90 Days	5	34
Troubled Debt Restructurings (2)	1,085	1,178
Non-accrual loans (3)	2,703	2,717

Total Non-Performing Loans	3,793	3,929

(1)
Reflects loans for which there has been no payment of interest and/or principal for 90 days of more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when the Bank has reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.
(3)	There were 6 loans on non-accrual status totaling approximately $2,703,000 at March 31, 2002 and 6 loans totaling approximately $2,717,000 at December 31, 2001.

Notes to Consolidated Financial Statements (Continued)

NOTE #5—NON-PERFORMING LOANS (Continued)

Management regularly reviews the loan portfolio to identify problem loans. In addition, as an integral part of its review process of the Bank, the Federal Reserve Board (the “FRB”) and the California Department of Financial Institutions (the “DFI”) also identifies and classifies problem credits. There are three classifications for problem loans: “substandard”, “doubtful”, and “loss”. Substandard loans have one defined weakness and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable. A loan classified as “loss” is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted.

Another category designated “special mention” is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but do possess credit deficiencies or potential weaknesses deserving management’s close attention.

As of March 31, 2002, the Bank’s classified loans consisted of approximately $6,508,000 of loans classified as substandard. There were no loans classified as doubtful. The Bank’s $6,508,000 of loans classified as substandard consisted of approximately $3,805,000 of performing and accruing loans and approximately $2,703,000 of non-accrual loans.

NOTE # 6—RESERVE FOR LOAN AND LEASE LOSSES

The reserve for loan and lease losses is a general reserve established to absorb potential losses inherent in the entire portfolio. The level of and ratio of additions to the reserve are based on a analyses conducted of the loan and lease portfolio and, at March 31, 2002, reflected an amount which, in management’s judgement, was adequate to provide for potential loan losses. In evaluating the adequacy of the reserve, management considers a number of factors, including the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the FRB and the DFI, as an integral part of their examination process, periodically review the Bank’s allowance for possible loan and lease losses. Those agencies may require the Bank to recognize additions to the allowance based upon their evaluation of the information available to them at the time of their examinations. The Bank was most recently examined by the FRB as of December 31, 2001.

The reserve for loan and lease losses at March 31, 2002, was $4,296,000 or 1.06% of total loans and leases. Additions to the reserve are made through the provision for loan losses which is an operating expense of the Company.

Notes to Consolidated Financial Statements (Continued)

NOTE # 6—RESERVE FOR LOAN AND LEASE LOSSES (Continued)

The following table provides certain information with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity.

	March 31, 2002	December 31, 2001
	(Dollars in Thousands)
Allowance for Loan Losses	$4,206	$3,692

Balance, Beginning of period
Charge-Offs
Commercial, financial and agricultural	—	(46)
Real estate – construction	(20)	—
Real estate – mortgage	—	—
Consumer loans	(1)	(40)
Lease Financing	—	—
Other	—	—

Total Charge-Offs	(21)	(86)

Recoveries
Commercial, financial and agricultural	11	46
Real estate—construction	—	20
Real estate—mortgage	—	16
Consumer loans	—	20
Lease Financing	—	—
Other	—	—

Total Recoveries	11	102

Net Recoveries (Charge-Offs)	(10)	16
Provision Charged to Operations	100	498

Balance, End of period	$4,296	$4,206

Net Charge-Offs During the Period to Average
Loans Outstanding During the Period Ended	0.002%	-0.004%

Allowance for Loan Losses to Total Loans	1.06%	1.030%

In accordance with SFAS No. 114 (as amended by SFAS No. 118), “Accounting by Creditors for Impairment of a Loan”, loans identified as “impaired” are measured on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures of the Bank.

Notes to Consolidated Financial Statements (Continued)

NOTE # 7—MARKET RISK

The Company’s management utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits which specify maximum tolerance level for net interest income exposure over a one year horizon assuming no balance sheet growth, given both a 100 and 300 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

The Company does not engage in any hedging activities and does not have any derivative securities in its portfolio.

The following reflects the Company’s net interest income sensitivity analysis as of March 31, 2002:

SIMULATED RATE CHANGES	ESTIMATED NET INTEREST INCOME SENSITIVITY	(Dollars in Thousands) MARKET VALUE
		ASSETS	LIABILITIES
+100 basis points	–5.35%	$559,955	$506,311
+300 basis points	–11.54%	$543,081	$505,330
–100 basis points	4.22%	$579,004	$507,316
–300 basis points	0.51%	$600,680	$508,300

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Report contains “forward-looking” statements that set forth our current expectations or beliefs regarding our future financial performance. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual financial performance in the future to differ, possibly significantly, from the expectations set forth in those statements. A discussion of those risks and uncertainties is set forth at the end of this Item 2 and readers of this Report are urged to review that discussion, which qualifies the forward looking statements contained in this Report.

GENERAL

Our principal operating subsidiary is Foothill Independent Bank (the “Bank”), which is a California state chartered bank and member of the Federal Reserve System. The Bank accounts for substantially all of our consolidated revenues and income. Accordingly, the following discussion focuses primarily on its operations and financial condition.

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

During 2001 the Federal Reserve Board adopted and implemented a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy which was heading into recession. That policy has continued into 2002, as the hoped for economic recovery has been slow to develop. As a result, the prime rate of interest charged by most banks declined from 9.50% to 4.75% during 2001. During the quarter ended March 31, 2001 the prime rate ranged from 9.5% to a low of 8.0%. By contrast, during the quarter ended March 31, 2002, the prime rate remained at 4.75%. As a result, the average rate of interest earned on our interest earning assets for the quarter ended March 31, 2002 was 6.83%, as compared to 8.34% during the same quarter of 2001.

Despite that decline, we still generated net earnings of $1,882,000 during the first quarter of 2002, which represented an increase of $224,000 or 13.5% over net earnings generated in the first quarter of 2001. That increase was due primarily to a $592,000, or 8.9%, increase in net interest income that was primarily attributable to a decrease of $1,545,000 in interest expense resulting from declines in interest rates and in the average volume of time deposits outstanding. That decrease in interest expense more than offset a 10% decline in interest income.

On a fully diluted per share basis, net earnings per share increased by 10% to $0.32 in the three months ended March 31, 2002 from $0.29 for the same period of 2001.

Net earnings for the three month period ended March 31, 2002 represent an annualized return on average assets of 1.36% and an annualized return on average equity of 14.34%, as compared to 1.31% and 13.66% for the same period of 2001.

.Net Interest Income.    Net interest income generally is the principal determinant of a bank’s earnings. Net interest income represents the difference or “spread” between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, which in the case of the Company consists principally of deposits. Net interest income increased by $592,000 or 8.9% in the three months ended March 31, 2002, as compared to the same three months of 2001, primarily as a result of a reduction in interest expense that was attributable to lower rates of rates paid on deposits and a reduction in the average volume of outstanding time deposits, including those in denominations of $100,000 or more (“TCDs”). The lowering of interest rates on deposits was made possible due to actions taken by the Board of Governors of the Federal Reserve Board (the “Federal Reserve”) to lower market rates of interest in order to stimulate the economy and to a decision by management to lower rates of interests on time deposits in order to discourage their renewal and thereby reduce the volume outstanding at the Bank. The decline in interest expense more than offset a decrease of $953,000 or 10% in interest income, which was attributable primarily to declining interest rates.

Rate Sensitivity and Net Interest Margin

Rate Sensitivity.    Like other banks and bank holding companies, our net interest margin (that is, the difference between yields we are able to realize on loans and on other interest earning assets and the interest we pay on deposits) are affected by a number of factors, including the relative percentages or the “mix” of:

•
our assets, between loans, on the one hand, on which we are able to charge higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields are generally lower;

•	variable and fixed rate loans in our loan portfolio; and

•	demand and savings deposits, on the one hand, and time deposits, on the other hand.

As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to “reprice” its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank that relies heavily on time deposits to fund loans and investments generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which generally bear lower interest rates are less sensitive to changes in market rates of interest than time deposits. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are “triggered” by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on time deposits cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to “run off” (that is be withdrawn) in order to reduce interest expense.

However, the impact of changes in interest rates on net interest income also can be affected by changes in the volume of loans or interest bearing deposits. In the three months ended March 31, 2002, we were able to achieve an $592,000 increase in our net interest income, as compared to the three months ended March 31, 2001, due to, not only the decline in interest rates, but also to a decline in the volume of our higher priced time deposits that resulted from a decision we made to allow those deposits to “run off” rather than to seek their renewal.

Net Interest Margin.    We attempt to reduce our exposure to market risks associated with interest rate fluctuations and, thereby, at least to maintain and, if possible, to increase, our net interest margin or “spread” by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCDs and other time deposits, and (ii) to match opportunities to “reprice” earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. We have continued sales and marketing programs that are designed to increase our loan volume and, also the volume of our demand and savings deposits. For the quarter ended March 31, 2002, the average volume of loans outstanding increased by $34,900,000, or 9.4%, and the average volume of demand, savings and money market deposits increased to 81% of average total deposits during the quarter ended March 31, 2002, while time deposits, including TCDs, declined to 19% of average total deposits, from 72% and 28%, respectively, in each case as compared to the same quarter of 2001. Assuming that there is modest economic growth, we currently expect that we will be able to achieve additional loan growth during the balance of the year and that, as a percentage of total deposits, time deposits will remain at about the same levels during the balance of the current fiscal year. However, we may find it necessary or prudent to increase time deposits to fund increases in loan volume.

Our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) decreased in the quarter ended March 31, 2002 to 5.80% from 5.88% for the same period of 2001. That decrease reflects the effect of declining rates of interest, resulting from the Federal Reserve Board’s monetary policies and the economic downturn that began in 2001. However, we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the “Peer Group Banks”) because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks.

The ability to maintain our net interest margin is not entirely within our control because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas. In addition, the effect on a bank’s net interest margin of changes in market rates of interest will depend on the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank’s net interest margin.

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve (the “Loan Loss Reserve”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. Charge-offs of loans (essentially reductions in the carrying values of non-performing loans due to possible losses on their ultimate recovery) are charged against the Loan Loss Reserve. The amount of that Reserve is increased periodically in response to (i) increases in the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the financial condition of borrowers or in the value of property securing non-performing loans and (iii) adverse changes in national or local economic conditions. Those increases are made through a charge against income referred to as the “provision for loan and lease losses.” Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Loan Loss Reserve and, thereby, also the amount of the provisions required to be made for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below under the caption “Forward Looking Information and Uncertainties Regarding Future Performance.” In the event those judgments or forecasts are proven, by subsequent events or circumstances, to have been incorrect, it could become necessary in the future to incur additional charges to income in order to increase the Loan Loss Reserve that would adversely affect our operating results.

During the quarter ended March 31, 2002 we made provisions for potential loan losses of $100,000, as compared to $125,000 during the same period of 2001. At March 31, 2002, the Loan Loss Reserve was approximately $4,296,000 or 1.06% of total loans outstanding, compared to approximately $3,814,000 or 1.04% of total loans outstanding at March 31, 2001. Net loan charge-offs (loan charge-offs less recoveries of previously charged off loans) during the three months ended March 31, 2002 aggregated $10,000, representing less than one hundredth of one percent (0.001%) of average loans and leases outstanding, as compared to net charge-off for the same period in 2001 of $3,000. See Note 6 to our Condensed Consolidated Financial Statements contained in Part I of this Report for additional information with respect to an analysis of our loan and lease loss experience for the three months ended March 31, 2002 and the fiscal year ended December 31, 2001.

Other Income.    Other income was largely unchanged in the quarter ended March 31, 2002, compared to the same period of 2001.

Other Expense.    Other expense (also known as “non-interest expense”), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs, and professional expenses.

In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits as a means of maintaining the Bank’s net interest margin, it has been our policy to provide a much higher level of personal service to our customers than the level of services that is provided by many of our competitors. As a result, we have more banking personnel than many of our competitors of comparable size, which is reflected in our non-interest expense. However, we believe that this higher level of service has helped us to retain our customers and enabled us to achieve an average net interest margin that exceeds the average net margin of the banks in our Peer Group.

Non-interest expense increased approximately $310,000, or 5.9% in the quarter ended March 31, 2002, compared to same period of 2001, primarily due to the addition of banking personnel. However, notwithstanding that increase, we were able to improve our efficiency ratio (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income, as adjusted to eliminate non-recurring expenses and income) to 65.01% for the three month period ended March 31, 2002 from 66.19% for the same period of 2001. The improvement in our efficiency ratio was primarily due to the increase in net interest income during the quarter ended March 31, 2002.

Income Taxes.    Income taxes increased by approximately $111,000, or 11.5% during the quarter ended March 31, 2002 compared to the same period of 2001, primarily as a result of the increase in taxable income.

The provision that we make for income taxes is based on, among other things, the ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of March 31, 2002, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $2,091,000. Such tax benefits expire over time unless used and use of those benefits is dependent on generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration. We have made a judgment that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits, by increasing the provision we make for income taxes, which would have the effect of reducing our net income.

FINANCIAL CONDITION

Assets and Deposits

Our total assets increased during the three months ended March 31, 2002 by $11,405,000 or 2.1%, when compared to total assets at December 31, 2001. Average total assets for the quarter ended March 31, 2002 of $551,743,000 was $6,977,000, or 1.3%, higher than average total assets for the year ended December 31, 2001. At March 31, 2002, the volume of demand and savings deposits at the Bank was $35,964,,000, or 9.5%, higher than at December 31, 2001, while the volume of time deposits, including TCDs, was $4,445,000, or 4.6%, lower than at December 31, 2001.

Liquidity Management.

Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and in deposit withdrawals and maturities. At March 31, 2002, the principal sources of liquidity consisted of $28,479,000 of cash and demand balances due from other banks; $35,500,000 in Federal funds sold; and $15,000,000 in an overnight repurchase agreement, which, together, totaled $78,979,000, as compared to $30,247,000 at December 31, 2001. Other sources of liquidity include $47,615,000 in securities available-for-sale, of which approximately $2,118,000 mature within one year; and $4,947,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $9,539,000 at March 31, 2002, require regular installment payments from customers, providing us with a steady flow of cash funds.

We also have a $30,810,000 credit line with the Federal Home Loan Bank which is secured by a pledge of some of our outstanding loans. In late December of 2001 we borrowed $19,000,000 under that credit line to fund increases in loans and seasonal withdrawals of demand and savings deposits which typically occur during the holiday season. We repaid those borrowings in their entirety at the end of January 2002 and, as of March 31, 2002, there were no borrowings outstanding under that credit line. We also have established credit facilities under which we may borrow up to $13,000,000 of Federal funds from other banks and we have approval from the Federal Reserve Bank of San Francisco to establish an account that will also allow us to borrow at its discount window should the need arise. We expect that we will make use of the Federal Home Loan Bank credit line and other credit loan facilities in future periods primarily to fund to short term cash requirements during periods of either significant loan growth or increased deposit withdrawals.

We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and credit facilities, will be sufficient to enable us to meet increases in demand for loans and leases and increases in deposit withdrawals that might occur in the foreseeable future.

Capital Resources.

In 1998 the Board of Directors authorized an open market stock repurchase program to be funded out of earnings. Between the commencement of that program in late 1998 and its completion in May of 2001, we purchased a total of 976,588 shares of our common stock, in open market and private transactions, for an aggregate price of approximately $11,970,000. In addition, in September of 1999 the Board of Directors adopted a cash dividend policy which provides for the Company to pay quarterly cash dividends, which was increased on April 16, 2002 from $0.10 per share to $0.11 per share. We declared our eleventh consecutive quarterly cash dividend, pursuant to that policy, in April 2002 which will be paid on May 10, 2002 to shareholders of record as of April 26, 2002.

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

We continue to evaluate and explore opportunities to expand our market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets. We believe that the mergers and consolidations of independent banks that have occurred have created opportunities for us to increase our market share in those areas. We have taken advantage of those opportunities within our existing market areas and have established a substantial number of new customer relationships and increased the volume of our demand, savings and money market deposit balances obtained largely from customers of the merged banks who we disaffected by the quality of services they were receiving. We opened a branch banking office in the city of Temecula, California, in December of 2000, which is our 12th banking office, and we believe that there are still additional expansion and growth opportunities that we will seek to take advantage of in 2002.

Regulatory Capital Requirements.

Federal banking agencies require banks to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital (essentially, the sum of a bank’s capital stock and retained earnings, less any intangibles) to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, federal bank regulatory agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The risk-based capital ratio is determined by weighting our assets in accordance with certain risk factors and, the higher the risk profile the assets, the greater is the amount of capital that is required to maintain an adequate risk-based capital ratio, which generally is at least 8%. Additionally, the level of supervision to which a bank will be subject by federal bank regulatory authorities will depend largely on extent to which a bank meets or exceeds federally mandated leverage capital ratios. A bank that maintains a leverage capital ratio of 5% or more will generally be categorized by federal bank regulatory agencies as “well capitalized” and, therefore, as a general matter will be subject to less extensive regulatory supervision than banks with lower leverage capital ratios.

The Tier 1 capital and Tier 1 risk-based capital ratios of the Bank compare favorably with those of its Peer Group Banks and exceed minimum regulatory requirements.

The following table compares, as of March 31, 2002, the actual capital ratios of the Bank to the capital ratios that the Bank is required to meet under applicable banking regulations:

	Actual	For Capital Adequacy Purposes	To Be Categorized as Well Capitalized
Total Capital to Risk Based Assets	12.8%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	11.8%	4.0%	6.0%
Tier 1 Capital to Average Assets	9.5%	4.0%	5.0%

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE

This Report, including this Section, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements regarding our expectations or beliefs about our future financial performance (including statements concerning business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Our actual financial results in future periods may differ, possibly materially, from those forecast, or identified as expected or anticipated, in this Report due to a number of risks and uncertainties. In addition to the risks and uncertainties discussed above in this Section of the Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” such risks and uncertainties include, although they are not limited to, the following:

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

POSSIBLE ADVERSE CHANGES IN NATIONAL ECONOMIC CONDITIONS AND CHANGES IN FEDERAL RESERVE BOARD MONETARY POLICIES. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets and, thereby, reduce net interest margins. As discussed above in this Report, over the past 12 months the Federal Reserve Board lowered market rates of interest to stimulate the national economy. Those reductions have caused a decline in our net interest margins and could continue to do so in the future.

REAL ESTATE MORTGAGE LOANS. Approximately 83% of the Bank’s loans are secured by deeds of trust or mortgages on real property. Although a large portion of these loans were made to businesses for commercial purposes and the source of payment for these loans is the cash that they generate from their operations, a significant decline in real property values in Southern California could result in a deterioration in some of those loans that would necessitate increases in the loan loss reserve and could result in loan write-offs that would have the effect of adversely affecting our earnings.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rate and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loan and investment securities, deposits and borrowings. We do not engage in trading activities or participate in foreign currency transactions for our own account. Accordingly, our exposure to market risk is primarily a function of our asset and liability management activities and of changes in market rates of interest that can cause or require increases in the rates we pay on deposits that may take effect more rapidly or may be greater than the increases in the interest rates we are able to charge on loans and the yields that we can realize on our investments. The extent of that market risk, depends on a number of variables, including the sensitivity to changes in market interest rates and the maturities of our interest earning assets and our deposits. See “Rate Sensitivity” above.

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

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

None.

(b)    Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May , 2002	FOOTHILL INDEPENDENT BANCORP

	By:	/s/ CAROL ANN GRAF
Carol Ann Graf, Senior Vice President, Chief Financial Officer and Secretary

S-1