Form 10-Q
period 2002-06-30
FOOTHILL INDEPENDENT BANCORP
filed 2002-08-13
CIK 718903

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES X . NO      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,527,419 shares of Common Stock
as of August 5, 2002

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$34,791	$21,772
Federal funds sold	19,000	8,475

Total Cash and Cash Equivalents	53,791	30,247

Interest-bearing deposits in other financial institutions	7,128	13,258

Investment Securities Held-to-Maturity (approximate market value of $9,714 in 2002 and $13,199 in 2001)
U.S. Treasury	349	349
U.S. Government Agencies	1,941	5,542
Municipal Agencies	4,853	4,853
Other Securities	2,311	2,311

Total Investment Securities Held-To-Maturity	9,454	13,055

Investment Securities Available-For-Sale	58,408	66,688

Loans, net of unearned discount and prepaid points and fees	426,280	407,078
Direct lease financing	1,142	1,328
Less reserve for possible loan and lease losses	(4,436)	(4,206)

Total Loans & Leases, net	422,986	404,200

Bank premises and equipment	5,869	6,322
Accrued interest	2,269	2,912
Other real estate owned, net of allowance for possible losses of $0 in 2002 and $125 in 2001	387	2,182
Cash surrender value of life insurance	6,483	6,167
Prepaid expenses	819	1,433
Deferred tax asset	1,887	1,975
Federal Home Loan Bank stock, at cost	345	950
Federal Reserve Bank stock, at cost	229	229
Other assets	473	523

TOTAL ASSETS	$570,528	$550,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$183,102	$161,837
Savings and NOW deposits	127,198	117,100
Money market deposits	113,930	100,482
Time deposits in denominations of $100,000 or more	33,476	36,749
Other time deposits	53,851	59,222

Total deposits	511,557	475,390

Accrued employee benefits	2,587	2,516
Accrued interest and other liabilities	1,648	1,291
Short-term debt	—	19,092

Total Liabilities	515,792	498,289

Stockholders’ Equity
Contributed capital
Capital stock — authorized: 25,000,000 shares $.001 par value; issued and outstanding 5,527,419 shares at June 30, 2002 and 5,514,363 at December 31, 2001	6	6
Additional Paid-in Capital	43,044	42,892
Retained Earnings	11,592	8,877
Accumulated Other Comprehensive Income	94	77

Total Stockholders’ Equity	54,736	51,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$570,528	$550,141

See accompanying notes to financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
INTEREST INCOME
Interest and fees on loans	$15,513	$16,023	$7,901	$7,796
Interest on investment securities
U.S. Treasury	8	20	4	7
Obligations of other U.S. government agencies	1,215	1,088	526	487
Municipal agencies	209	130	105	61
Other securities	197	486	123	203
Interest on deposits	100	266	42	141
Interest on Federal funds sold	158	485	93	240
Lease financing income	36	23	20	11

Total Interest Income	17,436	18,521	8,814	8,946

INTEREST EXPENSE
Interest on savings & NOW deposits	374	724	191	320
Interest on money market deposits	988	1,378	512	667
Interest on time deposits in denominations of $100,000 or more	479	1,402	209	572
Interest on other time deposits	772	1,797	342	813
Interest on borrowings	25	—	—	—

Total Interest Expense	2,638	5,301	1,254	2,372

Net Interest Income	14,798	13,220	7,560	6,574
Provision for Loan and Lease Losses	250	225	150	100

Net Interest Income After Provisions for Loan and Lease Losses	14,548	12,995	7,410	6,474

OTHER INCOME
Fees and service charges	2,690	2,576	1,444	1,336
Gain on sale SBA loans	1	2	—	1
Other	313	87	214	10

Total other income	3,004	2,665	1,658	1,347

OTHER EXPENSES
Salaries and benefits	5,652	4,809	2,880	2,387
Occupancy expenses, net of revenue of $79 in 2002 and $102 in 2001	1,239	1,225	621	629
Furniture and equipment expenses	807	773	416	375
Other expenses (Note 2)	3,777	3,638	2,031	1,837

Total Other Expenses	11,475	10,445	5,948	5,228

INCOME BEFORE INCOME TAXES	6,077	5,215	3,120	2,593

Provision for Income Taxes	2,202	1,909	1,127	945

NET INCOME	$3,875	$3,306	$1,993	$1,648

EARNINGS PER SHARE OF COMMON STOCK (Note 3)
Basic	$0.70	$0.60	$0.36	$0.30

Diluted	$0.66	$0.57	$0.34	$0.28

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	Number of Shares Outstanding	Capital Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2001	5,243,863	$5	$37,754		$10,746	$(242)	$48,263
7% Stock Dividend	361,421	1	4,626		(4,627)
Cash dividend					(1,083)		(1,083)
Exercise of stock options	35,277	—	33				33
Common stock issued under employee benefit and dividend reinvestment plans	10,576	—	134				134
Common stock repurchased, cancelled and retired	(151,468)	—	—		(1,908)		(1,908)
COMPREHENSIVE INCOME
Net Income				3,306	3,306		3,306
Unrealized security holding losses (net of taxes $118)				173		173	173

Total Comprehensive Income				$3,479

BALANCE, June 30, 2001	5,499,669	$6	$42,547		$6,434	$(69)	$48,918

BALANCE, January 1, 2002	5,514,363	6	42,892		8,877	77	51,852
Cash Dividend					(1,160)		(1,160)
Exercise of stock options	5,808	—	54				54
Common stock issued under employee benefit and dividend reinvestment plans	7,248	—	98				98
COMPREHENSIVE INCOME
Net Income				3,875	3,875		3,875
Unrealized security holding gains (net of taxes $29)				17		17	17

Total Comprehensive Income				$3,892

BALANCE, June 30, 2002	5,527,419	$6	$43,044		$11,592	$94	$54,736

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2002	2001
Cash Flows From Operating Activities:
Interest and fees received	$18,065	$19,510
Service fees and other income received	2,800	2,371
Financing revenue received under leases	36	23
Interest paid	(2,741)	(5,553)
Cash paid to suppliers and employees	(10,331)	(7,984)
Income taxes paid	(1,468)	(1,784)

Net Cash Provided (Used) by Operating Activities	6,361	6,583

Cash Flows From Investing Activities:
Proceeds from maturity of investment securities (AFS)	1,515,148	1,775,111
Purchase of investment securities (AFS)	(1,506,191)	(1,771,027)
Proceeds from maturity of investment securities (HTM)	3,600	11,805
Purchase of investment securities (HTM)	(46)	(2,316)
Net (increase) decrease in deposits in other financial institutions	6,130	(4,234)
Net (increase) decrease in credit card and revolving credit receivables	159	(179)
Recoveries on loans previously written off	16	112
Net (increase) decrease in loans	(19,393)	(240)
Net (increase) decrease in leases	186	444
Proceeds from property, plant & equipment	—	1,081
Capital expenditures	(259)	(1,101)
Proceeds from sale of other real estate owned	1,687-	—

Net Cash Provided (Used) in Investing Activities	1,037	9,456

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits, NOW accounts, savings accounts, and money market deposits	44,798	27,417
Net increase (decrease) in certificates of deposit with maturities of three months or less	(4,345)	(5,891)
Net increase (decrease) in certificates of deposit with maturities of more than three months	(4,299)	(16,652)
Net increase (decrease) in short term borrowing	(19,000)	—
Proceeds from exercise of stock options	54	33
Proceeds from stock issued under employee benefit and dividend reinvestment plans	98	134
Stock repurchased and retired	—	(1,908)
Dividends paid	(1,160)	(1,083)

Net Cash Provided by Financing Activities	16,146	2,050

Net Increase (Decrease) in Cash and Cash Equivalents	23,544	18,089
Cash and Cash Equivalents at Beginning of Year	30,247	38,186

Cash and Cash Equivalents at June 30, 2002 & 2001	$53,791	$56,275

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES

	2002	2001
Net Income	$3,875	$3,306

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	708	681
Provision for possible credit losses	250	225
(Gain)/loss on sale of equipment	5	(70)
(Benefit) Provision for deferred taxes	88	(118)
Increase/(decrease) in taxes payable	646	243
(Increase)/decrease in other assets	37	204
(Increase)/decrease in interest receivable	643	803
Increase/(decrease) in discounts and premiums	22	209
Increase/(decrease) in interest payable	(103)	(252)
(Increase)/decrease in prepaid expenses	614	1,709
Increase/(decrease) in accrued expenses and other liabilities	(215)	(133)
Gain on sale of other real estate owned	107	—
Increase in cash surrender value of life insurance	(316)	(224)

Total Adjustments	2,486	3,277

Net Cash Provided (Used) by Operating Activities	$6,361	$6,583

DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands)

JUNE 30, 2002 AND 2001

NOTE #1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, changes in stockholders’ equity and consolidated cash flows of the Company for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the six-month and three-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2002. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

NOTE #2—OTHER EXPENSES

The following is a breakdown of other expenses for the six and three month periods ended June 30, 2002 and 2001.

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Data processing	$712	$608	$361	$310
Marketing expenses	488	524	247	260
Office supplies, postage and telephone	555	509	279	301
Bank Insurance	271	243	133	121
Supervisory Assessments	64	63	32	36
Professional Expenses	586	726	339	320
Other Expenses	1,101	965	640	489

Total Other Expenses	$3,777	$3,638	$2,031	$1,837

NOTE #3—EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2002		2001		2002		2001
	Income	Shares	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$3,875		$3,306		$1,993		$1,648
Shares outstanding at period end		5,527		5,500		5,527		5,500
Impact of weighting shares purchased during period		(6)		57		(2)		19

Used in Basic EPS	3,875	5,521	3,306	5,557	1,993	5,525	1,648	5,519
Dilutive effect of outstanding stock options		338		352		370		330

Used in Dilutive EPS	$3,875	5,859	$3,306	5,909	$1,993	5,895	$1,648	5,849

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at June 30, 2002. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Notes Payable

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties involved. For fixed-rate loan commitments, fair value also considered the difference between current levels of interest rates and committed rates.

The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at June 30, 2002.

The respective estimated fair values of the Company’s financial instruments at June 30, 2002 are as follows:

	June 30, 2002
	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$53,791	$53,791
Investment securities and deposits	74,990	73,504
Loans	427,504	429,727
Direct lease financing	1,142	1,144
Cash surrender value of life insurance	6,483	6,483
Financial Liabilities
Deposits	$511,557	$511,617
Unrecognized Financial Instruments

Commitments to extend credit	$62,094	$621
Standby letters of credit	1,470	15

NOTE #5—NON-PERFORMING LOANS

The following table sets forth information regarding the Bank’s non-performing loans at June 30, 2002 and December 31, 2001.

	June 30, 2002	December 31, 2001
	(In thousands)
Accruing Loans More Than 90 Days Past Due(1)
Commercial, financial and agricultural	$—	$34
Real Estate	—	—
Installment loans to individuals	—	—
Aggregate Leases	—	—

Total Loans Past Due More Than 90 Days	$—	$34
Troubled Debt Restructurings(2)	1,080	1,178
Non-accrual loans(3)	3,671	2,717

Total Non-Performing Loans	$4,751	$3,929

(1)
Reflects loans for which there has been no payment of interest and/or principal for 90 days of more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.
(3)	There were 7 loans on non-accrual status totaling approximately $3,671,000 at June 30, 2002 and 6 loans totaling approximately $2,717,000 at December 31, 2001.

Management regularly reviews the loan portfolio to identify problem loans. In addition, as part of their periodic regulatory examinations of the Bank, the Federal Reserve Board (The “FRB”) and the California Department of Financial Institutions (the “DFI”) also review the loan portfolio to identify and classify problem credits. There are three classifications for problem loans: “substandard,” “doubtful,” and “loss.” Substandard loans have one defined weakness and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses are believed, based on currently existing facts, conditions and values, to make collection or liquidation in full questionable. A loan classified as “loss” is considered uncollectible and of such little value that the continuance of the loan as an asset of the institution is no longer warranted.

Another category designated “special mention” is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but which do possess credit deficiencies or potential weaknesses deserving management’s close attention.

As of June 30, 2002, the Bank’s classified loans consisted of approximately $7,270,000 of loans classified as substandard. There were no loans classified as doubtful. The Bank’s $7,270,000 of loans classified as substandard consisted of approximately $3,559,000 of performing and accruing loans and approximately $3,671,000 of non-accrual loans

NOTE #6—RESERVE FOR LOAN AND LEASE LOSSES

The reserve for loan and lease losses is a general reserve established to absorb potential losses inherent in the entire portfolio of loans and leases. The level of and ratio of additions to the reserve are based on analyses conducted of the loan and lease portfolio and, at June 30, 2002, the reserve reflected an amount which, in management’s judgement, was adequate to provide for potential loan losses. In evaluating the adequacy of the reserve, management considers a number of factors, including the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the FRB and the DFI, as an integral part of their periodic examinations of the Bank, review the Bank’s reserve for possible loan and lease losses. Those agencies may require the Bank to recognize additions to the reserve based upon their evaluation of the information available to them at the time of their examinations. The Bank was most recently examined by the FRB as of December 31, 2001.

The reserve for loan and lease losses at June 30, 2002, was $4,436,000 or 1.04% of total loans and leases. Additions to the reserve are effectuated through the provision for loan losses which is an operating expense of the Company.

The following table provides certain information with respect to the reserve for loan losses as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Reserve for Loan Losses
Balance, Beginning of period	$4,206	$3,692
Charge-Offs
Commercial, financial and agricultural	(29)	(46)
Real estate—construction	—	—
Real estate—mortgage	—	—
Consumer loans	(16)	(40)
Lease Financing	—	—
Other	—	—

Total Charge-Offs	(45)	(86)

Recoveries
Commercial, financial and agricultural	25	46
Real estate—construction	—	20
Real estate—mortgage	—	16
Consumer loans	—	20
Lease Financing	—	—
Other	—	—

Total Recoveries	25	102

Net Recoveries (Charge-Offs) during period	(20)	16
Provision Charged to Operations during period	250	498

Balance, End of period	$4,436	$4,206

Net Charge-Offs to Average Loans Outstanding during period ended	0.005%	-0.004%

Reserve for Loan Losses to Total Loans	1.040%	1.030%

In accordance with SFAS No. 114 (as amended by SFAS No. 118), “Accounting by Creditors for Impairment of a Loan,” a loan identified as “impaired” is measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures of the Bank.

NOTE #7—MARKET RISK

We utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to the Bank’s asset and liability management policy limits which specify maximum tolerance level for net interest income exposure over a one year horizon assuming no balance sheet growth, given both a 100 and 300 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

The following reflects the Company’s net interest income sensitivity analysis as of June 30, 2002 (with dollars stated in thousands):

		MARKET VALUE
SIMULATED RATE CHANGES	ESTIMATED NET INTEREST INCOME SENSITIVITY	ASSETS	LIABILITIES
+100 basis points	-2.05%	$569,280	$513,591
+300 basis points	-10.47%	$552,900	$512,609
-100 basis points	1.93%	$587,730	$514,596
-300 basis points	4.32%	$608,670	$515,419

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

RESULTS OF OPERATIONS

Overview

The principal determinant of a bank’s income is net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on other interest bearing liabilities. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including the monetary policies of the Federal Reserve Board and national and local economic conditions, which affect interest rates and also the demand for loans and the ability of borrowers to meet their loan payment obligations.

During 2001 the Federal Reserve Board adopted and implemented a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy which was heading into recession. That policy has continued into 2002, as the hoped for economic recovery has been slow to develop. As a result, during the six months ended June 30, 2001 the prime rate of interest charged by most banks declined from 9.50% to a low of 6.75%. During the six months ended June 30, 2002, the prime rate declined further to 4.75%, where it has remained. As a result, the average rate of interest earned on our interest earning assets for the quarter and six months ended June 30, 2002 declined to 6.83% and 6.86%, respectively, from 7.85% and 8.14%, respectively, during the same periods of 2001.

Despite that decline in prevailing market rates of interest, we were able to generate net earnings of $1,993,000 and $3,875,000, respectively, during the quarter and six month periods ended June 30, 2002, representing increases of $345,000, or 20.9%, and $569,000, or 17.2%, respectively, over net earnings generated in the three and six month periods ended September 30, 2001. On a fully diluted per share basis, net earnings increased by 21.4% to $0.34 in the three months ended June 30, 2002 and by 15.8% to $0.66 for the six months ended June 30, 2002, from $0.28 per diluted share in the three months, and from $0.57 per diluted share in the six months, ended June 30, 2001, respectively. Those increases were due primarily to increases in net interest income, which were primarily attributable to decreases in interest expense resulting from declines in prevailing market rates of interest and a decline in the average volume of time deposits outstanding. Those decreases in interest expense more than offset declines of 1.5% and a 5.9%, respectively, in interest income for the same periods that also were attributable primarily to the decline in prevailing market rates of interest. See the discussion below under the caption entitled “Net Interest Income.”

As the table below indicates, the increases in earnings in the three and six month periods ended June 30, 2002 resulted in increases in the Company’s annualized returns on average assets and on average equity during those periods, as compared to the corresponding periods of 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Annualized Returns on Average Assets	1.41%	1.30%	1.39%	1.31%
Annualized Returns on Average Equity	14.76%	13.59%	14.55%	13.62%

Net Interest Income.  Net interest income represents the difference or “spread” between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, which in the case of the Company consists principally of deposits. Net interest income increased by $986,000, or 15.0%, and by $1,578,000, or 11.9%, in the three and six month periods ended June 30, 2002, respectively, as compared to the same three and six month periods of 2001. Those increases were primarily the result of reductions in interest expense that were attributable to lower market rates of interest on deposits and, to a lesser extent, reductions in the average volume of outstanding time deposits, including those in denominations of $100,000 or more (“TCDs”). The lowering of interest rates on deposits was due to actions taken by the Federal Reserve Board to lower market rates of interest in order to stimulate the economy. The reduction in deposits was primarily attributable to a decision made by management to lower rates of interests on time deposits in order to discourage their renewal and thereby reduce the volume of those deposits outstanding at the Bank. The declines in interest expense in the three and six month periods ended June 30, 2002 more than offset decreases of $132,000 or 1.5% and $1,085,000 or 5.9%, respectively, in interest income, that also were primarily attributable to declining market rates of interest that resulted in reductions in the interest rates on outstanding loans with variable interest rates and reductions in interest rates that the Bank was able to charge on new loans originated during the six months ended June 30, 2002.

Rate Sensitivity and Net Interest Margin

Rate Sensitivity.  Like other banks and bank holding companies, our net interest margin (that is, the difference between yields we are able to realize on loans and on other interest earning assets and the interest we pay on deposits) are affected by a number of factors, including the relative percentages or the “mix” of:

•
our assets, between loans, on the one hand, on which we are able to charge higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields are lower;

•	variable and fixed rate loans in our loan portfolio; and

•	demand and savings deposits, on the one hand, and time deposits, on the other hand, on which interest rates are higher.

As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to “reprice” its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits. Similarly, a bank that relies heavily on time deposits to fund loans and investments generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which generally bear lower interest rates and which are less sensitive to changes in market rates of interest than time deposits. By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are “triggered” by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on time deposits cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to “run off” (that is be withdrawn) in order to reduce interest expense.

However, the impact of changes in interest rates on net interest income also can be affected by changes in the volume of loans or interest bearing deposits. In the three and six month periods ended June 30, 2002, we were able to achieve increases of $986,000 and $1,578,000, respectively, in our net interest income, as compared to the same periods of 2001, due not only to the decline in interest rates paid on interest bearing deposits, but also to a decline in the volume of our higher priced time deposits that resulted from a decision we made to allow those deposits to “run off” rather than to seek their renewal.

Net Interest Margin.    We attempt to reduce our exposure to market risks associated with interest rate fluctuations in an effort to increase, or at least maintain, our net interest margin, by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCDs and other time deposits, and (ii) to match opportunities to “reprice” earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. We have continued sales and marketing programs that are designed to increase our loan volume and, also the volume of our demand and savings deposits. During the six months ended June 30, 2002, the average volume of loans outstanding increased by $42,427,000, or 11.5%, and the average volume of demand, savings and money market deposits increased to 82% of average total deposits, while time deposits, including TCDs, declined to 18% of average total deposits, from 74% and 26%, respectively, in the same period of 2001. Assuming that there is modest economic growth, we currently expect that we will be able to achieve additional loan growth during the balance of the year and that, as a percentage of total deposits, time deposits will remain at about the same levels during the balance of the current fiscal year. However, we may find it necessary or prudent to increase time deposits to fund increases in loan volume.

Our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) increased in the quarter ended June 30, 2002 to 5.87% from 5.79% for the same period of 2001, due primarily to a 13% increase in average earning assets, principally loans. For the six months ended June 30, 2002 our net interest margin remained relatively unchanged, at 5.83%, as compared to the same period of 2001. We believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the “Peer Group Banks”) because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks.

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

Provision for Loan Losses

Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve (the “Loan Loss Reserve”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to its net realizable value. This reduction, which is referred to as a loan “charge-off,” is charged against the Loan Loss Reserve. The amount of the Loan Loss Reserve is increased periodically to replenish the Reserve after it has been reduced due to loan charge-offs and to reflect changes in (i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans, or adverse changes in national or local economic conditions. Those increases and additions are made through a charge against income referred to as the “provision for loan and lease losses.” Recoveries of loans previously charged-off are added back to and, therefore, also have the effect of increasing, the Loan Loss Reserve. Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Loan Loss Reserve and, thereby, also the amount of the provisions required to be made for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below under the caption “Forward Looking Information and Uncertainties Regarding Future Performance.” In the event those judgments or forecasts are proven, by subsequent events or circumstances, to have been incorrect, it could become necessary in the future to incur additional charges to income in order to increase the Loan Loss Reserve that would adversely affect our operating results.

We made provisions for potential loan losses of $150,000 and $250,000, respectively, in the three and six month periods ended June 30, 2002, as compared to $100,000 and $225,000, respectively, for the corresponding periods of 2001. At June 30, 2002, the Loan Loss Reserve was approximately $4,436,000 or 1.04% of total loans outstanding, compared to approximately $3,939,000 or 1.07% of total loans outstanding at June 30, 2001. Net loan charge-offs (loan charge-offs less recoveries of previously charged off loans) during the six months ended June 30, 2002 aggregated $20,000, representing less than one hundredth of one percent (0.001%) of average loans and leases outstanding. For the same period of 2001, recoveries of previously “charged-off” loans exceeded loan charge-offs by $22,000. See Note 6 to our Condensed Consolidated Financial Statements contained in this Report for additional information with respect to an analysis of our loan and lease loss experience for the six months ended June 30, 2002 and the fiscal year ended December 31, 2001.

Other Income.    Other income increased by $311,000, or 23.1%, and by $339,000, or 12.7%, in the quarter and six-month periods ended June 30, 2002, respectively, compared to the same periods of 2001, due primarily to increases in transaction fees and service charges collected on deposits and other banking transactions in the second quarter of 2002. Also contributing to the increases in other income was a $107,000 gain on the sale, in the second quarter of 2002, of a parcel of real property on which the Bank had foreclosed several years ago.

Other Expense.    Other expense (also known as “non-interest expense”), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs, and professional expenses.

In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits as a means of maintaining the Bank’s net interest margin, it has been our policy to provide a higher level of personal service to our customers than the level of services that is provided by many of our competitors. As a result, we have more banking personnel than many of our competitors of comparable size, which is reflected in our non-interest expense. However, we believe that this higher level of service has helped us to retain our customers and enabled us to achieve an average net interest margin that exceeds the average net margin of the banks in our Peer Group.

Non-interest expense increased by $720,000, or 13.8%, and by $1,030,000, or 9.9%, in the quarter and six-month periods ended June 30, 2002, respectively, compared to same periods of 2002, primarily due to increases in salaries and employee benefits and the addition of banking personnel. However, notwithstanding that increase, we were able to improve our efficiency ratio (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income, as adjusted to eliminate items of non-recurring expense and income) to 63.9% and 64.2% for the three and six-month periods ended June 30, 2002, respectively, from 66.2% in both the three month and six month periods ended June 30, 2001. The improvements in our efficiency ratio were due primarily to the increases we were able to achieve in net interest income during the quarter and six months ended June 30, 2002.

Income Taxes.    Income taxes increased by approximately $182,000, or 19.3%, and $293,000, or 15.4%, during the quarter and six-month periods ended June 30, 2002 compared to the same periods of 2001, primarily as a result of the increases in taxable income.

The provision that we make for income taxes is based on, among other things, the ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of June 30, 2002, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $1,887,000. Such tax benefits expire over time unless used and the realization of those benefits is dependent on generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration. We have made a judgment that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits, by increasing the provision we make for income taxes, which would have the effect of reducing our net income.

FINANCIAL CONDITION

Assets and Deposits

Our total assets increased during the six months ended June 30, 2002 by $20,387,000 or 3.7% from our total assets at December 31, 2001. At June 30, 2002, the volume of demand and savings deposits at the Bank was $44,811,,000, or 11.8%, higher than at December 31, 2001, while the volume of time deposits, including TCDs, was $8,644,000, or 9.0%, lower than at December 31, 2001.

Liquidity Management

Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and in deposit withdrawals and maturities. At June 30, 2002, the principal sources of liquidity consisted of $34,791,000 of cash and demand balances due from other banks; $19,000,000 in Federal funds sold; and $12,000,000 in an overnight repurchase agreement, which, together, totaled $65,791,000, as compared to $30,247,000 at December 31, 2001. Other sources of liquidity include $6,460,000 in securities available-for-sale, of which approximately $2,225,000 mature within one year; and $7,128,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $3,932,000 at June 30, 2002, require regular installment payments from customers, providing us with a steady flow of cash funds.

We also have a $30,633,000 credit line with the Federal Home Loan Bank which is secured by a pledge of some of our outstanding loans. In late December 2001 we borrowed $19,000,000 under that credit line to fund increases in loans and seasonal withdrawals of demand and savings deposits which typically occur during the holiday season. We repaid those borrowings in their entirety at the end of January 2002 and, as of June 30, 2002, there were no borrowings outstanding under that credit line. We also have established credit facilities under which we may borrow up to $13,000,000 of Federal funds from other banks and we have approval from the Federal Reserve Bank of San Francisco to establish an account that will also allow us to borrow at its discount window should the need arise. We expect that we will make use of the Federal Home Loan Bank credit line and other credit facilities in the future primarily to fund to short term cash requirements during periods of either significant loan growth or increased deposit withdrawals.

We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and credit facilities, will be sufficient to enable us to meet increases in demand for loans and leases and increases in deposit withdrawals that might occur in the foreseeable future.

Capital Resources

It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective. Pursuant to that policy, the Company has paid regular quarterly cash dividends since September of 1999 and, in July 2002, the Board of Directors declared a 12th consecutive quarterly cash dividend, of $0.11 per share, which was paid on August 9, 2002 to shareholders of record as of July 25, 2002.

We continue to evaluate and explore opportunities to expand our market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets. The number of independent banks based in our market areas has declined significantly, due to a consolidation in the Banking industry that occurred approximately two to three years ago. We believe that this consolidation has created opportunities for us to increase our market share in those areas. We have taken advantage of those opportunities by establishing a substantial number of new customer relationships and increasing the volume of our demand, savings and money market deposit balances. We also opened a branch banking office in the city of Temecula, California, in December of 2000, which is our 12th banking office, and we believe that there are still additional expansion and growth opportunities that we will seek to take advantage of in the future.

Regulatory Capital Requirements

Federal banking agencies require banks to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital (essentially, the sum of a bank’s capital stock and retained earnings, less any intangibles) to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, federal and state bank regulatory agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

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

The following table compares, as of June 30, 2002, the actual capital ratios of the Bank to the capital ratios that the Bank is required to meet under applicable banking regulations:

	Actual	For Capital Adequacy Purposes	To Be Categorized as Well Capitalized
Total Capital to Risk Based Assets	12.6%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	11.6%	4.0%	6.0%
Tier 1 Capital to Average Assets	9.5%	4.0%	5.0%

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE

This Report, including this Section, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements regarding our expectations or beliefs about our future financial performance (including statements concerning business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Our actual financial results in future periods may differ, possibly materially, from those forecast, or identified as expected or anticipated, in this Report due to a number of risks and uncertainties. In addition to the risks and uncertainties discussed above in the Section of the Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” such risks and uncertainties include, although they are not limited to, the following:

INCREASED COMPETITION. Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require us to reduce interest rates and loan fees to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce our interest income or increase our interest expense, thereby increasing our net interest margins.

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

POSSIBLE ADVERSE CHANGES IN FEDERAL RESERVE BOARD MONETARY POLICIES. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets and, thereby, reduce net interest margins. As discussed above in this Report, over the past 18 months the Federal Reserve Board lowered market rates of interest to stimulate the national economy. Those reductions have caused our interest income to decline and could continue to do so in the future.

REAL ESTATE MORTGAGE LOANS. Approximately 90% of the Bank’s loans are secured by deeds of trust or mortgages on real property. Although a large portion of these loans were made to businesses for commercial purposes and the source of payment for these loans is the cash that they generate from their operations, a significant decline in real property values in Southern California could result in a deterioration in some of those loans that would necessitate increases in the loan loss reserve and could result in loan write-offs that would have the effect of adversely affecting our earnings.

CHANGES IN REGULATORY POLICIES. Changes in federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserves, or changes in required asset/liability ratios, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

EFFECTS OF GROWTH. It is our intention to take advantage of opportunities to increase our business, either through acquisitions of other banks, the establishment of new banking offices or the offering of new products or services to our customers. If we do acquire any other banks or open any additional banking offices or begin offering new products or services, we are likely to incur additional operating costs that may adversely affect our income.

Additional information regarding these risks and uncertainties are contained in our Annual Report on Form 10K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission and readers of this Report are urged to review the Annual Report as well. Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loan and investment securities, deposits and borrowings. We do not engage in trading activities or participate in foreign currency transactions for our own account. Accordingly, our exposure to market risk is primarily a function of our asset and liability management activities and of changes in market rates of interest that can cause or require increases in the rates we pay on deposits that may take effect more rapidly or may be greater than the increases in the interest rates we are able to charge on loans and the yields that we can realize on our investments. The extent of that market risk, depends on a number of variables, including the sensitivity to changes in market interest rates and the maturities of our interest earning assets and our deposits. See “Rate Sensitivity” above.

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

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 14, 2002.  The only matter voted on at the Annual Meeting of Stockholders was the election of two Class I Directors for a term of three years ending at the Annual Meeting of Stockholders to be held in 2005. The only persons nominated at the Annual Meeting for election as Class I Directors were the nominees of the Board of Directors, who are identified below.

Directors Elected at Annual Meeting. Set forth below are the names of the Class I Directors that were elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

CLASS III NOMINEES AND DIRECTORS	VOTES “FOR”	VOTES “WITHHELD”
George E. Langley	4,633,528	128,590
Max Williams	4,630,705	131,413

Directors Continuing in Office.  The terms of office of the following incumbent Class II and Class III directors extend to 2003 and 2004, respectively and, therefore, they did not stand for re-election at the 2002 Annual Meeting:

CLASS II DIRECTORS	CLASS II DIRECTORS
Richard Galich O.L. Mestad George Sellers	William V. Landecena Donna Miltenberger

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 99.1        Certification of Chief Executive Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2        Certification of Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002	FOOTHILL INDEPENDENT BANCORP

	By:	/s/ CAROL ANN GRAF
Carol Ann Graf,
Senior Vice President and Chief Financial Officer

S-1

Index to Exhibits

Exhibit No.	Description of Exhibit

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1