Form 10-Q
period 2002-09-30
FOOTHILL INDEPENDENT BANCORP
filed 2002-11-13
CIK 718903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes	☒	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,528,088 shares of Common Stock as of November 12, 2002

FOOTHILL INDEPENDENT BANCORP

FORWARD LOOKING INFORMATION

          This Report contains “forward-looking” statements that set forth our current expectations or beliefs regarding our future financial performance.  Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual financial performance in the future to differ, possibly significantly, from the expectations set forth in those statements.  A discussion of those risks and uncertainties is set forth at the end of Item 2 in Part I of this Report and readers of this Report are urged to review that discussion, which qualifies the forward looking statements contained in this Report.

PART I —  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2002	December 31, 2001

ASSETS
Cash and due from banks	$31,239	$21,772
Federal funds sold	39,500	8,475

Total Cash and Cash Equivalents	70,739	30,247

Interest-bearing deposits in other financial institutions	9,009	13,258

Investment Securities Held-to-Maturity (approximate market value of $9,936 in 2002 and $13,199 in 2001)
U.S. Treasury	350	349
U.S. Government Agencies	1,941	5,542
Municipal Agencies	4,853	4,853
Other Securities	2,311	2,311

Total Investment Securities Held-To-Maturity	9,455	13,055

Investment Securities Available-For-Sale	52,406	66,688

Loans, net of unearned discount and prepaid points and fees	436,965	407,078
Direct lease financing	1,066	1,328
Less reserve for possible loan and lease losses	(4,513)	(4,206)

Total Loans & Leases, net	433,518	404,200

Bank premises and equipment	5,717	6,322
Accrued interest	2,373	2,912
Other real estate owned, net of allowance for possible losses of $0 in 2002 and $125 in 2001	387	2,182
Cash surrender value of life insurance	6,625	6,167
Prepaid expenses	715	1,433
Deferred tax asset	1,839	1,975
Federal Home Loan Bank stock, at cost	353	950
Federal Reserve Bank stock, at cost	229	229
Other assets	568	523

TOTAL ASSETS	$593,933	$550,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$198,755	$161,837
Savings and NOW deposits	133,699	117,100
Money market deposits	114,651	100,482
Time deposits in denominations of $100,000 or more	35,161	36,749
Other time deposits	51,286	59,222

Total deposits	533,552	475,390
Accrued employee benefits	2,676	2,516
Accrued interest and other liabilities	1,509	1,291
Short-term debt	—	19,092

Total Liabilities	537,737	498,289

Stockholders’ Equity
Capital stock – authorized: 25,000,000 shares $.001 par value; issued and outstanding 5,528,088 shares at September 30, 2002 and 5,514,363 at December 31, 2001	6	6
Additional Paid-in Capital	43,050	42,892
Retained Earnings	12,924	8,877
Accumulated Other Comprehensive Income	216	77

Total Stockholders’ Equity	56,196	51,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$593,933	$550,141

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans	$23,416	$23,841	$7,903	$7,818
Interest on investment securities
U.S. Treasury	11	24	3	4
Obligations of other U.S. government agencies	1,623	1,693	408	605
Municipal agencies	315	196	106	66
Other securities	295	663	98	177
Interest on deposits	147	424	47	158
Interest on Federal funds sold	306	705	148	220
Lease financing income	55	35	19	12

Total Interest Income	26,168	27,581	8,732	9,060

INTEREST EXPENSE
Interest on savings & NOW deposits	576	964	202	240
Interest on money market deposits	1,518	2,048	530	670
Interest on time deposits in denominations of $100,000 or more	683	1,866	204	464
Interest on other time deposits	1,080	2,484	308	687
Interest on borrowings	25	—	—	—

Total Interest Expense	3,882	7,362	1,244	2,061

Net Interest Income	22,286	20,219	7,488	6,999
Provision for Loan and Lease Losses	360	225	110	—

Net Interest Income After Provisions for Loan and Lease Losses	21,926	19,994	7,378	6,999

OTHER INCOME
Fees and service charges	3,868	3,828	1,178	1,252
Gain on sale SBA loans	2	23	1	21
Other	389	152	76	65

Total other income	4,259	4,003	1,255	1,338

OTHER EXPENSES
Salaries and benefits	8,551	7,414	2,899	2,605
Occupancy expenses, net of revenue of $148 in 2002 and $102 in 2001	1,863	1,860	624	635
Furniture and equipment expenses	1,202	1,156	395	383
Other expenses (Note 2)	5,452	5,485	1,675	1,847

Total Other Expenses	17,068	15,915	5,593	5,470

INCOME BEFORE INCOME TAXES	9,117	8,082	3,040	2,867

Provision for Income Taxes	3,302	2,948	1,100	1,039

NET INCOME	$5,815	$5,134	$1,940	$1,828

EARNINGS PER SHARE OF COMMON STOCK (Note 3)
Basic	$1.05	$0.93	$0.35	$0.33

Diluted	$0.99	$0.88	$0.33	$0.32

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	Number of Shares Outstanding	Capital Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE, January 1, 2001	5,243,863	$5	$37,754		$10,746	$(242)	48,263
7% Stock Dividend	361,421	1	4,626		(4,627)
Cash dividend					(1,633)		(1,633)
Exercise of stock options	38,277	—	53				53
Common stock issued under employee benefit and dividend reinvestment plans	16,376	—	208				208
Common stock repurchased, cancelled and retired	(151,468)	—	—		(1,908)		(1,908)
COMPREHENSIVE INCOME
Net Income				$5,134	5,134		5,134
Unrealized security holding losses (net of taxes $113)				624		624	624

Total Comprehensive Income				$5,758

BALANCE, September 30, 2001	5,508,469	$6	$42,641		$7,712	$382	$50,741

BALANCE, January 1, 2002	5,514,363	6	42,892		8,877	77	51,852
Cash Dividend					(1,768)		(1,768)
Exercise of stock options	6,477	—	60				60
Common stock issued under employee benefit and dividend reinvestment plans	7,248	—	98				98
COMPREHENSIVE INCOME
Net Income				$5,815	5,815		5,815
Unrealized security holding gains (net of taxes $77)				139		139	139

Total Comprehensive Income				$5,954

BALANCE, September 30, 2002	5,528,088	$6	$43,050		$12,924	$216	$56,196

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
Interest and fees received	$26,623	$28,108
Service fees and other income received	3,913	3,576
Financing revenue received under leases	55	35
Interest paid	(3,991)	(7,647)
Cash paid to suppliers and employees	(15,342)	(12,544)
Income taxes paid	(2,905)	(2,081)

Net Cash Provided (Used) by Operating Activities	8,353	9,447

Cash Flows From Investing Activities:
Proceeds from maturity of investment securities (AFS)	2,471,979	2,726,509
Purchase of investment securities (AFS)	(2,456,852)	(2,748,708)
Proceeds from maturity of investment securities (HTM)	3,600	12,805
Purchase of investment securities (HTM)	—	(2,316)
Net (increase) decrease in deposits in other financial institutions	4,249	(6,633)
Net (increase) decrease in credit card and revolving credit receivables	191	50
Recoveries on loans previously written off	27	69
Net (increase) decrease in loans	(30,234)	(6,760)
Net (increase) decrease in leases	262	(76)
Proceeds from property, plant & equipment	—	1,081
Capital expenditures	(307)	(1,622)
Proceeds from sale of other real estate owned	1,686	—

Net Cash Provided by (Used in) Investing Activities	(5,399)	(25,601)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits, NOW and savings accounts and money market deposits	67,671	51,225
Net increase (decrease) in certificates of deposit with maturities of three months or less	(4,263)	2,020
Net (decrease) in certificates of deposit with maturities of more than three months	(5,261)	(24,315)
Net increase (decrease) in short term borrowing	(19,000)	—
Proceeds from exercise of stock options	60	53
Proceeds from stock issued under employee benefit and dividend reinvestment plans	98	208
Stock repurchased and retired	—	(1,908)
Dividends paid	(1,768)	(1,633)

Net Cash Provided by Financing Activities	37,537	25,650

Net Increase (Decrease) in Cash and Cash Equivalents	40,492	9,496
Cash and Cash Equivalents at Beginning of Year	30,247	38,186

Cash and Cash Equivalents at September 30, 2002 & 2001	$70,739	$47,682

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES

	2002	2001

	$5,815	$5,134

Net Income
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	908	1,035
Provision for possible credit losses	360	225
(Gain)/loss on sale of equipment	5	(70)
(Benefit) Provision for deferred taxes	136	115
Increase/(decrease) in taxes payable	261	752
(Increase)/decrease in other assets	16	240
(Increase)/decrease in interest receivable	539	361
Increase/(decrease) in discounts and premiums	(29)	201
Increase/(decrease) in interest payable	(109)	(285)
(Increase)/decrease in prepaid expenses	718	1,918
Increase/(decrease) in accrued expenses and other liabilities	84	178
Gain on sale of other real estate owned	107	—
Increase in cash surrender value of life insurance	(458)	(357)

Total Adjustments	2,538	4,313

Net Cash Provided (Used) by Operating Activities	$8,353	$9,447

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

SEPTEMBER 30, 2002 AND 2001

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these interim condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the consolidated financial condition, consolidated operating results, changes in stockholders’ equity and consolidated cash flows of the Company for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the nine-month and three-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2002.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

NOTE #2 - OTHER EXPENSES

          The following is a breakdown of other expenses for the nine and three month periods ended September 30, 2002 and 2001.

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

	(In thousands)
Data processing	$1,071	$941	$359	$333
Marketing expenses	722	797	234	273
Office supplies, postage and telephone	844	794	289	285
Bank Insurance	399	367	128	124
Supervisory Assessments	89	95	25	32
Professional Expenses	763	1,052	177	326
Other Expenses	1,564	1,439	463	474

Total Other Expenses	$5,452	$5,486	$1,675	$1,847

NOTE #3 - EARNINGS PER SHARE

          The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,

	2002		2001		2002		2001

	Income	Shares	Income	Shares	Income	Shares	Income	Shares

Net income as reported	$5,815		$5,134		$1,940		$1,828
Shares outstanding at period end		5,528		5,508		5,528		5,508
Impact of weighting shares purchased during period		(5)		30		(1)		(5)

Used in Basic EPS	5,815	5,523	5,134	5,538	1,940	5,527	1,828	5,503
Dilutive effect of outstanding stock options		370		282		422		294

Used in Dilutive EPS	$5,815	5,893	$5,134	5,802	$1,940	5,949	$1,828	5,797

NOTE #4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          Deposits

          The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at September 30, 2002.  The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

          Notes Payable

          Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

          Commitments to Extend Credit and Standby Letters of Credit

          The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties involved.  In estimate the fair value of fixed-rate loan commitments, we also consider the difference between current levels of interest rates and committed rates.

          The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at September 30, 2002.

          The respective estimated fair values of the Company’s financial instruments at September 30, 2002 were as follows:

	September 30, 2002

	Carrying Amount	Fair Value

	(In thousands)
Financial Assets
Cash and cash equivalents	$70,739	$70,739
Investment securities and deposits	70,870	69,610
Loans	438,106	439,947
Direct lease financing	1,066	1,068
Cash surrender value of life insurance	6,625	6,625
Financial Liabilities
Deposits	$533,552	$533,674
Unrecognized Financial Instruments
Commitments to extend credit	$53,011	$530
Standby letters of credit	1,443	14

NOTE #5 – NON-PERFORMING LOANS

          The following table sets forth information regarding the Bank’s non-performing loans at September 30, 2002 and December 31, 2001.

	September 30, 2002	December 31, 2001

	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$80	$34
Real Estate	—	—
Installment loans to individuals	1	—
Aggregate Leases	—	—

Total Loans Past Due More Than 90 Days	$81	$34
Troubled Debt Restructurings (2)	1,075	1,178
Non-accrual loans (3)	2,271	2,717

Total Non-Performing Loans	$3,427	$3,929

(1)

Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.  Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3)	There were 5 loans totaling approximately $2,271,000 on non-accrual status at September 30, 2002, as compared to 6 loans totaling approximately $2,717,000 on non-accrual status at December 31, 2001.

          Management regularly reviews the loan portfolio to identify problem loans.  In addition, the Federal Reserve Board (the “FRB”), as the Bank’s principal federal regulatory agency, and the California Department of Financial Institutions (the “DFI”), as the Bank’s the principal state regulatory agency, periodically conduct examinations of the Bank during which they review the loan portfolio to identify and classify problem credits.  There are three classifications for problem loans:  “substandard,” “doubtful,” and “loss.”  Loan classified “substandard” generally have one defined weakness and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiency is not corrected.  A loan that has been classified “doubtful” has the weakness of a substandard loan with the additional characteristic that the weakness is believed, based on currently existing facts, conditions and values, to make collection or liquidation in full questionable.  A loan classified as “loss” is considered uncollectible and of such little value that the continuance of the loan as an asset of the institution is no longer warranted.

          Another category designated “special mention” is assigned to loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but which possess credit deficiencies or potential weaknesses deserving management’s close attention.

          As of September 30, 2002, the Bank’s classified loans consisted of $5,284,000 of loans classified as substandard.  There were no loans classified as doubtful.  The $5,284,000 of loans classified as substandard were comprised of $3,014,000 of performing and accruing loans and $2,271,000 of non-accrual loans.

NOTE #6 - RESERVE FOR LOAN AND LEASE LOSSES

          The reserve for loan and lease losses is a general reserve established to absorb potential losses inherent in the entire portfolio of loans and leases.  The level of and ratio of additions to the reserve are based on periodic analyses conducted of the loan and lease portfolio and, at September 30, 2002, the reserve reflected an amount which, in management’s judgment, was adequate to provide for potential loan losses.  In evaluating the adequacy of the reserve, management considers a number of factors, including the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors.  In addition, the FRB and the DFI, as part of their periodic examinations of the Bank, review and make their own evaluations concerning the adequacy of the reserve.  On the basis of those examinations, those agencies may require the Bank to recognize additions to the reserve.  The Bank was most recently examined by the FRB as of December 31, 2001.

          The reserve for loan and lease losses at September 30, 2002, was $4,513,000 or 1.03% of total loans and leases.  Additions to the reserve are effectuated through the provision for loan losses which is an operating expense of the Company.

          The following table provides certain information with respect to the reserve for loan and lease losses at the end of, and loan charge-off and recovery activity for, the periods presented below.

	September 30, 2002	December 31, 2001

	(Dollars in thousands)
Reserve for Loan Losses
Balance, Beginning of period	$4,206	$3,692

Charge-Offs
Commercial, financial and agricultural	(76)	(46)
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer loans	(18)	(40)
Lease Financing	—	—
Other	—	—

Total Charge-Offs	(94)	(86)

Recoveries
Commercial, financial and agricultural	39	46
Real estate – construction	—	20
Real estate – mortgage	—	16
Consumer loans	2	20
Lease Financing	—	—
Other	—	—

Total Recoveries	41	102

Net Recoveries (Charge-Offs) during period	(53)	16
Provision Charged to Operations during period	360	498

Balance, End of period	$4,513	$4,206

Net Charge-Offs to Average Loans Outstanding during period ended	0.013%	-0.004%

Reserve for Loan Losses to Total Loans	1.030%	1.030%

          In accordance with SFAS No. 114 (as amended by SFAS No. 118), “Accounting by Creditors for Impairment of a Loan,” a loan identified as being “impaired” is measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Loan impairment is evaluated on a loan-by-loan basis as part of normal loan review procedures of the Bank.

NOTE #7 - MARKET RISK

          We utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet.  This sensitivity analysis is compared to policy limits which specify maximum tolerance level for net interest income exposure over a one year horizon assuming no balance sheet growth, given 100 and 300 basis point upward and downward shifts in interest rates.  Parallel and pro rata shifts in rates over a 12-month period are assumed.

          The following reflects the Company’s net interest income sensitivity analysis as of September 30, 2002 (with dollars stated in thousands):

SIMULATED RATE CHANGES	ESTIMATED NET INTEREST INCOME SENSITIVITY	MARKET VALUE

		ASSETS	LIABILITIES

+100 basis points	-4.95%	$595,026	$535,599
+300 basis points	-8.85%	$578,823	$534,638
-100 basis points	2.14%	$613,381	$536,528
-300 basis points	-3.68%	$634,348	$536,917

          The Company does not engage in any hedging activities and does not have any derivative securities in its portfolio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          During 2001 the Federal Reserve Board adopted and implemented a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy which was heading into recession.  As a result, during the nine months ended September 30, 2001 the prime rate of interest charged by most banks declined from 9.5% to a low of 6.0%. That monetary policy has continued into 2002, as the hoped for economic recovery has been slow to develop and, during the nine months ended September 30, 2002, the prime rate declined further to 4.75%.  As a result, the average rates of interest earned on our interest earning assets for the quarter and nine months ended September 30, 2002 declined to 6.58% and 6.77%, respectively, from 7.64% and 7.97%, respectively, during the same periods of 2001.

          Despite the decline in prevailing market rates of interest, we were able to increase net earnings by $112,000, or 6.1%, and $681,000, or 13.3%, respectively, during the quarter and nine month periods ended September 30, 2002.  On a fully diluted per share basis, net earnings increased by 3.1% to $0.33 in the three months ended September 30, 2002 and by 12.5% to $0.99 for the nine months ended September 30, 2002, from $0.32 per diluted share in the three months, and from $0.88 per diluted share in the nine months, ended September 30, 2001, respectively.  Those increases were due primarily to increases in net interest income, which were primarily attributable to decreases of 57.4% and 47.6% in interest expense in the quarter and nine months ended September 30, 2002 as a result of declines in prevailing market rates of interest and a decline in the average volume of time deposits outstanding.  Those decreases in interest expense more than offset declines of 3.6% and a 5.1%, respectively, in interest income for the same periods that also were attributable primarily to the decline in prevailing market rates of interest.  Those declines in interest income were partially mitigated by the effects on interest income of increases in the volume of our outstanding loans in both the three and nine month periods ended September 30, 2002.  See the discussion below under the caption entitled “Net Interest Income.”

          The following table sets forth the Company’s annualized returns on average assets and average equity during that three and nine month periods ended September 30, 2002 as compared to the corresponding three and nine month period of 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Annualized Returns on Average Assets	1.33%	1.39%	1.37%	1.34%
Annualized Returns on Average Equity	13.97%	14.66%	14.36%	13.97%

            Net Interest Income.  Net interest income represents the difference or “spread” between the interest earned on interest-earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, which in the case of the Company consists principally of deposits.  Net interest income increased by $489,000, or 7.0%, and by $2,067,000, or 10.2%, in the three and nine month periods ended September 30, 2002, respectively, as compared to the same three and nine month periods of 2001.  Those increases were primarily the result of reductions in interest expense of 57.4% and 47.6% in the quarter and nine months ended September 30, 2002, respectively, that were attributable to lower market rates of interest on deposits and, to a lesser extent, reductions in the average volume of outstanding time deposits, including those in denominations of $100,000 or more (“TCDs”).  The lowering of interest rates on deposits was primarily due to actions taken by the Federal Reserve Board to lower market rates of interest in order to stimulate the economy.  The reduction in deposits was primarily attributable to a decision made by management to lower rates of interests on time deposits in order to discourage their renewal and thereby reduce the volume outstanding at the Bank.  The declines in interest expense in the quarter and nine months ended September 30, 2002 more than offset decreases of $328,000 or 3.6% and $1,413,000 or 5.1%, respectively, in interest income, that also were primarily attributable to declining market rates of interest.  However, we were able to mitigate, partially, the impact of declining interest rates on our net interest income by implementing marketing programs that increased the volume of our outstanding loans which generate higher yields than other interest earning assets.

     Rate Sensitivity and Net Interest Margin

            Rate Sensitivity.  Like other banks and bank holding companies, our net interest margin (that is, the difference between yields we are able to realize on loans and on other interest earning assets and the interest we pay on deposits) is affected by a number of factors, including the relative percentages or the “mix” of:

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

            As a general rule, a bank with a relatively high percentage of fixed-rate loans will experience a decline in interest income during a period of increasing market rates of interest, because it will be unable to “reprice” its fixed rate loans to fully offset the increase in the rates of interest it must offer to retain maturing time deposits and attract new deposits.  Similarly, a bank that relies heavily on time deposits to fund loans and investments generally will experience greater increases in interest expense, and therefore, a decrease in net interest income, during a period of increasing market rates of interest than a bank with a greater percentage of demand and savings deposits which generally bear lower interest rates and are less sensitive to changes in market rates of interest than time deposits.  By contrast, during a period of declining market rates of interest, a bank with a higher percentage of variable loans, as a general rule, will experience a decline in net interest income because such loans usually contain automatic repricing provisions that are “triggered” by declines in market rates of interest; whereas offsetting reductions in the rates of interest paid on time deposits cannot be implemented until they mature, at which time a bank can seek their renewal at lower rates of interest or allow such deposits to “run off” (that is, be withdrawn) in order to reduce interest expense.

            However, the impact of changes in interest rates on net interest income also can be affected by changes in the volume of loans or interest bearing deposits.  In the three and nine month periods ended September 30, 2002, we were able to achieve increases of $489,000 and $2,067,000, respectively, in our net interest income, as compared to the same periods of 2001, due not only to the decline in interest rates paid on interest bearing deposits, but also to a decline in the volume of our higher priced time deposits that resulted from a decision we made to allow those deposits to “run off” rather than to seek their renewal and an increase in loan volume.

            Net Interest Margin.  We attempt to reduce our exposure to market risks associated with interest rate fluctuations by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCDs and other time deposits, and (ii) to match opportunities to “reprice” earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits.  We have continued sales and marketing programs that are designed to increase our loan volume and, also the volume of our demand and savings deposits.  During the nine months ended September 30, 2002, the average volume of loans outstanding increased by $48,199,000, or 13%, and the average volume of demand, savings and money market deposits increased to 82% of average total deposits, as compared to 76% for the corresponding nine month period of 2001. At the same, TCDs and other time deposits declined to 18% of average total deposits during the nine months ended September 30, 2002 from 24% in the same period of 2001.  Assuming that there is modest economic growth, we currently expect that we will be able to achieve additional loan growth, and that time deposits, as a percentage of total deposits, will remain at about the same levels, during the balance of the current fiscal year.  However, we may find it necessary or prudent to increase time deposits to fund increases in loan volume.

            Our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) declined in the quarter and nine months ended September 30, 2002 to 5.66% and 5.77%, respectively, from 5.93% and 5.86%, respectively, for the same periods of 2001.  Those declines were due primarily to the decrease in interest rates mentioned above.  However, notwithstanding those declines, we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the “Peer Group Banks”) because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks.

            The ability to maintain our net interest margin is not entirely within our control because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas.  On November 6, 2002 the Federal Reserve Board announced a further reduction in interest rates in order to stimulate the economy, which we believe will put additional downward pressure on our net interest margin (as well as on the net interest margin of most depository institutions).

            In addition, the effect on a bank’s net interest margin of changes in market rates of interest is affected by the types and maturities of its deposits and earning assets.  For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature.  In addition, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which also will affect a bank’s net interest margin.

     Provision for Loan Losses

            Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve (the “Loan Loss Reserve”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business.  When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to its realizable value.  This reduction, which is referred to as a loan "charge-off," is charged against the Loan Loss Reserve.  The amount of the Loan Loss Reserve is increased periodically (i) to replenish the Reserve after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans and (iii) to take account of increases in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans, or due to adverse changes in national or local economic conditions.  Those increases and additions are made through a charge against income referred to as the “provision for loan and lease losses.”  Recoveries of loans previously charged-off are added back to and, therefore, also have the effect of increasing, the Loan Loss Reserve.  Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Loan Loss Reserve and, thereby, also the amount of the provisions that we make for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control.  See the discussion below under the caption “Risks and Uncertainties That Could Affect Future Financial Performance.”  In the event those judgments or forecasts are proven, by subsequent events or circumstances, to have been incorrect, it could become necessary in the future to increase the Loan Loss Reserve by making additional provisions for loan losses that would adversely affect our operating results.

            We made provisions for potential loan losses of $110,000 and $360,000, respectively, in the three and nine month periods ended September 30, 2002.  We did not make a provision for potential loan losses in the quarter ended September 30, 2001.  The provision for the nine months ended September 30, 2001 was $225,000.  At September 30, 2002, the Loan Loss Reserve was approximately $4,513,000 or 1.03% of total loans outstanding, compared to approximately $3,961,000 or 1.06% of total loans outstanding at September 30, 2001.  Net loan charge-offs (loan charge-offs less recoveries of previously charged off loans) during the nine months ended September 30, 2002 aggregated $53,000, representing approximately thirteen hundredths of one percent (0.013%) of average loans and leases outstanding.  For the same period of 2001, recoveries of previously “charged-off” loans exceeded loan charge-offs by $44,000.  See Note 6 to our Condensed Consolidated Financial Statements contained in this Report for additional information with respect to an analysis of our loan and lease loss experience for the nine months ended September 30, 2002 and the fiscal year ended December 31, 2001.

            Other Income.  Other income decreased by $83,000, or 6.2% in the quarter ended September 30, 2002 as compared to the same quarter of 2001, due primarily to decreases in transaction fees and services charges collected on deposits and other banking transactions, and, to a lesser extent , a decrease in the gains on the sale of SBA loans in the quarter.  During the nine-month period ended  September 30, 2002, other income increased by $256,000, or 6.4%, compared to the same period of 2001, due to a number of factors including a $107,000 gain on a sale, completed in the second quarter of 2002, of a parcel of real property which the Bank had acquired by foreclosure several years previously.

            Other Expense.  Other expense (also known as “non-interest expense”), consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs, and professional expenses.

            In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits as a means of maintaining the Bank’s net interest margin, it has been our policy to provide a higher level of personal service to our customers than the level of services that is typically provided by many of our competitors.  As a result, we have more banking personnel than many of our competitors of comparable size, which is reflected in our non-interest expense.  However, we believe that this higher level of service has helped us to retain our customers and enabled us to achieve an average net interest margin that exceeds the average net margin of the banks in our Peer Group.

            Non-interest expense increased approximately by $123,000, or 2.2%, and by $1,153,000, or 7.2%, in the quarter and nine-months ended September 30, 2002, respectively, compared to same respective periods of 2001, primarily due to increases in employee compensations and benefits and the addition of banking personnel.  However, notwithstanding that increase, we were able to improve our efficiency ratio (that is, basically, the ratio of non-interest expense to the sum of our net interest income and other income, as adjusted to eliminate items of non-recurring expense and income) to 64.5% and 64.2% for the quarter and nine-months ended September 30, 2002, respectively, from 66.0 and 66.2%, respectively, in the quarter and nine months ended September 30, 2001.  The improvements in our efficiency ratio were due primarily to the increases we were able to achieve in net interest income in the quarter and nine months ended September 30, 2002.

            Income Taxes.  Income taxes increased by approximately $61,000, or 5.9%, and $354,000, or 12.0%, during the quarter and nine-months ended September 30, 2002 compared to the same respective periods of 2001, primarily as a result of the increases in pre-tax income.

            The provision that we make for income taxes is based on, among other things, the ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability.  As of September 30, 2002, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $1,839,000.  Such tax benefits expire over time unless used and the realization of those benefits is dependent on generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration.  We have made a judgment that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits.  In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits, by increasing the provision we make for income taxes, which would have the effect of reducing our net income.

FINANCIAL CONDITION

     Assets and Deposits

            Our total assets increased during the nine months ended September 30, 2002 by $43,792,000 or 8.0% from our total assets at December 31, 2001.  Contributing to that increase was an increase of $48,199,000, or 13% in the average volume of loans outstanding.  At September 30, 2002, the volume of demand, money market and savings deposits at the Bank was $67,686,000, or 17.8%, higher than at December 31, 2001, while the volume of time deposits, including TCDs, was $9,524,000, or 9.9%, lower than at December 31, 2001.

     Liquidity Management

            We have established liquidity management policies which are designed to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals.  In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and in deposit withdrawals and maturities.  At September 30, 2002, the principal sources of liquidity consisted of $31,239,000 of cash and demand balances due from other banks; $39,500,000 in Federal funds sold; and $15,000,000 in an overnight repurchase agreement, which, together, totaled $85,739,000, as compared to $30,247,000 at December 31, 2001.  Other sources of liquidity include $29,682,000 in securities available-for-sale, of which approximately $225,000 mature within one year; and $9,009,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less.  Additionally, substantially all of our installment loans and leases, the amount of which aggregated $5,755,000 at September 30, 2002, require regular installment payments from customers, providing us with a steady flow of cash funds.

            We also have a $29,329,000 credit line with the Federal Home Loan Bank which is secured by a pledge of some of our outstanding loans.  In late December 2001 we borrowed $19,000,000 under that credit line to fund increases in loans and seasonal withdrawals of demand and savings deposits which typically occur during the holiday season.  We repaid those borrowings in their entirety at the end of January 2002 and, as of September 30, 2002, there were no borrowings outstanding under that credit line.  We also have established credit facilities under which we may borrow up to $13,000,000 of Federal funds from other banks and we have approval from the Federal Reserve Bank of San Francisco to establish an account that will also allow us to borrow at its discount window should the need arise.  We expect that we may make use of the Federal Home Loan Bank credit line and other credit facilities in the future primarily to fund our short term cash requirements during periods of either significant loan growth or increased deposit withdrawals.

            We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and other credit facilities, will be sufficient to enable us to meet increases in demand for loans and leases and increases in deposit withdrawals that might occur in the foreseeable future.

     Capital Resources

            It has been the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth.  At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective.  Pursuant to that policy, the Company has paid regular quarterly cash dividends since September of 1999 and, in October 2002, the Board of Directors declared a 13th consecutive quarterly cash dividend, of $0.11 per share, which was paid on November 12, 2002 to shareholders of record as of October 29, 2002.

            We continue to evaluate and explore opportunities to expand our market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets.  The number of independent banks based in our market areas has declined significantly, due to a consolidation in the banking industry that occurred approximately two to three years ago.   We believe that this consolidation has created opportunities for us to increase our market share in those areas.  We have taken advantage of those opportunities by establishing a substantial number of new customer relationships and increasing the volume of our demand, savings and money market deposit balances.  We also opened a branch banking office in the city of Temecula, California, in December of 2000, which is our 12th banking office, and we believe that there are still additional expansion and growth opportunities that we plan to take advantage of in the future.

     Regulatory Capital Requirements

            Federal banking agencies require banks to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital (essentially, the sum of a bank’s capital stock and retained earnings, less any intangibles) to risk-adjusted assets of 4%.  In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.  For a banking organization rated in as a “well capitalized” institution (which is the highest of the five categories used by regulators to rate banking organizations), the minimum leverage ratio of Tier 1 capital to total assets must be 3%. Federal and state bank regulatory agencies also have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

            The risk-based capital ratio is determined by weighting our assets in accordance with certain risk factors and, the higher the risk profile the assets, the greater is the amount of capital that is required in order to maintain an adequate risk-based capital ratio, which generally is at least 8%.  Additionally, the level of supervision to which a bank will be subject by federal bank regulatory authorities will depend largely on extent to which a bank meets or exceeds federally mandated leverage capital ratios.  A bank that maintains a leverage capital ratio of 5% or more will generally be categorized by federal bank regulatory agencies as “well capitalized” and, therefore, as a general matter will be subject to less extensive regulatory supervision than banks with lower leverage capital ratios.

            The Tier 1 capital and Tier 1 risk-based capital ratios of the Bank compare favorably with those of its Peer Group Banks and exceed minimum regulatory requirements.

            The following table compares, as of September 30, 2002, the actual capital ratios of the Company and the Bank to the capital ratios that they are required to meet under applicable banking regulations:

	Company Actual	Bank Actual	For Capital Adequacy Purposes	To Be Categorized as Well Capitalized

Total Capital to Risk Based Assets	12.6%	12.5%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	11.7%	11.6%	4.0%	6.0%
Tier 1 Capital to Average Assets	9.6%	9.5%	4.0%	5.0%

RISKS AND UNCERTAINTIES REGARDING FUTURE FINANCIAL PERFORMANCE

            This Report, including this Section, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements regarding our expectations or beliefs about our future financial performance (including statements concerning business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Our actual financial results in future periods may differ, possibly materially, from those forecast, or identified as expected or anticipated, in this Report due to a number of risks and uncertainties.  In addition to the risks and uncertainties discussed above in this Report, such risks and uncertainties include, although they are not limited to, the following:

            INCREASED COMPETITION.  Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require us to reduce interest rates and loan fees to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce our interest income or increase our interest expense, thereby reducing our net interest margins.

            POSSIBLE ADVERSE CHANGES IN ECONOMIC CONDITIONS.  Adverse changes in economic conditions, either national or local, could (i) reduce loan demand which could, in turn, reduce interest income and net interest margins; (ii) weaken the financial capability of borrowers to meet their loan obligations which, in turn, could result in increases in loan losses and require increases in reserves for possible loan losses, thereby adversely affecting earnings; and (iii) lead to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through sales of such real properties.

            POSSIBLE ADVERSE CHANGES IN FEDERAL RESERVE BOARD MONETARY POLICIES.  Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets and, thereby, reduce net interest margins.  As discussed above in this Report, over the past 21 months the Federal Reserve Board lowered market rates of interest to stimulate the national economy.  Those reductions have caused our net interest margin to decline and could continue to do so in the future.  Additionally, on November 6, 2002, the Federal Reserve Board announced a further reduction in interest rates that could further reduce our interest income and net interest margin.

            REAL ESTATE MORTGAGE LOANS.  Approximately 87% of the Bank’s loans are secured by deeds of trust or mortgages on real property.  Although a significant portion of these loans were made to businesses for commercial purposes and the primary source of payment for these loans is the cash that they generate from their operations, a significant decline in real property values in Southern California could result in a deterioration in some of those loans that would necessitate increases in the loan loss reserve and could result in loan write-offs that would adversely affect our earnings.

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

            Additional information regarding these risks and uncertainties is contained in our Annual Report on Form 10K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission and readers of this Report are urged to review the Annual Report as well.  Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument.  The value of a financial instrument may change as a result of changes in interest rates and other market conditions.  Market risk is attributed to all market risk sensitive financial instruments, including loan and investment securities, deposits and borrowings.  We do not engage in trading or hedging activities or participate in foreign currency transactions for our own account.  Accordingly, our exposure to market risk is primarily a function of our asset and liability management activities and of changes in market rates of interest that can cause or require increases in the rates we pay on deposits that may take effect more rapidly or may be greater than the increases in the interest rates we are able to charge on loans and the yields that we can realize on our investments.  The extent of that market risk, depends on a number of variables, including the sensitivity to changes in market interest rates and the maturities of our interest earning assets and our deposits.  See “Results of Operations -- Rate Sensitivity” in Item 2 of this Report.

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

ITEM 4.          CONTROLS AND PROCEDURES

            Within the past 90 days, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did we find any significant deficiencies or material weaknesses that would have required corrective actions to be taken with respect to those controls.

PART II— OTHER INFORMATION

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

Date: November 12, 2002	FOOTHILL INDEPENDENT BANCORP

	By:	/s/ CAROL ANN GRAF

Carol Ann Graf, Senior Vice President and Chief Financial Officer

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, George E. Langley, Chief Executive Officer of Foothill Independent Bancorp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Foothill Independent Bancorp;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ GEORGE E. LANGLEY

George E. Langley President and Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Carol Ann Graf, Chief Financial Officer of Foothill Independent Bancorp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Foothill Independent Bancorp;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ CAROL ANN GRAF

Carol Ann Graf Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1