Form 10-K
period 2002-12-31
FOOTHILL INDEPENDENT BANCORP
filed 2003-03-28
CIK 718903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

Rights to Purchase Common Stock

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)  Yes  ☐     No  ☒.

The aggregate market value of voting shares held by non-affiliates of Registrant as of June 28, 2002, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $67,706,000.

As of March 24, 2003, there were 5,978,799 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise indicated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2003 Annual Meeting to be filed with the Commission on or before April 30, 2003.

FOOTHILL INDEPENDENT BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

i

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trend in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part II of this Report in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Information and Uncertainties Regarding Future Financial Performance” and readers of this Report are urged to read the cautionary statements contained in that Section of this Report.

Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

Foothill Independent Bancorp (the “Company”) is a one-bank holding company, organized in 1982 and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), which owns all of the capital stock of Foothill Independent Bank, a California state-chartered bank (the “Bank”). The Company, like other bank holding companies in the United States, is subject to regulation, supervision and periodic examination by the Board of Governors of the Federal Reserve System (commonly known as the “Federal Reserve Board”).

The Bank, which was organized and commenced business operations in 1973, conducts a commercial banking business in the contiguous counties of Los Angeles, San Bernardino and Riverside, California, and as of December 31, 2002 had total assets of $604,570,000. The Bank is an FDIC insured state bank and member of the Federal Reserve System. As such it is also is subject to regulation, supervision and periodic examination by the Federal Reserve Board and also by the California Department of Financial Institutions. See “Supervision and Regulation” below in this Section of this Report.

Until July 18, 2000, the Company was a California corporation. With the approval of the Company’s shareholders, on that date, the Company was re-incorporated as a Delaware corporation and our articles of incorporation were amended in several respects. Reference is hereby made to the Company’s Current Report on Form 8-K dated July 18, 2000 for additional information regarding the Delaware reincorporation and those amendments to the Company’s articles of incorporation. No changes were made to the state of incorporation or to the articles of incorporation of the Bank.

THE BANK

The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of commercial and business loans, including credit lines and accounts receivable and inventory financing, real estate mortgage and construction loans and consumer installment loans. In addition, the Bank provides safe deposit, collection, travelers checks, notary public and other customary non-deposit banking services. The Bank currently operates 12 banking offices, one in each of the communities of Glendora, Upland, Claremont, Irwindale, Ontario, Rancho Cucamonga, Covina, Glendale, Corona, Chino, Monrovia, and Temecula California, which are located in the area of Southern California that includes (i) the San Gabriel Valley of Los Angeles County, and (ii) the western portions of San Bernardino and the western and southern portions of Riverside Counties, which together are commonly known as the “Inland Empire.” The Bank’s organization and operations have been designed primarily to meet the banking needs of individuals and small-to-medium sized businesses.

The Bank emphasizes personalized service and convenience of banking and attracts banking customers by offering services that are designed to meet the banking requirements of the customers in its communities. Drive-up or walk-up facilities and 24-hour Automated Teller Machines (“ATM’s”) are available at all of its banking offices. The Bank also offers a computerized telephone service, which enables customers to obtain information concerning their bank deposit accounts telephonically at any time day or night, and the Bank offers Internet banking services to consumers and business customers. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent allowed by law. As a California state-chartered bank that is a member of the Federal Reserve System (a “state member bank”), the Bank is subject to regulation, supervision and periodic examination, at the state level, by the California Department of Financial Institutions (the “DFI”), and, at the Federal level, by the Federal Reserve Board. See “Supervision and Regulation—Foothill Independent Bank.”

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIALS

The following table sets forth the condensed average balances for each principal category of our consolidated assets and liabilities and also of our stockholders’ equity for each of the years in the three year period ended December 31, 2002. Average balances are based on daily averages for the Bank and monthly averages for the Company, since the Company does not maintain daily average information. We believe that the differences between monthly and daily average data (where monthly data has been used) are not significant. (Dollars are set forth in thousands.)

	Year Ended December 31,
	2002		2001		2000
	Average Balances	Percent of Total	Average Balances	Percent of Total	Average Balances	Percent of Total
Assets
Investment Securities—Taxable	$48,749	8.5%	$63,760	12.3%	$52,330	10.8%
Investment Securities—Non-Taxable	8,119	1.4	5,060	1.0	5,636	1.2
Federal Funds Sold & Repos	40,504	7.1	21,043	4.0	17,436	3.6
Due from Banks—Time Deposits	7,544	1.3	12,119	2.3	4,175	0.9
Loans	422,598	73.6	370,882	71.5	359,866	74.1
Direct Lease Financing	1,160	0.2	951	0.2	1,443	0.3
Reserve for Loan and Lease Losses	(4,378)	(0.8)	(3,889)	(0.7)	(4,798)	(1.0)

Net Loans and Leases	419,380	73.0	367,944	71.0	356,511	73.4

Total Interest Earning Assets	524,296	91.3	469,926	90.6	436,088	89.9
Cash and Non-interest Earning Deposits	29,610	5.2	27,690	5.3	26,531	5.5
Net Premises, Furniture and Equipment	5,206	0.9	5,864	1.1	6,550	1.3
Other Assets	14,722	2.6	16,163	3.0	16,484	3.3

Total Assets	$573,834	100.0%	$519,643	100.0%	$485,653	100.0%

Liabilities and Stockholders Equity
Savings Deposits(1)	$242,304	42.2%	$201,183	38.7%	$179,465	37.0%
Time Deposits	88,824	15.5	108,989	21.0	111,405	22.9
Short-term Borrowings	0	—	260	0.1	1,508	0.3
Long-term Borrowings	667	0.1	—		4	—

Total Interest-Bearing Liabilities	331,795	57.8	310,432	59.8	292,382	60.2
Demand Deposits	181,680	31.7	155,828	30.0	142,133	29.3
Other Liabilities	5,655	1.0	3,779	0.7	4,067	0.8

Total Liabilities	519,130	90.5	470,039	90.5	438,582	90.3
Stockholders’ Equity	54,704	9.5	49,604	9.5	47,071	9.7

Total Liabilities and Stockholders’ Equity	$573,834	100.0%	$519,643	100.0%	$485,653	100.0%

(1)	Includes NOW, Super NOW and Money Market Account.

DEPOSITS

Deposits represent the Bank’s primary source of funds that it uses to fund its interest earning assets, principally loans and investment securities. The following table sets forth, as of December 31, 2002, the different categories of deposits maintained at the Bank and the number of deposit accounts, the average balance of each account and the aggregate dollar amount of the deposits in each such category:

Type of Deposit Account	Number of Accounts	Average Account Balance	Total Deposits
Demand	20,173	$9,829	$198,286,000	(1)
Money market	9,124	21,745	198,398,000	(2)
Savings	10,309	5,152	53,113,000
TCDs(3)	244	141,172	34,446,000
Other time deposits(3)	2,455	20,479	50,319,000

(1)	Includes $2,383,000 of municipal and other government agency deposits.
(2)	Includes $7,318,000 of municipal and other government agency deposits.
(3)	In this Report, we will use the term “TCDs” to mean time certificates of deposit in denominations of more than $100,000, the term “other time deposits” too mean certificates of deposit in denominations of $100,000 or less; and the term “time deposits” to mean TCDs and other time deposits, collectively.

During the twelve months ended December 31, 2002, average demand deposits increased by approximately $25,852,000 or 16.6%; average money market checking account deposits increased by approximately $34,548,000 or 21.6%; average savings deposits increased by approximately $6,575,000 or 15.8%; and average time deposits decreased by approximately $20,165,000 or 18.5%, which was the result of a decrease of $9,592,000 in TCDs and a decrease of approximately $10,573,000 in other time deposits.

Although there are some business and public agency customers that carry large deposits with the Bank, the Bank does not believe it is dependent on a single customer or a few customers for its deposits. Most of the Bank’s deposits are obtained from individuals and small and moderate size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effect on liquidity which can result from the loss of a substantial depositor. No individual, corporate or public agency depositor accounted for more than approximately 2% of the Bank’s total deposits and the five largest deposit accounts represented, collectively, 6% of total deposits.

THE LOAN PORTFOLIO

Loan Products.    We offer a diverse line of loan products, including commercial loans and credit lines, SBA guaranteed business loans, accounts receivable and inventory financing, real estate mortgage and construction loans and consumer loans.

The following table sets forth the types of loans made by the Bank and the amounts (in thousands of dollars) of the loans, by type, that were outstanding at December 31, 2002, 2001 and 2000, respectively.

	December 31,
Types Of Loans(1)	2002	2001	2000
Commercial, Financial and Agricultural	$44,136	$46,936	$44,269
Real Estate Construction	34,492	16,091	12,647
Real Estate Mortgage(2)	357,707	338,769	303,456
Consumer Loans	4,073	4,718	6,400
Lease Financing(3)	1,211	1,328	1,164
All other Loans (including overdrafts)	508	656	679

Subtotal:	442,127	408,498	368,615
Less:
Unearned Discount	(67)	(92)	(141)

Reserve for Loan and Lease Losses	(4,619)	(4,206)	(3,692)

Total	$437,441	$404,200	$364,782

(1)	All of the Bank’s loans have been made to borrowers in the United States.
(2)	A portion of these loans were made, not for the purpose of financing real properties, but for commercial or agricultural purposes. However, in accordance with the Bank’s credit policies, such loans were secured by deeds of trust on real properties and, therefore, are classified as real mortgage loans.
(3)	Lease financing includes residual values of $0 for 2002; $0 for 2001; and $0 for 2000, and is net of unearned income of $118,000 for 2002; $158,000 for 2001; $72,000 for 2000; and $248,000 for 1999.

Commercial Loans.    The commercial loans we offer include secured and unsecured loans with maturities ranging from 12 to 120 months; SBA guaranteed business loans with terms not to exceed 10 years; and accounts receivable financing for terms not exceeding 12 months. In order to mitigate the risk of borrower defaults, we generally require collateral to support the credit, personal guarantees from the owners of the businesses that are borrowing, or both. In addition, all loans must have well-defined primary and secondary sources of repayment. Generally, lines of credit are granted for no more than a 12-month period and are subject to more frequent periodic reviews.

We also offer asset-based lending products that involve a higher degree of risk in that the loan is designed for those borrowers who do not quality, under our loan underwriting criteria, for unsecured lending. Typically, these borrowers consist of companies that are growing rapidly, but which cannot internally fund their growth without borrowings. Usually, the collateral for such loans consists of accounts receivable and inventory. We mitigate our risk by requiring loan-to-(collateral) value ratios of not more than 80% and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio. These loans often are further supported by real estate as additional collateral.

Commercial loans, including accounts receivable financing, are generally made to businesses that have been in operation for at least three years. In addition, to qualify for these loans, a borrower usually is required to have a debt-to-net worth ratio of not more than four-to-one; operating cash flow sufficient to demonstrate the ability to pay obligations as they become due; and a good payment history as evidenced by a credit report.

Real Estate Loans.    Nonresidential real estate loans make up approximately 82.7% of our real estate loan portfolio, and substantially all of those loans are secured by first trust deeds. The remainder of our real estate loans are secured by first and second deeds of trust on residential real property.

Loans secured by nonresidential real estate often involve loan balances to single borrowers or groups of related borrowers, and generally involve a greater risk of nonpayment, than do mortgage loans secured by single and multi-family dwellings. Payments on loans secured by nonresidential real estate depend to a large degree on results of operations and dependable cash flows generated from the respective businesses of the borrowers or tenants in the property. As a result, repayment of these loans is affected by changes in the economy in general or by the real estate market more specifically. Accordingly, the nature of this type of loan makes it more difficult to monitor and evaluate. Consequently, personal guarantees from the owners of the borrowers are typically required.

A customer seeking to obtain a commercial real estate loan must have a good payment record and the property must generate a cash flow that will cover the debt service of the loan by at least 1.25-to-1. If the property is owner-occupied, the owner’s business generally must have a debt coverage ratio of at least 1.50-to-1 on its obligations. In addition, we require adequate insurance on the property to protect the collateral value. Generally, these types of loans are written for maximum terms of 10 years with loan-to-value ratios of not more than 70%.

Consumer Loans.    We offer a wide variety of products to consumers including personal installment loans, lines of credit and credit cards. We design these products to meet the needs of our customers and some are made at fixed rates of interest and others at adjustable rates. Consumer loans often entail greater risk than real estate mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles, which may not provide an adequate source of loan repayment in the event of a default by the borrower. As a result, consumer loan collections are dependent on borrowers’ ongoing financial stability. Furthermore, bankruptcy and insolvency laws may limit the amount that can be recovered on such loans. We require the borrower to have a good payment record and, typically, a debt to asset ratio of not more than 45%.

Past Due, Restructured and Non-Accrual Loans.    The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. We follow the practice of specifically identifying loans that have become past due, either as to interest or principal, for more than 90 days. Such loans are given special attention by our credit officers and additional efforts are made to get the borrowers to bring their loans current or to provide additional collateral to reduce the risk of potential losses on those loans. Additionally, the Bank sometimes renegotiates the payment terms of loans to permit the borrower to defer interest or principal payments in those instances where it appears that the borrower is encountering temporary or short-term financial difficulties and the Bank believes the deferral will reduce the likelihood of an eventual loss on the loan. When we have reason to believe that continued payment of interest and principal on any loan is unlikely, the loan is placed on non-accrual status (that is, accrual of interest on the loan is discontinued and, therefore, it ceases to be an earning asset for the Bank) and we increase our efforts to recover the amounts due us, which may include the initiation of foreclosure proceedings against the collateral securing the loan.

The table which follows sets forth, as of the end of each of the years in the five year period ended December 31, 2002, the amounts of the Bank’s loans (i) that were more than 90 days past due, (ii) as to which the terms of payment had been renegotiated (referred to as “troubled debt restructurings”), and (iii) that had been placed on non-accrual status.

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Loans More Than 90 Days Past Due(1):
Aggregate Loan Amounts:
Commercial	$—	$34	$—	$148	$8
Real Estate	—	—	—	50	—
Consumer	5	—	17	4	12
Aggregate Leases	—	—	—	—	17
Troubled Debt Restructurings(2)	1,096	1,178	858	1,780	3,042
Non-Accrual Loans(3)	1,455	2,717	2,319	6,068	6,347

	$2,556	$3,929	$3,194	$8,050	$9,426

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.
(2)	The terms of the restructured loans did not involve any interest deferrals, and the amounts of interest collected in 2002, 2001, 2000, 1999 and 1998 were those required to have been paid in accordance with the original terms of those loans.
(3)	There were 4 loans on non-accrual status at December 31, 2002, 6 loans at each of December 31, 2001 and December 31, 2000, 14 loans at December 31, 1999, and 16 loans at December 31, 1998. The interest amounts that would have been collected on these loans had they remained current in accordance with their original terms were $117,000 in 2002, $197,000 in 2001, $644,000 in 2000, $819,000 in 1999, and $967,000 in 1998.

In accordance with Statement of Financial Accounting Standards N. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114”), as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures” (“SFAS 118”), we consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect the entire amount due according to the contractual terms of the loan agreement. In determining impairment, we primarily evaluate those loans, both performing and non-performing, that are large non-homogenous loans in our commercial and real estate mortgage and construction loan portfolios which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased financial difficulties. In general, payment delays of less than 90 days or payment shortfalls of less than 1% are deemed insignificant and, for that reason, would not necessarily result in classification of a loan as impaired. However, we consider all non-accrual and troubled debt restructured loans to be impaired. Smaller balance, homogenous loans, which consist primarily of consumer installment, credit card and direct lease financing, are not considered in determining loan impairment.

A loan identified as impaired is placed on non-accrual status and is evaluated at that time and regularly thereafter to determine whether the carrying value of the loan should be written off in their entirety, as a loss, or partially written -down to what is believed to be its recoverable value, or whether the terms of the loan, including the collateral required to secure the loan, should renegotiated with the borrower. Impaired loans are written-off when the possibility of collecting the full balance of the loan becomes remote. The average balance of impaired loans in our loan portfolio amounted to approximately $2,428,000 at December 31, 2002 and during that year we set aside reserves for possible losses on those loans specifically, which totaled approximately $77,000 and were included in the Bank’s Reserve for Loan Losses at December 31, 2002. Cash receipts applied to reduce principal balances of those loans totaled approximately $104,700 during 2002 . Additional information regarding the Bank’s loan loss reserve is set forth below in this Section of this Report under the caption, “THE RESERVE FOR LOAN LOSSES.” Additional information regarding SFAS 114, is contained in Note 5 to the Company’s Consolidated Financial Statements that are set forth in Part II, Item 8 of this Report.

Potential Problem Loans.    At December 31, 2002, there were no loans on accrual status as to which there were serious doubts as to the ability of the borrower to comply with then present loan repayment terms.

Loan Concentrations.    The Bank does not have loans made to borrowers who are engaged in similar activities where the aggregate amount of the loans exceeds 10% of their loan portfolio that are not broken out as a separate category in the loan portfolio.

Other Interest-Bearing Assets.    The Bank does not have any interest-earning assets, other than loans, as to which management believes the recovery of the principal or interest is at significant risk.

THE RESERVE FOR LOAN LOSSES

The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. In order to recognize on a timely basis, to the extent practicable, losses that can result from such failures, banks establish a reserve for loan losses by means of periodic charges to income known as “provisions for loan losses.” When management believes that collection of a loan has become unlikely, either in whole or in part, the carrying amount of the loan is written off in its entirety (in any case where the loan become uncollectible in full) or written-down to its what is believed to be its recoverable value (in any case where the loan is believed to be collectible in part). The write off or write down in value is charged against the loan loss reserve. Periodic additions are made to the loan loss reserve by making provisions for loan losses in order (i) to replenish and thereby maintain the adequacy of the reserve following the occurrence of loan losses that have been charged against the reserve, and (ii) to increase the reserve in response to increases in the volume of outstanding loans or deteriorations in economic conditions or in the financial condition of any borrowers, that increases the potential for future loan losses. At December 31, 2002 the loan loss reserve was approximately $4,619,000 or 1.04% of total loans and leases outstanding.

As is set forth in the following table, the loan loss reserve is allocated among the different loan categories because there are differing levels of risk associated with each such loan category. The allocation is made based on historical loss experience within each category and management’s periodic review of loans in the loan portfolio. However, the reserves allocated to specific loan categories are not the total amounts available for future losses that might occur within such categories because the total reserve is the general reserve applicable to the entire portfolio. Dollar amounts in the table are set forth in thousands.

	Year Ended December 31,
	2002		2001		2000		1999		1998
	Reserve Loan Losses	% of Loans to Total Loans	Reserve Loan Losses	% of Loans to Total Loans	Reserve Loan Losses	% of Loans to Total Loans	Reserve Loan Losses	% of Loans to Total Loans	Reserve Loan Losses	% of Loans to Total Loans
Commercial, Financial, and Agricultural	$1,158	8.60%	$2,668	11.49%	$1,762	12.01%	$4,854	11.88%	$3,745	14.27%
Real Estate-construction	276	4.82	59	3.94	97	3.43	68	3.22	91	5.29
Real Estate-mortgage	3,134	85.16	1,452	82.65	1,765	82.32	1,125	82.02	1,630	76.08
Installment loans	39	1.02	22	1.15	48	1.74	30	1.72	76	2.38
Lease financing	12	0.27	5	0.32	20	0.32	25	0.68	34	1.26
Other	—	0.12	—	0.45	—	0.18	—	0.48	—	0.72

	$4,619	100.00	$4,206	100.00	$3,692	100.00	$6,102	100.00	$5,576	100.00

THE INVESTMENT PORTFOLIO

As a customary part of its business, the Bank purchases investment grade securities, consisting primarily of securities issued by the United States government and its agencies and by state and local government agencies, in order to diversify its investment risks and provide a source of liquidity for its operations. The objectives of the Bank’s investment policy is to manage interest rate risk, provide adequate liquidity and reinvest in the Bank’s market areas, while maximizing earnings with a portfolio of investment-grade securities. Each security purchased is subject to the credit, maturity and liquidity guidelines that are defined in the Bank’s investment policy and the securities are reviewed regularly to verify their continued credit worthiness.

The following table summarizes the components of the Company’s investment securities at the dates indicated (in thousands):

	December 31,
	2002		2001		2000
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Investment Securities—Held-To-Maturity
U.S. Treasury and Agency	$2,290	$2,386	$5,891	$5,980	$17,378	$17,325
State and Political Subdivisions	4,678	4,973	4,853	4,908	1,053	1,063
Other Securities	2,311	2,311	2,311	2,311	2,311	2,311

Total Investment Securities	$9,279	$9,670	$13,055	$13,199	$20,742	$20,699

Investment Securities–Available-For-Sale
U.S. Treasury and Agency	$58,057	$58,588	$60,627	$60,881	$29,567	$29,557
State and Political Subdivisions(1)	3,085	3,194	4,013	4,156	4,390	4,530
Other Securities	20,006	19,717	2,008	1,651	16,366	15,987

Total Investment Securities	$81,148	$81,499	$66,648	$66,688	$50,323	$50,074

(1)	Includes, in 2002, 2001 and 2000, non-rated certificates of participation evidencing ownership interests in the California Statewide Communities Development Authority—San Joaquin County Limited Obligation Bond Trust, with amortized cost values of $1,835,000, $2,765,000 and $3,640,000, and market values of $1,890,000, $2,899,000 and $3,777,000, at December 31, 2002, 2001 and 2000, respectively.

The following table presents the maturities of the Bank’s investment securities at December 31, 2002, and the weighted average yields of those securities (which, in the case of tax-exempt obligations are presented on a fully taxable basis assuming a 36.3% tax rate).

	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment Securities Held to Maturity
U.S. Treasury and Agency	$349	4.38%	$1,941	5.26%	$—	—%	$—	—%
State and Political Subdivisions	230	4.30	1,348	4.71	3,100	5.25	—	—
Other Securities	2,311	—	—	—	—	—	—	—

Total Securities Held to Maturity	$2,890	4.35%	$3,289	5.05%	$3,100	5.25%	—	—%

Investment Securities Available for Sale
U.S. Treasury and Agency	$101	6.47%	$53,910	3.31%	$4,041	4.10%	$537	7.46%
State and Political Subdivisions	997	6.42	1,395	5.69	617	4.81	184	4.85
Other Securities	18,002	1.39	—	—	—	—	1,715	—

Total Securities Available for Sale	19,100	2.54	53,305	3.69	4,658	4.12%	$2,436	6.80%

Total Investment Securities	$21,990	2.78%	$58,594	3.77%	$7,758	4.54%	$2,436	6.80%

COMPETITION

The banking business in California generally, and in our market areas in particular, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of large multi-regional and large out-of-state based banks which have offices operating over wide geographic areas. We compete for deposits and loans with such banks, as well as other independent and community banks that are based or have branch offices in our market areas, and with savings and loan associations, credit unions, mortgage companies, money market and other mutual funds, stock brokerage firms, insurance companies and other traditional and nontraditional financial institutions. We also compete for customers’ funds with governmental and private entities issuing debt or equity securities or other forms of investments which may offer different and potentially higher yields than those available through bank deposits.

Major financial institutions that operate throughout California and that have offices in our service areas include Wells Fargo Bank, Bank of America, Union Bank of California, Washington Mutual Bank, Comerica Bank, Bank of the West and Citibank. Bank of America, Comerica and Citibank are headquartered outside of California. Independent banks or financial institutions with offices in our service area include, among others, City National Bank, Citizens Business Bank, PFF Bank & Trust and Vineyard Bank.

The larger banks and some of the independent institutions have the financial capability to conduct extensive advertising campaigns and to shift their resources to regions or activities of greater potential profitability. Many of them also offer diversified financial services that we do not presently offer directly, such as trust services and international banking services. The larger banks also have substantially more capital and higher lending limits, which enables them to meet the lending needs of larger borrowers whose lending requirements exceed our lending limits.

In order to compete with the financial institutions and financial service organizations operating in our market areas, we rely on our independent status to provide flexible and greater personalized service to customers. We emphasize personal contacts with customers by our executive officers, directors and employees; develop and participate in local promotional activities; and seek to develop specialized or streamlined services for customers. To the extent customers desire loans in excess of our lending limit or services not offered by us, we attempt to assist customers in obtaining such loans or other services through participations with other banks or assistance from correspondent banks or third party vendors.

Additionally, a growing number of banks and financial services companies are offering customers the ability to effectuate banking transactions with them over the internet. We began offering such internet banking services to our consumer customers during 2001 and to our business customers in 2002.

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

SUPERVISION AND REGULATION

Bank holding companies and banks are regulated under both extensive federal and state laws. This regulation is intended primarily for the protection of depositors and the FDIC’s deposit insurance fund and not for the benefit of shareholder. Set forth below is a summary description of the material laws and regulations which affect or bear on our operations. The description does not purport to be complete and is qualified in its entirety by reference to the laws and regulations that are summarized below.

Foothill Independent Bancorp.

General.    We are a registered bank holding company subject to regulation under the Bank Holding Company Act and, pursuant to that Act we are required to file periodic reports with, and we are subject to periodic examinations by the Federal Reserve Board. In addition, in 2002 we became a financial holding company under the Bank Holding Company Act pursuant to amendments to that Act promulgated by the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”), the principal features of which are summarized below.

As a financial holding company, we are now permitted to engage not only in banking and other activities deemed closely related to banking, but also in other financial activities which the Federal Reserve Board has determined, or may determine in the future, to be financial in nature, or incidental to such financial activities or complementary to such a financial activity.

As a financial holding company, we must still obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or of substantially all of the assets, of any bank or other bank holding company and for any merger of the Company with any other bank holding company.

However, as financial holding company, we no longer need to obtain such prior approval for the acquisition of companies or businesses (other than banks) engaged in financial activities which the Federal Reserve Board has determined to be financial in nature. At the present time we have no plans to engage in such financial activities.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations, or both.

Among the powers conferred on the Federal Reserve Board is the power to require any bank holding company to terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates that the Federal Reserve Board determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of a bank holding company’s debt, including authority to impose interest ceilings and reserve requirements on such debt. Subject to certain exceptions, bank holding companies also are required to file a written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming the holding company’s common stock or other equity securities. A bank holding company and its non-banking subsidiaries also are prohibited from requiring tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services by its bank or other subsidiaries.

Additionally, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. See “Capital Standards and Prompt Corrective Action” below.

Foothill Independent Bancorp also is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, we are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (the “DFI”).

Our shares of Common Stock are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, therefore, we are subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of that Act.

Financial Services Modernization Legislation.    The principal objectives of the Financial Services Modernization Act were to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act to permit a holding company system, meeting certain specified qualifications, to engage in a broader range of financial activities and, thereby, to foster greater competition among financial services companies. To accomplish those objectives, among other things, the Act repealed the two affiliation provisions of the Glass-Steagall Act that had been adopted in the early 1930s during the Depression: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. The Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. This Act also:

•	broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	provides an enhanced framework for protecting the privacy of consumer information;

•	adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	modifies the laws governing the implementation of the Community Reinvestment Act (which is described in greater detail below); and

•	addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

We do not believe that the Financial Services Modernization Act will have a material effect on our operations, at least in the near-term. However, to the extent that it enables banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. Additionally, the Act may have the result of increasing the level of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially greater financial resources than we have.

A bank holding company that elects to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. We made the election to become a financial holding company in 2002. According to current Federal Reserve Board regulations, activities that are financial in nature include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	engaging in insurance underwriting and brokerage;

•	merchant banking; and

•	other activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking, or managing or controlling banks, as to be a proper incident to the provision of banking and related financial services.

A bank holding company that is not a financial holding company may not engage in such activities. Instead, it is limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In order to become and to continue to be a financial holding company, all of the bank subsidiaries of a bank holding company must have been found, at their most recent regulatory examinations, to be well capitalized, well managed and, subject to certain limited exceptions, to be in compliance with the Community Reinvestment Act.

If, after a bank holding company has become a financial holding company, any of its bank subsidiaries ceases to maintain compliance with any of those requirements, the financial holding company may not acquire any more financial services businesses permitted to financial holding companies until that subsidiary again achieves compliance with those requirements. Moreover, if that bank subsidiary fails to come back into compliance with any of those requirements within a period of 180 days, the Federal Reserve Board has the power to require the financial holding company to divest itself of those of its businesses that are engaged in financial activities solely permitted to a financial holding company, or may require the holding company to divest itself of all of its bank subsidiaries.

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

These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We do not expect these privacy provisions to have a material impact on our financial condition or our results of operations.

The Sarbanes-Oxley Act of 2002.

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This Act addresses accounting oversight and corporate governance matters of companies whose securities are registered under the Exchange Act (“public companies”) and, therefore, applies to the Company. Among other things, the Sarbanes-Oxley Act:

•	provides for the creation of a five-member oversight board appointed by the Securities and Exchange Commission that will set standards for accountants and have investigative and disciplinary powers;

•	prohibits accounting firms from providing various types of consulting services to their public company clients and requires accounting firms to rotate partners among public company clients every five years;

•	increases the criminal penalties for financial crimes;

•	expands disclosure of corporate operations and requires public companies to implement disclosure controls and procedures designed to assure that material information regarding their business and financial performance is included in the public reports they file under the Exchange Act (“Exchange Act Reports”);

•	requires the chief executive and chief financial officers of public companies to certify as to the accuracy and completeness of the Exchange Act Reports that their companies file, the financial statements included in those Reports and the adequacy of their disclosure procedures and controls and the adequacy and integrity of their internal controls;

•	requires the directors of public companies that serve on audit committees to meet stringent independence standards;

•	will require larger public companies to file their Exchange Act Reports on a more accelerated basis than is currently required;

•	requires more expeditious reporting by directors and officers and other public company insiders regarding their trading in company securities; and

•	establishes statutory separations between investment banking firms and analysts.

We have implemented disclosure controls and procedures and taken other actions to meet the expanded disclosure requirements and certification requirements of the Sarbanes-Oxley Act. Additionally, we have determined that the members of our audit committee meet the independence standards imposed by that Act. A number of the requirements under that Act will become effective during fiscal 2003 and, to the extent we do not already meet any of those new requirements, we will be taking the actions required to do so.

Foothill Independent Bank.

As a member of the Federal Reserve Bank of San Francisco, the Bank is subject to regulation by the Federal Reserve Board, which is its primary federal banking regulator, and as a California state chartered bank, the Bank is subject to supervision, periodic examination and regulation by the DFI. Also, because its deposits are insured by the FDIC, the Bank is subject to regulations promulgated by the FDIC.

If, as a result of an examination of the Bank, the Federal Reserve Board were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations had become unsatisfactory or that the Bank or its management was in violation of any law or regulation, the Federal Reserve Board is empowered to take a number of remedial actions. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Bank’s capital, to restrict the Bank’s growth, to assess civil monetary penalties against the Bank’s officers or directors, to remove officers and directors and ultimately to terminate the Bank’s deposit insurance, which would result in a revocation of the Bank’s charter and require it to cease its banking operations. Additionally, under California law the DFI has many of the same remedial powers.

Various requirements and restrictions under the Federal and California state laws affect the operations of the Bank. Those laws, and the implementing regulations that are promulgated by Federal and State regulatory agencies cover most aspects of a bank’s operations, including the reserves a bank must maintain against deposits and for possible loan losses and other contingencies; the ownership and acquisition of deposit accounts; the interest rates that a bank may pay on deposits, loans and investments; the types of investments that a bank may make; the borrowings that a bank may incur; the bank’s growth levels and the number and location of bank branches a bank may establish; the merger and acquisition activities of a bank; the amount of dividends that a bank may pay; and the capital requirements that a bank must satisfy. See the more detailed discussion regarding capital requirements that are applicable to us and the Bank that is set forth below under the caption “Capital Standards and Prompt Corrective Action.”

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

The Federal Reserve Board and the DFI also have authority to prohibit the Bank from engaging in activities that, in either of their opinions, constitute unsafe or unsound practices. It is possible, depending upon the future financial condition of the Bank and other factors, that either of those agencies could assert that the payment of dividends or other payments by the Bank to the Bancorp might, under some circumstances, constitute an unsafe or unsound practice. Additionally, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under its jurisdiction. A failure to maintain compliance with the standards set forth in those guidelines could result in the imposition by federal bank regulators, under the prompt corrective action provisions of federal law, of restrictions on the amount of dividends which a bank may pay and on the business operations and growth of a bank that could increase the costs of operations and the competitiveness of a bank. See “Capital Standards and Prompt Corrective Action” below.

The Bank is subject to restrictions imposed by federal law on any extensions of credit to, and the issuance of any guarantees or letters of credit on behalf of, the Bancorp or its other affiliates; the purchase of, or investments in, Bancorp stock or other Bancorp securities; the taking of such securities as collateral for loans; and the purchase of assets from the Bancorp or its other subsidiaries. Such restrictions prevent the Bancorp or its other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations in designated amounts. In addition, no such loan or investment by the Bank to or in Bancorp or any other Bancorp affiliates may exceed 10% of the Bank’s capital and surplus (as defined by federal regulations) and the total of such loans and investments may not exceed, in the aggregate, 20% of the Bank’s capital and surplus. California law also imposes restrictions with respect to transactions between the Bank and the Bancorp and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law.

Capital Standards and Prompt Corrective Action.

Capital Standards.    The Federal Reserve Board and the other federal bank regulatory agencies have adopted uniform risk-based minimum capital guidelines intended to require banking organizations to maintain capital at levels that reflect the degree of risk associated with the banking organization’s operations both for assets reported on the balance sheet and assets, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjusted percentages, which range from zero percent for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

These guidelines require banking organizations to maintain a ratio of qualifying total capital to risk-adjusted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. (Tier 1 capital consists principally of common stock and non-redeemable preferred stock and retained earnings.) In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a ratio of Tier 1 capital-to-total average assets of 4%, which is referred to as a banking organization’s “leverage ratio.” For a banking organization to be rated by a bank regulatory agency as “well-capitalized” (which is the highest of five categories used by regulators to rate the strength of banking organizations in terms of their capital), the minimum leverage ratio of Tier 1 capital to total assets must be 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, federal and state banking regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios, based on their assessment of the quality of a bank’s assets, its liquidity and other risks faced by a bank.

Prompt Corrective Action and Other Enforcement Mechanisms.    Federal banking agencies, including the Federal Reserve Board, possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including those institutions that fall below one or more prescribed minimum capital ratios.

Each federal banking agency, including the Federal Reserve Board, has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; and

•	critically undercapitalized.

However, a bank that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category, if its federal bank regulatory agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice at that institution warrants such treatment. At each successive lower capital category, an insured depository institution is subject to greater operating restrictions and regulatory increased supervision. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

The following table sets forth, as of December 31, 2002, the capital ratios of the Bancorp and the Bank and compares those capital ratios to the federally established capital requirements that must be met for a bank holding company or a bank to be deemed adequately capitalized and to be deemed a “well capitalized institution” under the prompt corrective action regulations described below:

At December 31, 2002	Actual	Capital Adequacy Requirements	To be Classified as Well Capitalized
Total Capital to Risk Weighted Assets
Bancorp	14.2%	(>or=) 8.0%	(>or=) 10.0%
Bank	12.6%	(>or=) 8.0%	(>or=) 10.0%
Tier I Capital to Risk Weighted Assets
Bancorp	13.3%	(>or=) 4.0%	(>or=) 6.0%
Bank	11.6%	(>or=) 4.0%	(>or=) 6.0%
Tier I Capital to Average Assets
Bancorp	10.8%	(>or=) 4.0%	(>or=) 5.0%
Bank	9.4%	(>or=) 4.0%	(>or=) 5.0%

As the table indicates, at December 31, 2002 the Bancorp and the Bank exceeded the capital ratios required for classification as adequately capitalized institutions, under federally mandated capital standards and as “well capitalized” institutions under the federally established prompt corrective action regulations.

Safety and Soundness Standards.    In addition to measures taken under the prompt corrective action provisions, banking organizations may be subject to potential enforcement actions by federal regulators for unsafe or unsound practices or for violating any law, rule, regulation, or any condition imposed in writing by the agency or in any written agreement entered into by the banking organization with the agency. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns that could, if not corrected, lead to a deterioration in the quality of a bank’s assets or liquidity or capital problems.

Those guidelines set forth operational and managerial standards relating to such matters as:

•	internal controls, information systems and internal audit systems;

•	loan documentation;

•	credit underwriting;

•	asset growth;

•	earnings; and

•	compensation, fees and benefits.

These guidelines also provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution is expected to:

•	conduct periodic asset quality reviews to identify problem assets;

•	estimate the inherent losses in problem assets and establish reserves sufficient to absorb estimated losses;

•	compare problem asset totals to capital;

•	take appropriate corrective action to resolve problem assets;

•	consider the size and potential risks of material asset concentrations; and

•	provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

These guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient to enable the bank to maintain adequate capital and reserves.

FDIC Deposit Insurance.

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

All FDIC-insured depository institutions also are required to pay an annual assessment for the payment of interest on bonds (known as “FICO Bonds”) that were issued by the Financing Corporation, a federally chartered corporation, to assist in the recovery of the savings and loan industry following the failure of numerous savings and loan institutions in the 1980s. Effective for the fourth quarter of 2002, the FDIC established the FICO assessment rate at approximately $0.0170 per $100 of assessable deposits of the insured banks. The FICO assessment rates are adjusted quarterly by the FDIC to reflect changes in the assessment bases of the FDIC’s insurance funds and, unlike the BIF assessments, do vary on the basis of a bank’s capital or supervisory risk categories.

Community Reinvestment Act and Fair Lending Developments.    The Bank is subject to fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The Community Reinvestment Act (the “CRA”) generally requires federal banking agencies to evaluate the performance of the financial institutions which they regulate in meeting the credit needs of their local communities, including low-and moderate-income neighborhoods. A bank also may incur substantial penalties and be required to take corrective measures in the event it is found to be in violation of fair lending laws. The federal banking agencies may take compliance with those laws and CRA obligations into account when regulating and supervising other activities of the banks they regulate.

A bank’s compliance with its CRA obligations is measured in accordance with a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance in serving the credit needs of its local communities. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the CRA performance of each of its existing bank subsidiaries, and a finding that such performance has been deficient could be a basis for denying the application.

USA Patriot Act of 2001.     The USA Patriot Act of 2001, enacted into law in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence community to work cohesively to combat terrorism on a variety of fronts. Among other things that Act contains sweeping anti-money laundering and financial transparency laws and imposes various requirements on banking organizations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	requirements for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	obligations to file reports to the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and

•	obligations to file suspicious activities reports if a financial institution believes a customer may be violating U.S. laws and regulations.

On July 23, 2002, the U.S. Treasury Department proposed regulations requiring institutions to incorporate a customer identification program into their written money laundering plans that would implement reasonable procedures for:

•	verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

•	maintaining records of the information used to verify the person’s identity; and

•	determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Future Legislation and Regulatory Initiatives.

In recent years, significant legislative proposals and reforms affecting the financial services industry have been introduced in and considered by Congress, including reforms that would result in a consolidation of the three current federal bank regulatory agencies, the Federal Reserve Board, the FDIC and the Comptroller of the Currency, into a single federal bank regulatory agency . We cannot predict what new proposals might be introduced in the current Congress or whether any will be enacted into law. It is possible, however, that new laws may be adopted that could have a significant impact on the operations and financial performance of banking institutions or the competitive environment in which we operate.

EMPLOYEES

At December 31, 2002, the Bank had 161 full-time and 73 part-time employees, which included the employees of the Bancorp, all of whom are also employees of the Bank. We believe that our relations with our employees is good.

COMPANY WEBSITE

Our internet website address is www.foothillbank.com. Our Annual Report to Stockholders and Quarterly Statements of Condition of the Bank are available on our website.

ITEM 2.    PROPERTIES

Our executive offices and those of the Bank’s are located at the Bank’s main banking office at 510 South Grand Avenue, Glendora, California. The Bank owns the building and the land at that location; owns the building and leases, under a 20-year ground lease, the land on which its Claremont banking office is located; and occupies its ten other banking offices, and the facilities where its service center are located, under leases expiring at various dates through 2014. We believe that the Bank’s present facilities are adequate for its present purposes and anticipated growth in the foreseeable future.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is certain information regarding the current executive officers of the Company and the Bank:

Name	Age	Position with the Company	Position with the Bank
George E. Langley	62	President and Chief Executive Officer	President and Chief Executive Officer
Donna Miltenberger	47	Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer
Carol Ann Graf	57	Senior Vice President, Chief Financial Officer and Secretary	Senior Vice President, Chief Financial Officer and Secretary

All officers hold office at the pleasure of the Board of Directors, except Mr. Langley who is employed under an Employment Agreement with the Bank.

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

DONNA MILTENBERGER.    Ms. Miltenberger has been an Executive Vice President and Chief Operating Officer of the Company since 1996 and Executive Vice President of the Bank since November 1993. She also served as the Chief Administrative Officer of the Bank from 1994 until 1997 when, due to an increase in the scope of her responsibilities, she was appointed to the position of Chief Operating Officer of the Bank. From June 1992 to November 1993, Ms. Miltenberger held the position of Senior Vice President of the Bank. Prior to June 1992, Ms. Miltenberger held various management positions with Chino Valley Bank, in Chino, California, including Executive Vice President—Cashier.

CAROL ANN GRAF.    Ms. Graf has served as Chief Financial Officer of the Company and the Bank since January 1993 and as a Senior Vice President of both the Company and the Bank since January 1997. From 1993 to 1997, she was a First Vice President of the Bank as well as its Chief Financial Officer. From April 1988 to January 1993, Ms. Graf served as Vice President and Comptroller, and from 1984 to April 1988 as Assistant Comptroller, of the Bank.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trading Market for Shares.    The Company’s Common Stock is listed and its shares trade on the NASDAQ National Market System under the symbol “FOOT”. The following table sets forth the high and low closing sales per share prices of our Common Stock as reported on the NASDAQ National Market System for each of the fiscal quarters in 2002 and 2001. On March 24, 2003 the closing per share price was $17.70 and, as of that same date, there were 1,068 record shareholders of the Company.

	Trading Prices of Common Stock(1)
	High	Low	Stock Dividends	Cash Dividends
2002:
First Quarter	$13.11	$10.66	—	$0.10
Second Quarter	15.62	11.70	—	0.11
Third Quarter	19.35	12.01	—	0.11
Fourth Quarter	19.93	15.60	9.0%	0.11
2001:
First Quarter	$10.79	$8.90	—	$0.10
Second Quarter	11.65	9.78	7.0%	0.10
Third Quarter	12.13	10.38	—	0.10
Fourth Quarter	13.06	10.95	—	0.10

(1)	We issued a 9% stock dividend in the fourth quarter of 2002 and a 7% stock dividend in the second quarter of 2001. All trading prices for periods prior to the issuances of those stock dividends have been retroactively adjusted to give effect to those dividends.

Transfer Agent.    The transfer agent and registrar for the Company’s shares is Registrar and Transfer Company, the address of which is 10 Commerce Drive, Cranford, New Jersey 07016.

Dividends and Repurchases of Shares.

Dividend Policy.    It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet not only the capital requirements under applicable government regulations, but also to support our growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective. Pursuant to that policy, the Company has paid regular quarterly cash dividends since September of 1999 and, in January of 2003, the Board of Directors declared an $0.11 per share cash dividend, which is the 14th consecutive quarterly cash dividend declared since the current dividend policy was adopted by the Board of Directors. It is currently anticipated that similar cash dividends will be paid during the balance of 2003. However, the Board of Directors may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve our objective of maintaining capital in amounts sufficient to support our growth as well as to meet regulatory capital requirements. In the fourth quarter of 2002, we also declared a 9% stock dividend to all of the record holders of our shares as of January 8, 2003.

Stock Repurchases.    In January of 2003, the Board of Directors authorized a Common Stock repurchase program under which the Company may repurchase up to $5,000,000 of its shares of Common Stock. Repurchases may be made from time-to-time in open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines. In May of 2001, we completed a previously authorized open market and private stock repurchase program which began in late 1998 and resulted in the purchase of a total of 976,588 shares of our Common Stock for an aggregate price of approximately $11,970,000. All of those shares were retired and cancelled.

Restrictions Applicable to the Payment of Dividends and Stock Repurchases.    The principal source of funds available to the Company for cash dividends and stock repurchases, at least until such time, if any, as it may acquire or develop other businesses, is cash dividends from the Bank. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by state chartered banks, limit the amount of funds that will be available to the Company to fund any operations that may be conducted by the Company or any subsidiaries other than the Bank or acquisition activity that might be engaged in by the Company, as well as to pay cash dividends to the Company’s stockholders and to repurchase its shares.

California law places a statutory restriction on the amount of cash dividends a state chartered bank may pay to its shareholders. Under that law, which applies to the Bank, without the prior approval of the DFI dividends declared by the Bank may not exceed, in any calendar year, the lesser of (i) the Bank’s net income for the year plus its retained earnings generated in the two preceding years (after deducting all dividends paid during the period), or (ii) the Bank’s aggregate retained earnings. However, because payment of cash dividends has the effect of reducing a bank’s capital, as a practical matter the capital requirements imposed on the Bank, as a federally insured bank, operate to preclude the payment of cash dividends in amounts that might otherwise be permitted by California law. Additionally, Federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable laws.

Section 23(a) of the Federal Reserve Act also restricts the Bank from extending credit to the Company or any other subsidiary of the Company.

A more detailed discussion of the capital requirements and other restrictions applicable to the Bank is contained in Part I of this Report in the Section entitled “BUSINESS—Supervision and Regulation.”

RIGHTS DIVIDEND

On February 25, 1997, the Board of Directors adopted a Rights Agreement (the “Rights Agreement”) pursuant to which it declared a dividend distribution of rights (the “Rights”) to purchase shares of the Company’s Common Stock and, under certain circumstances, other securities, to the holders of record of its outstanding shares of Common Stock.

The Rights dividend was made to holders of record of shares of the Company’s Common Stock at the close of business on March 18, 1997 and are attached to the outstanding shares of Common Stock. Upon the occurrence of an attempted acquisition of control of the Company, that is not approved by the Board of Directors, each Right will entitle the registered holder to purchase from the Company, at an initial exercise price of $48.00 per Right (subject to adjustment), such number of newly issued shares of the Company’s Common Stock or the common stock of the acquiring or surviving company in a change of control transaction, depending on the type of triggering event, equal to an aggregate market value as of the date of the triggering event of two (2) times the exercise price of the Right.

The issuance of the Rights dividend is intended to encourage any one seeking to acquire the Company to negotiate the terms of such an acquisition with the Board of Directors, rather than launching a hostile take over attempt. The Board of Directors believes that, through negotiations, the Board and management would be able to better ascertain the intentions and capabilities of anyone seeking to gain control of the Company and take steps needed to achieve fair and non-discriminatory treatment of all stockholders of the Company. If the Board, as a result of such efforts, comes to support the proposed acquisition, it has the authority to suspend the exercisability of the Rights. However, the existence of the Rights may also have the effect of discouraging acquisition proposals that may be viewed as favorable to the Company’s stockholders.

The Rights Agent for the Rights is Registrar and Transfer Company, the transfer agent for the Company’s Common Stock.

ITEM 6.    SELECTED FINANCIAL DATA

The selected income statement data set forth below for the fiscal years ended December 31, 2002, 2001 and 2000, and the selected balance sheet data as of December 31, 2002 and 2001, are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day and Company, LLP, certified public accountants, that are included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected income statement data for the fiscal years ended December 31, 1999 and 1998, and the selected balance sheet data as of December 31, 2000, 1999 and 1998, are derived from audited consolidated financial statements examined by Vavrinek, Trine, Day and Company, LLP which are not included in this Report.

	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Income Statement Data
Interest income	$34,811	$36,736	$38,983	$35,551	$36,237
Interest expense	(5,039)	(9,030)	(11,103)	(8,333)	(9,827)

Net interest income	29,772	27,706	27,880	27,218	26,410
Provision for possible loan losses	(460)	(498)	(1,070)	(485)	(775)

Net interest income after provision for possible loan losses	29,312	27,208	26,810	26,733	25,635
Other income	5,694	5,414	4,604	4,521	5,086
Other expense	(22,934)	(21,846)	(20,794)	(21,342)	(22,573)

Income before income taxes	12,072	10,776	10,620	9,912	8,148
Applicable income taxes	(4,378)	(3,926)	(3,920)	(3,662)	(3,084)

Net income	$7,694	$6,850	$6,700	$6,250	$5,064

Per Share Data
Net income—Basic(1) (2)	$1.28	$1.14	$1.06	$0.91	$0.73
Net income—Diluted(1) (2)	1.19	1.08	1.02	0.86	0.68
Cash dividends (3)	0.43	0.40	0.36	0.41	—
Book value (at year-end) (1)	$9.54	$8.63	$7.89	$7.20	$6.93
Weighted average shares outstanding–Basic (1) (2)	6,021,430	6,028,904	6,336,432	6,864,343	6,935,180
Balance Sheet Data
Investment securities	$90,778	$79,743	$70,816	$61,548	$104,654
Loans and leases (net)	437,441	404,200	364,782	339,533	289,007
Assets	604,570	550,141	505,825	458,676	469,077
Deposits	534,562	475,390	454,041	397,264	416,665
Other debt (4)	8,000	19,000	—	8,819	74
Shareholders’ equity	$57,576	$51,852	$48,263	$48,439	$48,379

(1)	Retroactively adjusted for stock dividends.
(2)	For information regarding the determination of basic and diluted earnings per share, see Note 18 to the Company’s Consolidated Financial Statements.
(3)	For information regarding restrictions affecting the ability of the Company to pay cash dividends, see Note 14 to the Company’s Consolidated Financial Statements.
(4)	For information regarding other debt, see Notes 9 and 10 to the Company’s Consolidated Financial Statements.

ITEM	7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

            AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our audited consolidated financial statements, and the footnotes thereto, contained elsewhere in this report and the statements regarding forward-looking information and the uncertainties that could affect our future performance described below in this Report.

Our principal operating subsidiary is Foothill Independent Bank (the “Bank”), which is a California state chartered bank and a member of the Federal Reserve system, which accounts for substantially all of our consolidated revenues and income. Accordingly, the following discussion focuses primarily on the Bank’s operations and financial condition.

RESULTS OF OPERATIONS

Overview.    The principal determinant of a bank’s income is net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on its other interest bearing liabilities. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including the monetary policies of the Federal Reserve Board and national and local economic conditions which affect interest rates and also the demand for loans and the ability of borrowers to meet their loan payment obligations.

During 2001 the Federal Reserve Board adopted and implemented a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy, which was heading into recession. That policy continued through 2002 as the hoped for economic recovery has been slow to develop. As a result, the prime rate of interest charged by most banks declined from 9.50% to 4.75% during 2001 and it remained at 4.75% until November of 2002 when it declined further to 4.25%. Those monetary policies, combined with the continued softness in the United States economy, caused the average rate of interest earned on our interest earning assets to decline to 6.7% in fiscal 2002 from 7.8% in fiscal 2001 and 8.9% in fiscal 2000.

Despite that decline, we still achieved an increase of $844,000, or 12%, in net earnings in 2002 to $7,694,000, from $6,850,000 in 2001. The increase in net earnings was primarily due to a $2,066,000 increase in net interest income, which was partially offset by a $1,088,000 increase in non-interest expense. The increase in net interest income was attributable, in turn, to a decline in interest expense.

As indicated in the following table, net earnings for 2002 represented a return on average assets of 1.34% and a return on average equity of 14.07%, compared to 1.32% and 13.81%, respectively, for 2001.

	2002	2001	2000
Return on Assets	1.34%	1.32%	1.38%
Return on Equity	14.07%	13.81%	14.23%
Dividend Payout Ratio	33.86%	32.26%	27.42%
Equity to Asset Ratio	9.53%	9.55%	9.69%

Net Interest Income     Net interest income increased by $2,066,000, or 7.5%, in 2002 as compared to 2001, due to a decline in interest expense of $3,991,000, which offset a $1,925,000 decline in interest income in 2002. The reduction in interest expense was primarily attributable to lower market rates of interest on deposits that was the result, principally, of the lowering of market rates of interest by the Federal Reserve Board, and, to a lesser extent, reductions in the average volume of outstanding time deposits, including those in denominations of $100,000 or more (“TCDs”), as a result of our decision to allow those deposits to be withdrawn on their maturity rather than seeking their renewal. The decline in interest income in 2002 also was primarily attributable to declining market rates of interest that resulted in reductions in the interest rates we were able to charge on new loans that we originated during the year and in the interest rates on variable rate loans that “repriced” downward as market rates of interest declined.

Information concerning average interest earning assets and interest bearing liabilities, along with the average interest rates charged and paid thereon is set forth in the following table. Averages were computed based upon daily balances and dollars are in thousands.

	2002			2001			2000
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets:
Investment Securities
U.S. Treasury	$349	$15	4.3%	$565	$28	5.0%	$1,405	$74	5.3%
U.S. Government Agencies	43,629	2,007	4.6	45,453	2,505	5.5	43,419	2,712	6.2
Municipal Leases(1)	8,119	657	8.1	5,060	432	8.5	5,636	502	8.9
Other Securities	16,426	390	2.4	17,742	780	4.4	14,502	947	6.5

Total Investment Securities	68,523	3,069	4.5	68,820	3,745	5.4	64,962	4,235	6.5
Federal Funds Sold	27,504	430	1.6	21,043	808	3.8	10,440	652	6.2
Due from Banks – Time	7,544	194	2.6	12,119	564	4.7	4,175	273	6.5
Loans(2)	423,943	31,379	7.4	370,882	31,849	8.6	359,867	34,079	9.5
Lease Financing(1)	1,160	93	8.0	951	82	8.6	1,443	125	8.7

Total Interest-Earning Assets(1)	$528,674	$35,165	6.7%	$473,815	$37,048	7.8%	$440,887	$39,364	8.9%

Interest Bearing Liabilities:
Domestic Deposits and Borrowed Funds:
Savings Deposits(3)	$242,305	$2,784	1.1%	$201,183	$3,743	1.9%	$179,465	$4,646	2.6%
Time Deposits	88,824	2,216	2.5	108,989	5,282	4.8	111,405	6,360	5.7
Short-Term borrowings	—	—	0.0	260	5	1.9	1,508	97	6.4
Long-Term borrowings	667	39	5.8	0	—	0.0	4	—	0.0

Total Interest-Bearing Liabilities	$331,796	$5,039	1.5%	$310,432	$9,030	2.9%	$292,382	$11,103	3.8%

The following table sets forth the net interest earnings (in thousands of dollars) and the net yield on average earning assets:

	2002	2001	2000
Total Interest Income(1)(2)	$35,165	$37,048	$39,364
Total Interest Expense(3)	$5,039	$9,030	$11,103
Net Interest Earnings(1)(2)	$30,126	$28,018	$28,261
Net Average Earning Assets(2)	$528,674	$473,815	$440,887
Net Yield on Average Earning Assets(1)(2)	5.7%	5.9%	6.4%
Net Yield on Average Earning Assets (excluding Loan Fees)(1)(2)	5.4%	5.6%	6.2%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 36.3 percent for 2002, 36.4 percent for 2001 and 36.9 percent for 2000.
(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $4,378,000 in 2002, $3,890,000 in 2001, and $4,798,000 in 2000. Loan fees of $1,463,000 in 2002, $1,364,000 in 2001, and $1,064,000 in 2000 are included in interest income. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans has been excluded. There were four non-accruing loans totaling $1,455,000 (0.4% of total loans outstanding) at December 31, 2002, and six non-accruing loans totaling $2,717,000 (0.7%, of total loans outstanding) at December 31, 2001 and six non-accruing loans totaling $2,319,000 (0.6% of total loans outstanding) at December 31, 2000.
(3)	Includes NOW, Super NOW, and Money Market Deposit Accounts.

Rate Sensitivity, Net Interest Margins and Market Risk.

Rate Sensitivity. Like other banks and bank holding companies, our margins (that is, the difference between yields we are able to realize, and therefore the interest income that we are able to generate, on loans and other interest earning assets, on the one hand, and the interest we pay on deposits, on the other hand) are affected by a number of factors, including the relative percentages or the “mix” of:

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

Impact on Net Interest Margins of the Mix of Fixed and Variable Rate Loans.    As a general rule, in an interest rate environment like the one we have experienced during the past two years, a bank with a relatively high percentage of variable rate loans will experience a decline in net interest margins during a period of declining market rates of interest, because those loans will “reprice” automatically when market rates of interest decline. On the other hand, a bank with a large proportion of fixed rate loans, generally, will experience an increase in net interest margins, because the interest rates on those fixed rate loans will not decline in response to declines in market rates of interest. In a period of increasing interest rates, however, the interest margin of banks with a high proportion of fixed rate loans generally will suffer because they will be unable to “reprice” those loans to fully offset the increase in the rates of interest they must offer to retain maturing time deposits and attract new deposits. By contrast, a bank with a higher proportion of variable loans in an environment of increasing market rates of interest will be able to more fully offset the impact of rising rates of interest on the amounts they must pay to retain existing and attract new deposits.

The following table sets forth the maturities of our loans, and the mix of fixed and variable rate loans, as of December 31, 2002 (in thousands):

	MATURING
	Within One Year	One to Five Years	After Five Years	Total
Total fixed rate loans	$10,556	$57,211	$223,989	$291,756
Total variable rate loans	37,497	23,300	89,574	150,371

Total	$48,053	$80,511	$313,563	$442,127

Impact on Net Interest Margins of the Mix of Demand, Savings and Time Deposits.    In a period of declining market rates of interest, all other things being equal, a bank with a greater proportion of demand and savings accounts, as compared to time deposits, is likely to have a higher interest margin than a bank with a greater proportion of time deposits, because a bank must wait for its time deposits to mature before it can implement reductions in the rates of interest it must pay on those deposits in response to declining market rates of interest, whereas such reductions can be implemented more quickly on savings and money market deposits. By contrast, in a period of increasing market rates of interest, all other things being equal, a bank with a higher proportion of time deposits will generally have a higher interest margin than a bank with a higher proportion of savings deposits and a lower proportion of time deposits, because a bank need not increase the interest it pays on its time deposits until they mature, while it must increase its interest rates on savings and money market deposits to be able to retain them in response to increasing market rates of interest.

The average amounts (in thousands) of and the average rates paid on deposits, by type, in the year ended December 31, 2002 are summarized below:

	Year ended December 31, 2002
	Average Balance	Average Rate
Noninterest bearing demand deposits	$181,680	—
Savings Deposits(1)	242,305	1.15%
Time Deposits(2)	88,824	2.49%

Total Deposits	$512,809	0.98%

The following table sets forth changes in interest earned, including loan fees, and interest paid in each of the years ended December 31, 2002 and 2001 and the extent to which those changes were attributable to changes in the volume or changes in the mix of interest earning assets and changes in the volume or changes in the mix of interest bearing liabilities. Changes in interest earned and interest paid due to both rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each. All amounts are stated in thousands.

	Investment Securities
Interest Earned On	Taxable	Non-Taxable (1)	Federal Funds Sold	Loans (1) (2)	Direct Lease Financing(1)	Time Deposits	Total
2002 compared to 2001:
Increase (decrease) due to:
Volume Changes	$(12)	$444	$198	$4,236	$17	$(169)	$4,714
Rate Changes	(889)	(219)	(576)	(4,706)	(6)	(201)	(6,597)

Net Increase (Decrease)	$(901)	$225	$(378)	$(470)	$11	$(370)	$(1,883)

2001 compared to 2000:
Increase (decrease) due to:
Volume Changes	$(65)	$(79)	$477	$1,019	$(42)	$390	$1,700
Rate Changes	(355)	9	(321)	(3,249)	(1)	(99)	(4,016)

Net Increase (Decrease)	$(420)	$(70)	$156	$(2,230)	$(43)	$291	$(2,316)

Interest Paid On:	Savings Deposits	Other Time Deposits	Long Term Borrowings (3)	Short Term Borrowings (4)	Total
2002 compared to 2001
Increase (decrease) due to:
Volume Changes	$663	$(846)	$39	$(5)	$(149)
Rate Changes	(1,622)	(2,220)	—	—	(3,842)

Net Increase (Decrease)	$(959)	$(3,066)	$39	$(5)	$(3,991)

2001 compared to 2000
Increase (decrease) due to:
Volume Changes	$514	$(135)	$—	$(50)	$329
Rate Changes	(1,417)	(943)	—	(42)	(2,402)

Net Increase (Decrease)	$(903)	$(1,078)	$—	$(92)	$(2,073)

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities, loans and leases using tax rates which approximate 36.3% for 2002 and 36.4% in 2001.
(2)	Includes an increase in loan fees of $100,000 for 2002 and a decrease of $300,000 for 2001.
(3)	Long term borrowings in 2002 consists of Trust Preferred Securities that mature in 30 years and that bears interest initially at a rate of 4.66%, which will reset semi-annually at the three-month LIBOR (London Inter Bank Offered Rate) rate plus 3.05%
(4)	Short term borrowings in 2001 consist of an obligation secured by a lien on certain real estate loans that bears interest at 1.92%.

        Net Interest Margin in 2002 and 2001. We attempt to reduce our exposure to market risks associated with interest rate fluctuations in an effort to increase, or at least maintain, our net interest margin, by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCDs and other time deposits, and (ii) to match opportunities to “reprice” earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. We have continued sales and marketing programs designed to increase our loan volume and, also the volume of our demand and savings deposits. We also decided to allow some of our higher priced time deposits to “run off” as they matured, rather than to seek their renewal. During 2002, the average volume of loans outstanding increased by $53,068,000, or 14.0%, and the average volume of demand, savings and money market deposits increased to 83% of average total deposits, while time deposits, including TCDs, declined to 17% of average total deposits, compared to 77% and 23%, respectively, for 2001. Those percentages were 74% and 26%, respectively for 2000. Additionally, in order to mitigate the impact of declining rates of interest on our interest income, during the fourth quarter of 2002 we adopted a new loan repricing policy which places an interest rate “floor,” currently at 5%, that is applicable to all new variable rate loans that we make.

Our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) was 5.70% for the year ended December 31, 2002, compared to 5.91% for the year ended December 31, 2001. That decline was primarily due to the decrease in interest rates as mentioned above. However, notwithstanding that decline, we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the “Peer Group Banks”), because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks and we were able to increase the volume of our loans which generate higher yields than do our other interest earning assets.

We have again instituted new sales and marketing programs for 2003 that are designed to increase our loan volume and also the volume of our demand and savings deposits. However, we may find it necessary or prudent to increase time deposits to fund any resulting increases in loan volume. We currently believe that our net interest margin in 2003 will continue to decline at approximately the same level as in 2002, because we currently expect that any resulting increases in interest income we are able to generate in 2003 from increased loan volume will be largely offset by a combination of (i) the increase in interest expense that will result from the increase in the volume of our deposits, and (ii) rates of interest that we are able to charge on loans, which are largely determined by the Federal Reserve Board’s monetary policies and affected by the economic conditions in the United States. However, there are a number of uncertainties and risks that could adversely affect our net interest margin in 2003, including (i) increased competition in our market areas, both from banks and other types of financial institutions as well as from securities brokerage firms and mutual funds that offer competing investment products, and (ii) the possibility that the economic slowdown will continue longer than is currently anticipated, which could result in reduced loan activity and in a greater decline in market rates of interest.

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

Provision for Loan and Lease Losses.    Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve (the “Loan Loss Reserve”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to its realizable value. This reduction, which is referred to as a loan “charge-off,” is charged against the Loan Loss Reserve. The amount of the Loan Loss Reserve is increased periodically to replenish the Reserve after it has been reduced due to loan charge-offs and to reflect changes in (i) the volume of outstanding loans, and (ii) the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans, or due to adverse changes in national or local economic conditions. Those increases and additions are made through a charge against income referred to as the “provision for loan and lease losses.” Recoveries of loans previously charged-off are added back to and, therefore, also have the effect of increasing the Loan Loss Reserve. Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Loan Loss Reserve and, thereby, also the amount of provisions required to be made for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below under the caption “Forward Looking Information and Uncertainties Regarding Future Performance.” In the event those judgments or forecasts are proven, by subsequent events or circumstances, to have been incorrect, it could become necessary in the future to increase the Loan Loss Reserve, which would require us to take additional charges to income that would adversely affect our operating results.

During 2002 we made provisions for potential loan losses of $460,000, as compared to $498,000 during 2001 and, at December 31, 2002 the Loan Loss Reserve was approximately $4,619,000 or 1.04% of total loans and leases outstanding, compared to approximately $4,206,000 or 1.03% of total loans and leases outstanding at December 31, 2001. The overall quality of our loan portfolio improved in 2002, as it had in 2001, which enabled us to reduce the provision made for potential loan losses in 2002 as compared to 2001 and 2000.

The following table sets forth an analysis of our loan and lease loss experience, by category, for the past three years (with dollar amounts stated in thousands). The amount of the loan charge-offs, and the ratios of net loan charge offs to the loan loss reserve and net loan charge offs to the provision for loan losses, in 2000 were substantially greater than in 2002 or in 2001. That was attributable to loan charge-offs in 2000 due to the bankruptcy of a corporate borrower.

	2002	2001	2000
Average amount of loans and leases outstanding(1)	$425,603	$371,831	$361,309

Loan and lease loss reserve at beginning of year	4,206	3,692	6,102

Charge-Offs – Domestic Loans(2):
Commercial, financial and agricultural	(77)	(46)	(3,762)
Real Estate-construction	—	—	—
Real Estate-mortgage	—	—	—
Consumer	(18)	(40)	(30)
Other	—	—	—

Total Charge-Offs	(95)	(86)	(3,792)
Recoveries – Domestic Loans(2):
Commercial, financial and agricultural	46	46	134
Real Estate-construction	—	20	—
Real Estate-mortgage	—	16	170
Consumer	2	20	8

Total Recoveries	48	102	312

Net Recoveries (Net Charge-Offs)	(47)	16	(3,480)
Additions charged to operations	460	498	1,070

Loan and lease loss reserve – balance at end of year	$4,619	$4,206	$3,692

Ratios:
Net charge-offs during the year to average loans and leases outstanding during the year	0.01%	(0.004)%	0.96%
Loan loss reserve to total gross loans	1.04%	1.030%	1.00%
Net loan charge-offs to loan loss reserve	1.02%	(0.380)%	94.26%
Net loan charge-offs to provision for loan losses	10.22%	(3.210)%	325.23%
Loan loss reserve to non-performing loans	317.46%	154.800%	159.21%

(1)	Net of unearned discount.

(2)	We do not have any loans outstanding to borrowers in foreign countries and therefore there are no foreign loan charge-offs or recoveries to report for any of the periods presented in the table above.

The amount of non-performing loans (which consist primarily of loans for which there have been no payments of principal or interest for more than 90 days) at December 31, 2002 was $1,455,000, or 0.4% of total loans then outstanding, compared to $2,717,000, or 0.7%, of total loans outstanding at December 31, 2001 and $2,319,000 or 0.6% of total loans outstanding at December 31, 2000. The ratio of the Loan Loss Reserve to non-performing loans was 317.46% at December 31, 2002, as compared to 154.80% and 159.21% at December 31, 2001 and 2000, respectively.

Net loan charge-offs totaled $47,000 in 2002, which represented one hundredth of one percent (0.01%) of average loans and leases outstanding during the year. In 2001, recoveries of previously “charged off” loans exceeded loan charge-offs by $16,000. In 2000, loan charge-offs totaled $3,480,000. However, but for the charge-off of loans to a single corporate borrower, recoveries of previously charged-off loans would have exceeded loan charge-offs by $270,000 in 2000.

        Non-Interest Income.    In 2002, non-interest income (also sometimes referred to as “other income”) increased by $280,000 or 5.2% as compared to 2001. The increase was attributable to a number of factors, the most significant of which was a one-time $107,000 gain on the sale of a parcel of real property on which the Bank had foreclosed several years ago. In 2001, non-interest income increased by $810,000 or 17.6% as compared to 2000, primarily as a result of increases in transaction fees and service charges on deposit accounts and other banking transactions, and a one-time $72,000 gain realized on the sale of a parcel of real property that the Bank had been using as a parking lot, but which it no longer 1 needed.

Non-Interest Expense.    Non-interest expense (also sometimes referred to as “other expense”) consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs, and professional fees and expenses.

In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits as a means of maintaining the Bank’s net interest margin, it has been our policy to provide a higher level of personal service to our customers than the level of service that is typically provided by many of our competitors. As a result, we have more banking personnel than many of our competitors of comparable size, which is reflected in our non-interest expense. However, we believe that this higher level of service has helped us to retain our existing deposit customers and attract new customers which has enabled us to achieve an average net interest margin that exceeds the average net interest margin of the banks in our Peer Group.

Non-interest expense increased by approximately $1,088,000, or 5.0%, in 2002 as compared to 2001 primarily due to increases in salaries and in employee benefit expenses and, to a lesser extent, the addition of personnel. The increase in salaries was primarily attributable to a general increase in employee base salaries and bonuses paid to loan officers and other employees for meeting loan and deposit growth targets established for 2002. Notwithstanding that increase, however, due primarily to the increase in our net interest income in 2002, we were able to improve our efficiency ratio to 62.7% from 66.4% in 2001. The efficiency ratio is, basically, the ratio of non-interest expense (adjusted to exclude non-recurring expenses) to the sum of net interest income and non-interest income (as adjusted to exclude any non-recurring income).

In 2001 our non-interest expenses increased by $1,052,000, or 5.1%, as compared to 2000, primarily as a result of our opening, in December 2000, of a new banking office, in Temecula, California, that necessitated the addition of new personnel and increased our occupancy and equipment expenses in 2001. That increase in non-interest expense caused our efficiency ratio in 2001 to increase to 66.4% from 62.7% in 2000.

Income Taxes.    Income taxes increased by approximately $452,000 or 11.5% in 2002 and $6,000 or 0.2% in 2001, in each case as compared to the prior year, primarily as a result of the increases in pre-tax income in those two years, in each case as compared to the preceding year.

The provision that we make for income taxes is based on, among other things, the ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of December 31, 2002, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax assets”), available to reduce our income taxes in future periods was $2,317,000. Such tax benefits expire over time unless used and the realization of those benefits is dependent on generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration. We have made a judgment that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods such that it was no longer more likely than not that we would be able to fully utilize those benefits, we would be required to establish a valuation reserve for the benefits we estimate would be lost. Establishment of such a reserve would require us to increase the provision we make for income taxes, which would have the effect of reducing our net income.

FINANCIAL CONDITION

Total Assets.    Our average total assets increased during 2002 by approximately $54,191,000, or 10.4%, compared to average total assets for 2001. The increase in average total assets was primarily due to an increase of $51,893,000, or 13.9%, in the average loans and leases outstanding, together with an increase in the average volume of federal funds sold of $6,461,000, or 30.7%, which offset a decrease in the average volume of other earning assets, including overnight repurchase agreements, time deposits held at other banks, and investment securities.

We currently anticipate that we will achieve modest asset growth in the year ending December 31, 2003, which is expected to result from increased lending and deposit activity that we expect will be generated by our marketing programs.

Loans.    Set forth below is information regarding the average volume of our loans, by type or category of loan, for each of the years in the five-year period ended December 31, 2002:

	December 31,
	2002	2001	2000	1999	1998
	(In Thousands)
Types of Loans
Commercial, financial and agricultural	$36,125	$35,305	$33,011	$47,620	$47,719
Real Estate construction	20,526	11,977	14,135	15,702	18,719
Real Estate mortgage	362,502	317,399	305,093	252,925	231,056
Consumer	4,362	5,641	6,177	6,422	6,898
Lease Financing	1,160	951	1,443	2,835	4,086
All other (including overdrafts)	510	676	1,667	2,280	2,604

Subtotal:	$425,185	$371,949	$361,526	$327,784	$311,082
Less:
Unearned Discount	(82)	(116)	(217)	(396)	(616)
Reserve for loan and lease losses	(4,378)	(3,890)	(4,798)	(5,865)	(5,252)

Total	$420,725	$367,943	$356,511	$321,523	$305,214

The maturities of our loans, as of December 31, 2002, presented by type or category of loan, is set forth below (in thousands):

	MATURING
	Within One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$18,147	$11,620	$14,369	$44,136
Real Estate construction	14,013	5,522	14,957	34,492
Real Estate mortgage	13,573	61,063	283,071	357,707
Consumer	1,612	1,791	670	4,073
Lease Financing	329	472	410	1,211
All other	379	43	86	508

Total	$48,053	$80,511	$313,563	$442,127

Deposits.     During 2002 we conducted programs by which we were able to increase deposits to provide additional funds that we used to increase loan volume. Overall, in 2002 the average volume of deposits increased by $46,809,000, or 10.4%, as compared to the average volume of deposits during 2001. Contributing to that increase was an increase of $66,974,000, or 18.8%, in the volume of our core deposits, made up of demand deposits, which do not bear interest, and savings and money market deposits, on which we pay lower rates of interests than on time deposits. At the same time, during 2002, the average volume of time deposits (including those in denominations of $100,000 or more) decreased by $20,165,000, or 18.5%. As a result, our core demand, savings and money market deposits represented 82.7% of average total deposits in 2002 as compared to 76.6% in 2001, with time deposits (including those in denominations of $100,000 or more) representing 17.3% of average total deposits in 2002 as compared to 23.4% in 2001. The decreases in the volume of time deposits, together with decreases in interest rates that we paid, primarily in response to decreases in market rates of interest, resulted in a decrease in interest expense in 2002 as compared to 2001. See the discussion above under the captions “Results of Operations – Net Interest Income” and “Results of Operations — Rate Sensitivity, Net Interest Margins and Market Risk.”

The average amounts (in thousands) of and the average rates paid on deposits in each of 2002, 2001 and 2000 are summarized below:

	2002		2001		2000
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$181,680	—	$155,828	—	$142,132	—
Savings Deposits(1)	242,305	1.15%	201,183	1.86%	179,465	2.59%
Time Deposits(2)	88,824	2.49%	108,989	4.85%	111,405	5.71%

Total Deposits	$512,809	0.98%	$466,000	1.94%	$433,002	2.54%

(1)	Includes NOW, Super NOW, and Money Market Deposit Accounts.

(2)	Includes time certificates of deposit in denominations greater than and less than $100,000.

Set forth below is a maturity schedule of domestic time certificates of deposit of $100,000 or more (with amounts stated in thousands) as of December 31, 2002:

At December 31, 2002
(In thousands)
Three Months or Less	$16,173
Over Three through Six Months	6,546
Over Six through Twelve Months	8,747
Over Twelve Months	2,980

$34,446

Liquidity Management.    Liquidity management policies attempt to achieve a matching of sources and uses of funds in order to enable us to fund the requirements of our customers for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At December 31, 2002, the principal sources of liquidity consisted of $32,665,000 in cash and demand balances due from other banks and $16,300,000 of Federal funds sold, which together totaled $48,965,000. Other sources of liquidity include $59,703,000 in securities available for sale, of which approximately $1,095,000 mature within one year; $230,000 in securities held to maturity which mature within one year; and $7,922,000 in interest-bearing deposits at other financial institutions, which mature in 6 months or less. In addition, substantially all of the Bank’s installment loans and leases, the amount of which aggregated $5,478,000 at December 31, 2002, require regular installment payments from customers, providing us with a steady flow of cash funds.

We also maintain a line of credit from the Federal Home Loan Bank, the amount of which was $34,916,000 as of December 31, 2002. Borrowings under that credit line are secured by a pledge of some of our outstanding loans. We also have established loan facilities that would enable us to borrow up to $13,000,000 of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise. Finally, if necessary, we could obtain additional cash by means of sales of time certificates of deposit into the “CD” market. However, as a general rule, it has been and continues to be our policy to make use of borrowings under the credit line or loan facilities to fund short term cash requirements, before selling securities or reducing deposit balances at other banks and before selling time certificates of deposit.

In late December of 2001 we borrowed $19,000,000 under the Federal Home Loan Bank credit line to fund increases in loans and seasonal withdrawals of demand and savings deposits which typically occur during the holiday season. We repaid those borrowings in their entirety at the end of January 2002 and there has been no other borrowing outstanding under the credit line, or any of our other borrowing facilities, again in 2002. However, we expect that we may make use of that Federal Home Loan Bank credit line and other credit loan facilities in the future primarily to fund our short term cash requirements during periods of either significant loan growth or increased deposit withdrawals.

We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and credit facilities, will be sufficient to enable us to meet any increases in demand for loans and leases and any increase in deposit withdrawals that might occur in the foreseeable future.

Capital Resources and Dividends.    It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective. Pursuant to that policy, the Company has paid regular quarterly cash dividends since September of 1999 and, in January of 2003, the Board of Directors declared an $0.11 per share cash dividend, which is the 14th consecutive quarterly cash dividend declared since the current dividend policy was adopted by the Board of Directors. However, the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve our objective of maintaining capital in amounts sufficient to support our growth. For example the retention of earnings in previous years enabled us to fund the opening of four new banking offices and extend the Bank’s market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

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

Stock Repurchase Programs.    In January of 2003 the Board of Directors authorized a stock repurchase program that provides for the Company to repurchase up to $5,000,000 of its common stock. Repurchases may be made from time-to-time in the open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines. In May of 2001 we completed a previously authorized open market and private stock repurchase program which began in late 1998 and resulted in the purchase of a total of 976,588 shares of our common stock for an aggregate price of approximately $11,970,000.

Sale of Trust Preferred Securities.    In December of 2002, we completed a private sale of $8,000,000 of trust preferred securities to an institutional investor as part of a pooled securitization transaction by that investor. The trust preferred securities mature in 30 years, and are redeemable at our option beginning after five years. We are required to make quarterly interest payments, initially at a rate of 4.66%, which will re-set semi-annually at the three-month LIBOR (London Inter Bank Offered Rate) rate plus 3.05%. The trust preferred securities are subordinated to other borrowings that may be obtained by the Company in the future and qualify as Tier 1 capital for regulatory purposes. (See discussion below regarding our Regulatory Capital Requirements.) The proceeds from the sale of the trust preferred securities will be used to fund the continued growth of the Bank and may also be used to repurchase our common stock under our stock repurchase plan and to purchase bank-owned life insurance on key employees of the Bank. Such insurance (which is commonly referred to in the banking industry as “BOLI”) would be purchased for two primary purposes: (i) to provide a source of funds to offset the Bank’s future payment obligations under its employee retirement and benefit plans, and (ii) to protect the Bank against the costs or losses that could occur as a result of the death of any key employees.

Regulatory Capital Requirements.    Federal banking agencies require banks to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital (essentially, the sum of a bank’s capital stock and retained earnings, less any intangibles) to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to average assets must be 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, federal and state bank regulatory agencies have the discretion to set minimum capital requirements for specific banking institutions at rates significantly above the minimum guidelines and ratios and encourage banks to maintain their ratios above those minimums as a matter of prudent banking practices.

The risk-based capital ratio is determined by weighting our assets in accordance with certain risk factors and, the higher the risk profile of the assets, the greater is the amount of capital that is required to maintain an adequate risk based capital ratio, which generally is at least 8%. Additionally, the level of supervision to which a bank will be subject by federal bank regulatory authorities will depend largely on the extent to which a bank meets or exceeds federally mandated leverage capital ratios. A bank that maintains a leverage capital ratio of 5% or more generally will be categorized by federal bank regulatory agencies as “well capitalized” and, therefore, as a general matter will be subject to less extensive regulatory supervision than banks with lower leverage capital ratios. However, a bank with a leverage capital ratio exceeding 5% may be “downgraded” by its primary federal regulatory agency due to other factors.

The Bank has been categorized as a “well capitalized” institution by its primary federal banking agency and its Tier 1 capital and Tier 1 risk-based capital ratios compare favorably with those of the Peer Group Banks and exceed minimum regulatory requirements.

The following table compares, as of December 31, 2002, the actual capital ratios of the Bank to the capital ratios that the Bank is required to meet under applicable banking regulations:

	Actual	For Capital Adequacy Purposes	To Be Categorized as Well Capitalized
Total Capital to Risk Weighted Assets	12.6%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	11.6%	4.0%	6.0%
Tier 1 Capital to Average Assets	9.4%	4.0%	5.0%

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE FINANCIAL PERFORMANCE

Statements contained in this Annual Report that are not historical facts or that discuss our expectations or beliefs about our future financial performance (including statements concerning business or financial trends) are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Our actual financial results in future periods may differ, possibly materially, from those forecast, or identified as expected or anticipated, in this Annual Report due to a number of risks and uncertainties. Certain of those risks and uncertainties are discussed above in the section of the Report entitled “Management’s Discussion and Analysis of Finance Condition and Results of Operation.” In addition, included among the risks and uncertainties that could affect our future financial performance and condition are the following:

Increased Competition.    Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require us to reduce interest rates and loan fees in order to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce our interest income or increase our interest expense, thereby reducing our net interest income and margins.

Possible Adverse Changes in Local Economic Conditions.    Adverse changes in economic conditions, either national or local, could (i) reduce loan demand that could, in turn, reduce interest income and net interest margins; (ii) weaken the financial capability of borrowers to meet their loan obligations, resulting in increases in loan losses and require increases in reserves for possible loan losses through additional charges against income; and (iii) lead to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

Possible Adverse Changes in Federal Reserve Board Monetary Policies.    Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets and, thereby, reduce net interest margins and net interest income. As discussed above, in the past 24 months the Federal Reserve Board has lowered market rates of interest in an effort to stimulate the national economy. Those reductions caused our net interest margin to decline and could continue to do so in the future.

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

The table below sets forth information concerning the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2002. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

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

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest Bearing	Total
	(Dollars in Thousands)
Assets
Interest-bearing deposits in banks	$5,248	$2,674	$—	$—	$—	$7,922
Investment securities	12,318	59,357	12,950	6,153	—	90,778
Federal Funds Sold	16,300	—	—	—	—	16,300
Net loans	135,106	5,220	77,812	219,303	—	437,441
Noninterest-earning assets	—	—	—	—	52,129	52,129

Total assets	$168,972	$67,251	$90,762	$225,456	$52,129	$604,570

Liabilities and Stockholders’ Equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$198,286	$198,286
Interest-bearing deposits	288,920	40,170	7,173	13	—	336,276
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	8,000	—	—	—	—	8,000
Other liabilities	—	—	—	—	4,432	4,432
Stockholders’ equity	—	—	—	—	57,576	57,576

Total liabilities and stockholders equity	$296,920	$40,170	$7,173	$13	$260,294	$604,570

Interest rate sensitivity gap	$(127,948)	$27,081	$83,589	$225,443	$(208,165)	$—

Cumulative interest rate sensitivity gap	$(127,948)	$(100,867)	$(17,278)	$208,165	$—	$—

We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on our net interest income. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, our exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value

		Assets	Liabilities
(Dollars in Thousands)
+100 basis points	(1.77)%	$598,589	$545,825
+300 basis points	(8.50)%	$582,595	$544,835
-100 basis points	1.84%	$616,594	$546,842
-300 basis points	(9.04)%	$637,053	$547,258

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

Board of Directors and Stockholders

Foothill Independent Bancorp and Subsidiaries

Glendora, California

We have audited the accompanying consolidated balance sheets of Foothill Independent Bancorp and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and changes in stockholders’ equity and statements of cash flows for the three years ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foothill Independent Bancorp and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and cash flows for the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    VAVRINEK, TRINE, DAY & CO., LLP

Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

January 24, 2003

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS	(dollars in thousands)

Cash and due from banks	$32,665	$21,772
Federal funds sold	16,300	8,475

Total Cash and Cash Equivalents	48,965	30,247

Interest-bearing deposits in other financial institutions	7,922	13,258

Investment securities held-to-maturity	9,279	13,055
Investment securities available-for-sale	81,499	66,688

Total Investments	90,778	79,743

Federal Home Loan Bank stock, at cost	357	950
Federal Reserve Bank stock, at cost	229	229

Loans, net of unearned income	440,849	407,078
Direct lease financing	1,211	1,328
Allowance for Loan Losses	(4,619)	(4,206)

Total Loans	437,441	404,200

Premises and equipment	5,498	6,322
Other real estate owned	387	2,182
Cash surrender value of life insurance	6,778	6,167
Deferred tax assets	2,317	1,975
Accrued interest and other assets	3,898	4,868

TOTAL ASSETS	$604,570	$550,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits	$198,286	$161,837
Savings and NOW deposits	138,430	117,100
Money market deposits	113,081	100,482
Time deposits $100,000 or over	34,446	36,749
Time deposits under $100,000	50,319	59,222

Total Deposits	534,562	475,390
Accrued employee benefits	2,792	2,516
Accrued interest and other liabilities	1,640	1,383
Short-term borrowings	—	19,000
Company obligated preferred securities of subsidiary trust holding floating rate junior subordinated deferrable interest debentures	8,000	—

Total Liabilities	546,994	498,289

Commitments and Contingencies—Note #19
Stockholders’ Equity
Common Stock – authorized, 25,000,000 shares $.001 par value; issued and outstanding, 6,032,277 shares in 2002 and 5,514,363 shares in 2001	6	6
Additional paid-in capital	43,110	42,892
Stock Dividend to be distributed	9,328	—
Retained earnings	4,868	8,877
Accumulated other comprehensive income—Net unrealized gains on available for sale securities, net of taxes of $89 in 2002 and $37 in 2001	264	77

Total Stockholders’ Equity	57,576	51,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$604,570	$550,141

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
	(dollars in thousands, except per share amounts)
Interest Income
Interest and fees on loans	$31,257	$31,720	$33,928
Interest on Investment Securities
Taxable	2,438	3,313	3,733
Exempt from federal taxes	419	275	317
Interest on deposits	194	564	273
Interest on federal funds sold	430	808	652
Lease financing income exempt from federal taxes	73	56	80

Total Interest Income	34,811	36,736	38,983

Interest Expense
Interest on savings, NOW and money market deposits	2,784	3,743	4,646
Interest on time deposits over $100,000	874	2,225	2,695
Interest on time deposits under $100,000	1,342	3,057	3,665
Interest on borrowings	39	5	97

Total Interest Expense	5,039	9,030	11,103

Net Interest Income	29,772	27,706	27,880
Provision for Loan Losses	(460)	(498)	(1,070)

Net interest income after provision for loan losses	29,312	27,208	26,810

Non Interest Income
Services fees	5,214	5,231	4,487
Gain on sale of SBA loans	3	24	31
Other	477	159	86

	5,694	5,414	4,604

Non Interest Expenses
Salaries and employee benefits	11,397	10,454	9,579
Net occupancy expense of premises	2,470	2,488	2,229
Furniture and equipment expenses	1,576	1,550	1,544
Other expenses	7,491	7,354	7,442

	22,934	21,846	20,794

Income before income taxes	12,072	10,776	10,620
Income Taxes	4,378	3,926	3,920

NET INCOME	$7,694	$6,850	$6,700

Earnings Per Share
Basic	$1.28	$1.14	$1.06

Diluted	$1.19	$1.08	$1.02

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Stock Dividend to be Distributed	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(dollars in thousands)
Balance, January 1, 2000	5,772,614	$5	$37,373	$—		$11,898	$(837)	$48,439
Cash dividend						(1,383)		(1,383)
Exercise of stock options	4,048		24					24
Common stock issued under employee benefit and dividend reinvestment and optional investment plans	36,079		357					357
Common stock repurchased, cancelled and retired	(568,878)					(6,469)		(6,469)
Comprehensive income:
Net income					$6,700	6,700		6,700
Net unrealized holding gains on available-for-sale securities (Net of taxes of $240)					595		595	595

Total Comprehensive Income					$7,295

Balance, December 31, 2000	5,243,863	5	37,754	—		10,746	(242)	48,263
7% stock dividend	361,421	1	4,626			(4,627)		—
Cash paid in lieu of fractional shares						(7)		(7)
Cash dividend						(2,177)		(2,177)
Exercise of stock options	38,417		224					224
Common stock issued under employee benefit and dividend reinvestment and optional investment plans	22,130		288					288
Common stock repurchased, cancelled and retired	(151,468)					(1,908)		(1,908)
Comprehensive income:
Net income					6,850	6,850		6,850
Net unrealized holding gains on available-for-sale securities (Net of taxes of $37)					319		319	319

Total Comprehensive Income					$7,169

Balance, December 31, 2001	5,514,363	6	42,892	—		8,877	77	51,852
9% stock dividend	497,498			9,328		(9,328)		—
Cash dividend						(2,375)		(2,375)
Exercise of stock options	13,168		120					120
Common stock issued under employee benefit and dividend reinvestment and optional investment plans	7,248		98					98
Comprehensive income:
Net income					7,694	7,694		7,694
Net unrealized holding gains on available-for-sale securities (Net of taxes of $89)					187		187	187

Total Comprehensive Income					$7,881

Balance, December 31, 2002	6,032,277	$6	$43,110	$9,328		$4,868	$264	$57,576

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
	(dollars in thousands)
Cash Flows From Operating Activities
Interest and fees received	$35,469	$37,238	$38,405
Service fees and other income received	4,982	4,814	3,952
Financing revenue received under leases	73	56	80
Interest paid	(5,160)	(9,379)	(10,783)
Cash paid to suppliers and employees	(20,914)	(18,107)	(22,478)
Income taxes paid	(4,423)	(4,033)	(3,554)

Net Cash Provided By Operating Activities	10,027	10,589	5,622

Cash Flows From Investing Activities
Proceeds from maturity of held-to-maturity securities	3,775	13,806	2,140
Purchase of held-to-maturity securities	(46)	(6,116)	(193)
Proceeds from maturity of available-for-sale securities	3,410,172	3,544,927	1,815,301
Purchase of available-for-sale securities	(3,424,094)	(3,562,013)	(1,824,370)
Net (increase) decrease in deposits in other financial institutions	5,336	(5,253)	(86)
Net (increase) decrease in credit card and revolving credit receivables	254	(154)	(300)
Recoveries and deferred recoveries on loans previously written off	33	75	80
Net increase in loans	(34,191)	(39,711)	(27,557)
Net (increase) decrease in leases	117	(164)	1,177
Capital expenditures	(570)	(1,838)	(1,035)
Proceeds from sale of other real estate owned	1,903	—	12
Proceeds from sale of property, plant and equipment	1	1,094	21

Net Cash Used In Investing Activities	(37,310)	(55,347)	(34,810)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	59,158	21,307	56,802
Net increase (decrease) in short term borrowing	(19,000)	19,092	(8,800)
Issuance of Trust Preferred Securities	8,000	—	—
Proceeds from exercise of stock options	120	224	24
Proceeds from stock issuance	98	288	357
Principal payments on long-term debt	—	—	(19)
Dividends paid	(2,375)	(2,184)	(1,383)
Stock repurchased and retired	—	(1,908)	(6,469)

Net Cash Provided By Financing Activities	46,001	36,819	40,512

Net Increase (Decrease) in Cash and Cash Equivalents	18,718	(7,939)	11,324
Cash and Cash Equivalents, Beginning of Year	30,247	38,186	26,862
Cash and Cash Equivalents, End of Year	$48,965	$30,247	$38,186

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
	(dollars in thousands)
Reconciliation of Net Income to Net Cash Provided By Operating Activities
Net Income	$7,694	$6,850	$6,700
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Depreciation and amortization	1,385	1,364	370
Provision for possible credit losses	460	498	1,070
Provision for possible OREO losses	—	125	42
Provision (credit) for deferred taxes	(342)	(174)	611
(Gain) loss on sale of equipment	7	(72)	2
Gain on sale of other real estate owned	(108)	—	(12)
(Increase) decrease in other assets	131	231	(104)
(Increase) decrease in interest receivable	669	335	(319)
(Increase) decrease in discounts and premiums	62	223	(179)
(Increase) decrease in prepaid expenses	241	1,352	(1,167)
Increase in cash surrender value of life insurance	(611)	(528)	(642)
Increase (decrease) in interest payable	(121)	(349)	320
Increase (decrease) in taxes payable	297	67	(245)
Increase (decrease) in accrued expenses and other liabilities	263	667	(825)

Total Adjustments	2,333	3,739	(1,078)

Net Cash Provided By Operating Activities	$10,027	$10,589	$5,622

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #1—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Foothill Independent Bancorp and its wholly owned subsidiaries, Foothill Independent Bank (the “Bank”), Foothill BPC, Inc., Platinum Results, Inc., and Foothill Independent Statutory Trust I, collectively referred to herein as the “Company.” Intercompany balances and transactions have been eliminated.

Nature of Operations

The Bank has been organized as a single operating segment and operates twelve branches in various locations in the Los Angeles, Riverside, and San Bernardino Counties of Southern California. The Bank’s primary source of revenue is from providing loans to customers, who are predominately small and middle market businesses and individuals.

Foothill BPC, Inc. is the entity that accounts for leasing of certain bank branches.

On December 18, 2000, the Company formed Platinum Results, Inc., as a California corporation and data processing subsidiary of the Company.

On December 6, 2002, the Company formed Foothill Independent Statutory Trust I for the purpose of issuing Trust Preferred Securities (See Note #10).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (See Note #5), the valuation of foreclosed real estate (See Note #7) and deferred tax assets (See Note #17).

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2002.

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

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #1—Summary of Significant Accounting Policies, Continued

Investment Securities, Continued

Securities are considered available-for-sale if they would be sold under certain conditions, among these being changes in interest rates, fluctuations in deposit levels or loan demand, or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity (See Note #2).

Loans and Interest on Loans

Loans are stated at unpaid principal balances, net of deferred loan fees and unearned discounts. The Bank recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and recognized as an adjustment to yield of the loan (See Note #3).

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make all payments due according to the contractual terms of the loan agreement. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

For impairment recognized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, the entire change in the present value of expected cash flows of the impaired loan is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as reduction in the amount of provision for loan losses that otherwise would be reported (See Note #5).

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

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and twenty to thirty for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred (See Note #6).

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #1—Summary of Significant Accounting Policies, Continued

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Revenue and expenses from operations and additions to the valuation allowance are included in other expenses (See Note #7).

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

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to the extent necessary to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits for deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods (See Note #17).

Comprehensive Income

Beginning in 1998, the Bank adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Bank.

Earnings Per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share and stock option amounts have been retroactively restated to give effect to all stock dividends (See Note #18).

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

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #1—Summary of Significant Accounting Policies, Continued

Had compensation cost for the Bank’s stock options plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank’s net income and earnings per share would have been reduced to the pro forma amount indicated below:

	2002	2001	2000
Net income:
As reported	$7,694	$6,850	$6,700
Stock-Based compensation using the intrinsic value method	—	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	$(132)	$(154)	$(230)
Pro forma	7,562	6,696	6,470
Per share data:
Net income—Basic
As reported	$1.28	$1.14	$1.06
Pro forma	$1.26	$1.11	$1.02
Net income—diluted
As reported	$1.19	$1.08	$1.02
Pro forma	$1.17	$1.06	$0.99

Disclosure About Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimate of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimates of methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factor that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes (See Note #21).

Current Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires the Bank to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of long-term assets. SFAS No. 143 is effective for the Bank in 2003; however, management does not believe adoption will have a material impact on the Bank’s financial statements.

Reclassifications

Certain reclassifications were made to prior years’ presentations to conform to the current year.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #2—Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair market values at December 31, were as follows (in thousands):

Held-To-Maturity Securities

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (a)
U.S. Treasury Securities	$349	$10	$—	$359
Other Government Agency Securities	1,941	86	—	2,027
Municipal Agencies	4,678	295	—	4,973
Other Securities	2,311	—	—	2,311

Total Held-to-Maturity Securities	$9,279	$391	$—	$9,670

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (a)
U.S. Treasury Securities	$349	$9	$—	$358
Other Government Agency Securities	5,542	80	—	5,622
Municipal Agencies	4,853	55	—	4,908
Other Securities	2,311	—	—	2,311

Total Held-to-Maturity Securities	$13,055	$144	$—	$13,199

Available-For-Sale Securities

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (a)
Government Agency Securities	$57,534	$518	$—	$58,052
Certificates of Participation (b)	1,835	55	—	1,890
Municipal Agencies	1,250	54	—	1,304
Repurchase Agreement	10,000	—	—	10,000
Mortgage-Back Securities	523	13	—	536
Other Securities	10,006	1	290	9,717

Total Available-for-Sale	$81,148	$641	$290	$81,499

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #2—Investment Securities, Continued

Available-For-Sale Securities, Continued

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (a)
Government Agency Securities	$59,803	$358	$100	$60,061
Certificates of Participation (b)	2,765	134	—	2,899
Municipal Agencies	1,248	9	—	1,257
Repurchase Agreement	—	—	—	—
Mortgage-Back Securities	824	—	4	820
Other Securities	2,008	—	357	1,651

Total Available-for-Sale	$66,648	$501	$461	$66,688

(a)	The Bank’s portfolio of securities primarily consists of investment-grade securities. The fair value of actively traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.

(b)	Non-rated certificates of participation evidencing ownership interest in the California Statewide Communities Development Authority—San Joaquin County Limited Obligation Bond Trust with book values of $1,835,000 and $2,765,000 and market values of $1,890,000 and $2,899,000 at December 31, 2002 and 2001, respectively.

Proceeds from maturities of investment securities held-to-maturity during 2002, were $3,775,000. Proceeds from maturities of investment securities available-for-sale during 2002, were $3,410,172,000. There were no gains or losses recognized.

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

Securities with a book value of $15,688,000 and $11,025,000 and market value of $16,069,000 and $11,306,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost, estimated fair value and average yield of securities at December 31, 2002, by contractual maturity were as follows (in thousands):

	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Average Yield (a)
Due in one year or less	$2,890	$2,906	4.35%
Due after one year through five years	3,289	3,457	5.05%
Due after five years	3,100	3,307	5.25%

Carried at Amortized Cost	$9,279	$9,670	5.09%

(a)	The average yield is based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #2—Investment Securities, Continued

	Available-for-Sale Securities
	Amortized Cost	Fair Value	Average Yield (a)
Due in one year or less	$19,100	$19,100	0.03%
Due after one year through five years	54,773	55,305	3.69%
Due after five through ten years	4,576	4,658	4.12%
Due after ten years	2,699	2,436	6.80%

Carried at Fair Value	$81,148	$81,499	3.76%

(a)	The average yield is based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

Note #3—Loans

The composition of the loan portfolio at December 31, 2002 and 2001, was as follows (in thousands):

	2002	2001
Commercial, financial and agricultural	$44,136	$46,936
Real Estate—construction	34,492	16,091
Real Estate—mortgage
Commercial	331,108	310,737
Residential	26,599	28,032
Loans to individuals for household, family and other personal expenditures	4,073	4,718
All other loans (including overdrafts)	508	656

	440,916	407,170
Deferred income on loans	(67)	(92)

Loans, net of deferred income	$440,849	$407,078

Nonaccruing loans totaled approximately $1,455,000 and $2,717,000 at December 31, 2002 and 2001, respectively. Interest income that would have been recognized on nonaccrual loans if they had performed in accordance with the terms of those loans was approximately $117,000, $197,000, and $644,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

At December 31, 2002 and 2001, the Bank had approximately $5,000 and $34,000, respectively, of loans that were past due 90 days or more in interest or principal but which were still accruing interest. These loans are collateralized and in the process of collection.

Note #4—Direct Lease Financing

The Bank leases equipment to parties under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investment in direct lease financing at December 31, 2002 and 2001, consists of the following (in thousands):

	2002	2001
Lease payments receivable	$1,329	$1,486
Unearned income	(118)	(158)

Total	$1,211	$1,328

At December 31, 2002, the Bank had no outstanding lease commitments.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #4—Direct Lease Financing, Continued

At December 31, 2002, future minimum lease payments receivable under direct financing leases are as follows (in thousands):

Year
2003	$664
2004	324
2005	127
2006	123
2007	88
Thereafter	3

1,329
Less unearned income	(118)

Total	$1,211

Note #5—Allowance For Loan and Lease Losses

Transactions in the reserve for loan and lease losses are summarized as follows (in thousands):

	2002	2001	2000
Balance, Beginning of Year	$4,206	$3,692	$6,102
Recoveries on loans previously charged off	48	102	312
Provision charged to operating expense	460	498	1,070
Loans charged off	(95)	(86)	(3,792)

Balance, End of Year	$4,619	$4,206	$3,692

The Bank treats all nonaccruing loans and troubled debt restructurings as impaired loans. The allowances for loan losses related to impaired loans amounted to approximately $1,455,000 and $305,000 for the years ended December 31, 2002 and 2001, respectively, and those allowances are included in the above balances. The average balance of these loans amounted to approximately $2,428,000 and $2,634,000 for the years ended December 31, 2002 and 2001, respectively. During 2002, cash receipts totaling approximately $104,740 were applied to reduce the principal balances of, and no interest income was recognized on, impaired loans. During 2001, cash receipts totaling approximately $981,000 were applied to reduce the principal balances of, and approximately $366,000 of interest income was recognized on, impaired loans.

Note #6—Bank Premises and Equipment

Major classifications of bank premises and equipment are summarized as follows (in thousands):

	2002	2001
Buildings	$2,424	$2,424
Furniture and equipment	9,885	9,942
Leasehold improvements	3,650	3,579

	15,959	15,945
Less: Accumulated depreciation and amortization	(10,836)	(9,998)

	5,123	5,947
Land	375	375

Total	$5,498	$6,322

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #6—Bank Premises and Equipment, Continued

The Bank leases land and buildings under noncancelable operating leases expiring at various dates through 2014. The following is a schedule of future minimum lease payments based upon obligations at year-end (in thousands):

Year
2003	$1,334
2004	1,331
2005	1,132
2006	864
2007	685
Thereafter	2,480

Total	$7,826

Total rental expense for the three years ended December 31, 2002, 2001, and 2000, was $1,353,000, $1,329,000, and $1,269,000, respectively.

Note #7—Other Real Estate Owned

Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, 2002 and 2001, were as follows (in thousands):

	2002	2001
Balance, Beginning of Year	$2,182	$2,164
Additions	33	143
Valuation adjustments and other reductions	(1,828)	(125)

Balance, End of Year	$387	$2,182

The balances at December 31, 2002 and 2001 are shown net of reserves of $-0- and $125,000, respectively.

Transactions in the reserve for other real estate owned are summarized for December 31, 2002, 2001, and 2000 as follows (in thousands):

	2002	2001	2000
Balance, Beginning of Year	$125	$—	$387
Provision charged to other expense	—	125	42
Charge-offs and other reductions	(125)	—	(429)

Balance, End of Year	$—	$125	$—

Note #8—Deposits

At December 31, 2002, the scheduled maturities of time deposits are as follows (in thousands):

Year
2003	$77,574
2004	6,174
2005	689
2006	5
2007	311
Thereafter	12

Total	$84,765

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #9—Short-Term Borrowings

In 2001, the bank had a short term borrowing of $19,000,000 at a fixed rate representing an advance from the Federal Home Loan Bank of San Francisco with a due date of January 28, 2002, and interest payable at 1.92%. This advance was repaid on January 28, 2002.

Note #10—Trust Preferred Securities

On December 6, 2002, Foothill Independent Statutory Trust I, a wholly owned subsidiary of Foothill Independent Bancorp, issued $8,000,000 of Floating Rate Trust Securities. The trust invested the gross proceeds from the offering in Floating Rate Junior Subordinated Deferrable Interest Debentures issued by Foothill Independent Bancorp. The subordinated debentures were issued concurrent with the issuance of the Trust Securities. Foothill Independent Bancorp will pay the interest on the junior subordinated debentures to the Trust, which represents the sole revenue and sole source of dividend distributions by the trust to the holders of the Trust Securities. Foothill Independent Bancorp has guaranteed, on a subordinated basis, payment of the Trust’s obligation. Foothill Independent Bancorp has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Securities will mature on December 6, 2032 but can be called at any time commencing in 2007 at par.

Note #11—Stock Option Plan

The Company maintains an employee incentive and nonqualified stock option plan which was approved by its stockholders in 1993 (the “1993 Option Plan”). The Company applies APB Opinion No. 25 and related interpretations in accounting with respect to this Option Plan. Accordingly, no compensation cost has been recognized with respect to options granted under the 1993 Option Plan.

The 1993 Option Plan provides for the issuance of up to an aggregate of 1,147,041 shares of the Company Common Stock (which number gives retroactive effect to stock dividends declared prior to December 31, 2002). Options to purchase those shares may be granted to officers, key employees and directors of the Company and its subsidiaries, including the Bank, at prices not less than the fair market value of such shares at dates of grant. Options granted expire within a period of not more than ten years from the dates on which the options are granted.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002, 2001, and 2000, respectively: risk-free rates of 2.57%, 4.37%, and 5.08%, dividend yields of 3%, 3%, and 2%, expected life of five years; and volatility of 30%, 31%, and 33%.

Information with respect to the number of shares of Common Stock that were subject to options that were granted or exercised, and those that expired without exercise, under the 1993 Option Plan during the years ended December 31, 2002, 2001, and 2000, the weighted exercise prices thereof, and the number of shares subject to exercisable options at the end of each of those years, is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Beginning of Year	920,483	$7.80	987,564	$7.90	920,150	$7.58
Granted	13,080	13.58	43,736	11.03	94,470	8.75
Exercised	(14,308)	(7.80)	(97,509)	(6.42)	(4,721)	(5.14)
Forfeited	(4,339)	(11.22)	(13,308)	(11.36)	(22,335)	(11.40)

Outstanding, End of Year	914,916	7.88	920,483	7.80	987,564	7.90

Options exercisable at year end	876,321	$7.75	777,835	$8.34	828,080	$8.04
Weighted average fair value of options granted during the year	$3.35		$3.05		3.38

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #11—Stock Option Plan, Continued

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.47 to $5.85	361,804	2.2	$5.12	361,804	$5.12
$7.79 to $9.23	308,587	5.0	8.10	297,357	8.08
$10.08 to $12.17	173,000	6.3	10.88	158,715	10.88
$13,17 to $15.01	71,525	6.2	13.81	58,445	13.86

$4.47 to $15.01	914,916			876,321

Note #12—Defined Contribution Plan (401K)

The Company sponsors a defined contribution pension plan that covers all employees with 1,000 or more hours worked in a year. Contributions to the plan are based on the employee’s gross salary less the IRS Section 125 flex plan. For the years ending December 31, 2002, 2001, and 2000, the amount of the Company contributions amounted to approximately $179,000, $248,000, and $272,000, respectively.

Note #13—Deferred Compensation

The Bank maintained a nonqualified, unfunded deferred compensation plan for certain key management personnel whereby they may defer compensation which will then provide for certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement. The plan provides for reduced benefits upon early retirement, disability, or termination of employment. The deferred compensation expense for 2002 was $428,000 ($253,000 net of income taxes), 2001 was $378,000 ($223,020 net of income taxes), and 2000 was $324,000 ($190,836 net of income taxes).

Note #14—Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Commissioner of Financial Institutions, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates of the Company amounting to more than 20% of its contributed capital and retained earnings. At December 31, 2002, the maximum combined amount of funds that were available from these two sources was approximately $19,363,000 or 34% consolidated stockholders’ equity.

Note #15—Stock Dividend

On November 21, 2002, the Board of Directors declared a 9% stock dividend payable on January 29, 2003, to stockholders of record on January 8, 2003. All references in the accompanying financial statements to the number of common shares and per share amounts for all years presented have been restated to reflect the stock dividend.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #16—Other Expenses

The following is a breakdown of other expenses for the years ended December 31, 2002, 2001, and 2000 (amounts in thousands):

	2002	2001	2000
Data processing	$1,416	$1,248	$1,077
Marketing expenses	982	1,086	940
Office supplies, postage and telephone	1,117	1,086	1,071
Bank insurance	529	448	492
Supervisory assessments	123	127	126
Professional fees	1,170	1,287	1,334
Operating losses	175	151	66
OREO expenses	35	197	39
Other	1,944	1,724	2,297

Total	$7,491	$7,354	$7,442

Note #17—Income Taxes

The provisions for income taxes consist of the following (amounts in thousands):

	2002	2001	2000
Tax provision applicable to income before income taxes	$4,378	$3,926	$3,920

Federal Income Tax
Current	3,570	3,048	2,469
Deferred	(388)	(174)	282
State Franchise Tax
Current	1,334	1,095	1,080
Deferred	(138)	(43)	89

Total	$4,378	$3,926	$3,920

The following is a summary of the components of the deferred tax assets accounts recognized in the accompanying statements of financial condition as of December 31 (amounts in thousands):

	2002	2001	2000
Deferred Tax Assets
Allowance for loan losses due to tax limitations	$1,502	$1,137	$909
Deferred compensation plan	1,201	1,050	1,026
Allowance for other real estate owned	—	129	47
Other assets and liabilities	267	80	338
Net unrealized loss on available-for-sale securities	—	—	6

Total Deferred Tax Assets	2,970	2,396	2,326
Deferred Tax Liabilities
Premises and equipment due to depreciation difference	(295)	(384)	(525)
Other assets and liabilities	(269)	—	—
Net unrealized appreciation on available-for-sale securities	(89)	(37)	—

Net Deferred Tax Assets	$2,317	$1,975	$1,801

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #17—Income Taxes, Continued

As a result of the following items, the total tax expenses for 2002, 2001, and 2000, were less than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes (dollars in thousands):

	2002		2001		2000
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Federal rate	$4,104	34.0	$3,664	34.0	$3,611	34.0
Changes due to State income tax, net of Federal tax benefit	857	7.1	765	7.1	754	7.1
Exempt income	(570)	(4.7)	(547)	(2.7)	(517)	(4.9)
Other, net	(13)	(0.1)	44	(2.0)	72	0.7

Total	$4,378	36.3	$3,926	36.4	$3,920	36.9

Note #18—Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”). All amounts in the table are in thousands. Shares have been retroactively restated to give effect to 9% stock dividend declared November 21, 2002 to shareholders on January 29, 2003 to shareholders of record January 8, 2003.

	2002		2001		2000
	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$7,694		$6,850		$6,700
Shares outstanding at year end	—	6,032	—	6,010	—	6,115
Impact of weighting shares purchased during the year	—	(11)	—	19	—	222

Used in Basic EPS	7,694	6,021	6,850	6,029	6,700	6,337
Dilutive effect of outstanding stock options	—	443	—	313	—	222
Used in Dilutive EPS	$7,694	6,464	$6,850	6,342	$6,700	6,559

Note #19—Commitments and Contingencies

The Bank is involved in various litigation that has arisen in the ordinary course of its business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company’s financial statements.

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby commercial letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2002 and 2001, the Bank had commitments to extend credit of $83,586,000 and $52,368,000, respectively, and obligations under standby letters of credit of $1,404,000 and $1,373,000, respectively.

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

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #19—Commitments and Contingencies, Continued

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Note #20—Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) and ratios of total capital and Tier 1 capital to risk-weighted assets (as defined), and to average assets (as defined). The following table compares, as of December 31, 2002 and December 31, 2001, the total capital and Tier 1 capital of the Company (on a consolidated basis), and that of the Bank, to the capital requirements imposed by government regulations (with amounts stated in thousands):

FOOTHILL INDEPENDENT BANCORP

			Capital Needed
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total capital to risk-weighted assets	$69,749	14.2%	$39,278	8.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	65,130	13.3%	19,639	4.0%	N/A	N/A
Tier 1 capital to average assets	65,130	10.8%	24,047	4.0%	N/A	N/A
As of December 31, 2001:
Total capital to risk-weighted assets	$55,752	12.4%	$35,971	8.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	51,546	11.5%	17,985	4.0%	N/A	N/A
Tier 1 capital to average assets	51,546	9.4%	20,786	4.0%	N/A	N/A

FOOTHILL INDEPENDENT BANK

			Capital Needed
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total capital to risk-weighted assets	$60,860	12.6%	$38,760	8.0%	$48,450	10.0%
Tier 1 capital to risk-weighted assets	56,241	11.6%	19,380	4.0%	29,070	6.0%
Tier 1 capital to average assets	56,241	9.4%	23,932	4.0%	29,915	5.0%
As of December 31, 2001:
Total capital to risk-weighted assets	$55,051	12.3%	$35,875	8.0%	$44,843	10.0%
Tier 1 capital to risk-weighted assets	50,846	11.3%	17,937	4.0%	26,906	6.0%
Tier 1 capital to average assets	50,846	9.3%	21,774	4.0%	27,217	5.0%

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #21—Fair Value of Financial Instruments

The table below presents the carrying amounts and fair values of financial instruments at December 31, 2002 and 2001 (with dollars in thousands). FAS Statement 107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point-in-time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holding of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, future expected loss experience and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore can not be determined with precision. Changes and assumptions could significantly affect the estimates.

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

The fair value of demand deposits, money market deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at December 31, 2002, and December 31, 2001. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

•	Short-Term Borrowings

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$48,965	$48,965	$30,247	$30,247
Investment securities and deposits	98,700	97,365	93,001	92,020
Loans	440,849	445,771	407,170	412,127
Direct lease financing	1,211	1,200	1,328	1,328
Cash surrender value	6,778	6,778	6,167	6,167
Financial Liabilities
Deposits	534,562	536,520	475,390	475,877
Short-Term borrowings	—	—	19,000	19,000
Trust Preferred Securities	8,000	8,000	—	—
Unrecognized Financial Instruments
Commitments to extend credit	55,933	559	52,368	524
Standby letters of credit	1,404	14	1,373	14

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #22—Condensed Financial Information of Foothill Independent Bancorp (Parent Company)

	2002	2001	2000
	(dollars in thousands)
Balance Sheets
Assets
Cash	$508	$122	$198
Interest-bearing deposits in financial institutions	1,500	—	—
Investment securities available-for-sale	5,996	—	—
Investment in subsidiaries	57,240	51,361	47,975
Accounts receivable	285	385	174
Excess of cost over net assets of company acquired (net)	—	—	42
Prepaid expenses	264	76	19
Accrued interest and other assets	68	—	—

Total Assets	$65,861	$51,944	$48,408

Liabilities and Stockholders’ Equity Liabilities
Accounts payable	$37	$92	$145
Long term debentures	8,248	—	—

	8,285	92	145

Stockholders’ Equity
Common stock	6	6	5
Additional paid-in capital	52,449	42,892	37,754
Retained earnings	5,121	8,954	10,504

Total Stockholders’ Equity	57,576	51,852	48,263

Total Liabilities and Stockholders’ Equity	$65,861	$51,944	$48,408

Statements of Income
Income
Equity in undistributed income of subsidiaries	$8,072	$7,197	$6,992
Interest income	4	—	—

	8,076	7,197	6,992
Expense
Amortization and other expenses	646	560	467

Total Operating Income	7,430	6,637	6,525
Tax benefit of parent’s operating expenses	264	213	175

Net Income	$7,694	$6,850	$6,700

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #22 - Condensed Financial Information of Foothill Independent Bancorp (Parent Company) (Cont’d)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
	(dollars in thousands)
Cash Flows From Operating Activities
Cash received for tax benefit from Foothill Independent Bank	$213	$175	$317
Cash paid for operating expenses	(779)	(629)	(286)

Net Cash Provided (Used) By Operating Activities	(566)	(454)	31

Cash Flows From Investing Activities
Purchase of deposits in other financial institutions	(1,500)	—	—
Purchase of investment securities available-for-sale	(5,999)
Capital contributed to subsidiary	(248)	(150)	—

Net Cash Provided (Used) By Investing Activities	(7,747)	(150)	—

Cash Flows From Financing Activities
Dividends paid	(2,375)	(2,184)	(1,846)
Dividends received from Foothill Independent Bank	2,630	4,280	7,397
Issuance of debentures	8,248
Proceeds from stock purchased	98	288	357
Proceeds from exercise of stock options	98	52	24
Capital stock repurchased	—	(1,908)	(6,469)

Net Cash Provided (Used) By Financing Activities	8,699	528	(537)

Net Increase (Decrease) in Cash	386	(76)	(506)
Cash, Beginning of Year	122	198	704

Cash, End of Year	$508	$122	$198

Reconciliation of Net Increase to Net Cash Provided by Operating Activities
Net Income	$7,694	$6,850	$6,700

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Amortization	—	42	43
Undistributed earnings of subsidiaries	(8,072)	(7,197)	(6,992)
(Increase) Decrease in accounts receivable	(51)	(39)	143
Increase in accrued interest receivable	(4)	—	—
Increase in prepaid expenses	(188)	(57)	(8)
Increase (Decrease) in accounts payable	55	(53)	145

Total Adjustments	(8,260)	(7,304)	(6,669)

Net Cash Provided (Used) by Operating Activities	$(566)	$(454)	$31

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

Note #23—Summary of Quarterly Financial Information (Unaudited)

The following quarterly financial information for the Company and its subsidiaries for the two years ended December 31, 2002 and 2001, is summarized below:

	2002
	First	Second	Third	Fourth
	(dollars in thousands, except per share amounts)
Summary of Operations
Interest income	$8,622	$8,814	$8,732	$8,643
Interest expense	1,384	1,254	1,244	1,157
Net interest income	7,238	7,560	7,488	7,486
Provision for loan losses	100	150	110	100
Net interest income after provision for loan losses	7,138	7,410	7,378	7,386
Other income	1,346	1,658	1,255	1,435
Other expense	5,527	5,948	5,593	5,866
Income before taxes	2,957	3,120	3,040	2,955
Applicable income taxes	1,075	1,127	1,100	1,076

Net Income	$1,882	$1,993	$1,940	$1,879

Earnings Per Share—Basic	$0.31	$0.33	$0.32	$0.31

Earnings Per Share—Diluted	$0.30	$0.31	$0.30	$0.29

	2001
	First	Second	Third	Fourth
	(dollars in thousands, except per share amounts)
Summary of Operations
Interest income	$9,575	$8,946	$9,060	$9,155
Interest expense	2,929	2,372	2,061	1,668
Net interest income	6,646	6,574	6,999	7,487
Provision for loan losses	125	100	—	273
Net interest income after provision for loan losses	6,521	6,474	6,999	7,214
Other income	1,318	1,347	1,338	1,411
Other expense	5,217	5,228	5,470	5,931
Income before taxes	2,622	2,593	2,867	2,694
Applicable income taxes	964	945	1,039	978

Net Income	$1,658	$1,648	$1,828	$1,716

Earnings Per Share—Basic	$0.27	$0.27	$0.30	$0.29

Earnings Per Share—Diluted	$0.26	$0.26	$0.29	$0.27

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding our executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement, for the Company’s 2003 annual meeting of shareholders, to be filed with the Commission on or before April 30, 2003.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 30, 2003 for the Company’s 2003 annual shareholders’ meeting.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

Except for the information regarding equity compensation plans set forth below, the information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 30, 2003 for the Company’s 2003 annual shareholders’ meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2002:

	Column A	Column B	Column C
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity compensation plans approved by shareholders	914,916	$7.88	232,125(1)
Equity compensation not approved by shareholders	—	—	—

	914,916	$7.88	232,125(1)

(1)	The equity compensation plan under which these shares were available for the grant of options terminated at the close of business on December 31, 2002. As a result, they are no longer available for option grants.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 30, 2003 for the Company’s 2003 annual shareholders’ meeting.

ITEM 14.     CONTROLS AND PROCEDURES

Within the past 90 days, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Annual Report on Form 10-K.

The officers also concluded that there were no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of our evaluation nor did we find any significant deficiencies or material weaknesses that would have required corrective actions to be taken with respect to those controls.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 2003.

FOOTHILL INDEPENDENT BANCORP

By:	/s/ GEORGE E. LANGLEY
George E. Langley, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the registrant in the capacities indicated on March 25, 2003.

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

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT

I, George E. Langley, Chief Executive Officer of Foothill Independent Bancorp, certify that:

1.	I have reviewed this annual report on Form 10-K of Foothill Independent Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ GEORGE E. LANGLEY

George E. Langley
President and Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER

UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT

I, Carol Ann Graf, Chief Financial Officer of Foothill Independent Bancorp, certify that:

1.	I have reviewed this annual report on Form 10-K of Foothill Independent Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 25, 2003

/s/ CAROL ANN GRAF

Carol Ann Graf Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
2.1*

Agreement and Plan of Merger dated May 4, 2000 between Foothill Independent Bancorp, Inc (“Foothill Delaware”) and Foothill Independent Bancorp (“Foothill California”) pursuant to which the Company’s state of incorporation was changed from California to Delaware.

2.28*	Certificate of Merger filed with the Delaware Secretary of State on July 18, 2000 effectuating the reincorporation of the Company in Delaware.
3.1*	Certificate of Incorporation of the Company as filed in Delaware.
3.2*	Bylaws of the Company, as in effect under Delaware Law.
4.1*	Rights Agreement between the Company and ChaseMellon Shareholder Services setting forth the rights of the holders of Rights to Purchase Common Stock of the Company.
4.2**	Amendment dated February 13, 2002 to Rights Agreement to appoint Registrar and Transfer Company as the successor Rights Agent to ChaseMellon Shareholder Services LLC
21	Subsidiaries of the Company.
23.1	Consent of Independent Public Accountants.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2000.
**	Incorporated by reference from the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001.