Form 10-Q
period 2003-03-31
FOOTHILL INDEPENDENT BANCORP
filed 2003-05-15
CIK 718903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☑] NO ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)

Yes ☐     No ☑.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

A total of 6,005,388 shares of Common Stock were outstanding on May 10, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(Dollars in thousands)

ASSETS	March 31, 2003	December 31, 2002
Cash and due from banks	$31,440	$32,665
Federal funds sold and Overnight Repurchase Agreements	34,200	26,300

Total Cash and Cash Equivalents	65,640	58,965

Interest-bearing deposits in other financial institutions	6,437	7,922

Investment Securities Held-To-Maturity (approximate market value $9,828 in 2003 and $9,670 in 2002)
U.S. Treasury	551	349
U.S. Government Agencies	1,941	1,941
Municipal Agencies	4,678	4,678
Other Securities	2,311	2,311

Total Investment Securities Held-To-Maturity	9,481	9,279

Investment Securities Available-For-Sale	80,161	71,499

Federal Home Loan Bank stock, at cost	357	357
Federal Reserve Bank stock, at cost	229	229
Loans, net of unearned discount and prepaid points and fees	451,660	440,849
Direct lease financing	1,138	1,211
Less reserve for possible loan and lease losses	(4,548)	(4,619)

Total Loans & Leases, net	448,250	437,441

Bank premises and equipment	5,375	5,498
Accrued interest	2,449	2,243
Other real estate owned, net of allowance for possible losses of $0 in 2003 and in 2002		387
Cash surrender value of life insurance	6,923	6,778
Prepaid expenses	618	1,192
Deferred tax asset	2,690	2,317
Other assets	435	463

Total Assets	$629,045	$604,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$205,687	$198,286
Savings and NOW deposits	143,483	138,430
Money market deposits	127,572	113,081
Time deposits in denominations of $100,000 or more	31,614	34,446
Other time deposits	50,105	50,319

Total deposits	558,461	534,562
Accrued employee benefits	2,762	2,792
Accrued interest and other liabilities	1,895	1,640
Company obligated trust preferred securities of subsidiary trust holding junior subordinated debentures	8,000	8,000

Total Liabilities	571,118	546,994

Stockholders’ Equity
Stock dividend to be distributed	—	9,328
Capital stock – authorized: 25,000,000 shares $.001 par value; issued and outstanding 5,978,786 shares at March 31, 2003 and 6,032,277 at December 31, 2002	6	6
Additional Paid-in Capital	52,458	43,110
Retained Earnings	5,220	4,868
Accumulated Other Comprehensive Income	243	264

Total Stockholders’ Equity	57,927	57,576

Total liabilities and stockholders’ equity	$629,045	$604,570

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2003	2002
INTEREST INCOME
Interest and fees on loans	$7,829	$7,612
Interest on investment securities
U.S. Treasury	5	4
Obligations of other U.S. government agencies	486	689
Municipal agencies	91	104
Other securities	52	74
Interest on deposits	33	58
Interest on Federal funds sold and overnight repurchase agreements	95	65
Lease financing income	18	16

Total Interest Income	8,609	8,622

INTEREST EXPENSE
Interest on savings & NOW deposits	159	183
Interest on money market deposits	454	476
Interest on time deposits in denominations of $100,000 or more	174	270
Interest on other time deposits	224	430
Interest on borrowings	93	25

Total Interest Expense	1,104	1,384

Net Interest Income	7,505	7,238
PROVISION FOR LOAN AND LEASE LOSSES	—	100

Net Interest Income After Provisions for Loan and Lease Losses	7,505	7,138
OTHER INCOME
Fees and service charges	1,232	1,246
Gain on sale SBA loans	1	1
Other	117	99

Total Other Income	1,350	1,346
OTHER EXPENSES
Salaries and benefits	2,891	2,772
Occupancy expenses, net of revenue of $49 in 2003 and in 2002	608	618
Furniture and equipment expenses	373	391
Other expenses (Note 2)	1,800	1,746

Total Other Expenses	5,672	5,527

INCOME BEFORE INCOME TAXES	3,183	2,957
PROVISION FOR INCOME TAXES	1,152	1,075

NET INCOME	$2,031	$1,882

EARNINGS PER SHARE OF COMMON STOCK (Note 3)
Basic (1)	$0.34	$0.31

Diluted (1)	$0.31	$0.30

(1)	Per share amount for the three months ended March 31, 2002 have been retroactively adjusted for a 9% stock dividend issued subsequent to March 31, 2002.

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Number of Shares Outstanding	Capital Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2002	5,514,363	$6	$42,892		$8,877	$77	$51,852
Cash dividend					(551)		(551)
Fractional shares of stock dividend paid in cash							—
Exercise of stock options	1,200	—	7				7
Common stock issued under employee benefit and dividend reinvestment plans	7,119	—	96				96
COMPREHENSIVE INCOME
Net Income				1,882	1,882		1,882
Unrealized security holding losses (Net of taxes ($170))				(343)		(343)	(343)

Total Comprehensive Income				$1,539

Balance, March 31, 2002	5,522,682	$6	$42,995		$10,208	$(266)	$2,943

Balance, January 1, 2003	6,032,277	6	52,438		4,868	264	57,576
Cash Dividend					(675)		(675)
Exercise of stock options	2,522	—	20				20
Common stock issued under employee benefit and dividend reinvestment plans	—	—	—				—
Common stock repurchased, cancelled and retired	(56,013)	—			(1,004)		(1,004)
COMPREHENSIVE INCOME
Net Income				2,031	2,031		2,031
Unrealized security holding gains
(Net of taxes $14)				(21)		(21)	(21)

Total Comprehensive Income				$2,010

BALANCE, March 31, 2003	5,978,786	$6	$52,458		$5,220	$243	$57,927

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2002 AND 2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2003	2002
Cash Flows From Operating Activities:
Interest and fees received	$8,424	$8,899
Service fees and other income received	1,201	1,205
Financing revenue received under leases	18	16
Interest paid	(1,123)	(1,427)
Cash paid to suppliers and employees	(5,619)	(5,210)
Income taxes paid	(503)	(494)

Net Cash Provided (Used) by Operating Activities	2,398	2,989

Cash Flows From Investing Activities:
Proceeds from maturity of investment securities (AFS)	52,357)	18,564
Purchase of investment securities (AFS)	(61,092)	(14)
Proceeds from maturity of investment securities (HTM)	—	3,600
Purchase of investment securities (HTM)	(202)	(46)
Net decrease in deposits at other financial institutions	1,485	8,311
Net (increase) decrease in credit card and revolving credit receivables	(146)	194
Recoveries on loans previously written off	(50)	7
Net (increase) decrease in loans	(10,635)	4,287
Net decrease in leases	73	94
Proceeds from property, plant & equipment	25	—
Capital expenditures	(240)	(157)
Proceeds from sale of other real estate owned	387	842

Net Cash Provided by (Used In) Investing Activities	(18,038)	35,682

Cash Flows From Financing Activities:
Net increase in demand deposits, NOW accounts, savings accounts, and money market deposits	27,020	33,954
Net decrease in certificates of deposit	(3,046)	(4,445)
Net decrease in short term borrowing	—	(19,000)
Proceeds from exercise of stock options	20	7
Proceeds from stock issued under employee benefit and dividend reinvestment plans	—	96
Stock repurchased and retired	(1,004)	—
Dividends paid	(675)	(551)

Net Cash Provided by Financing Activities	22,315	10,061

Net Increase in Cash and Cash Equivalents	6,675	48,732
Cash and Cash Equivalents at Beginning of Year	58,965	30,247

Cash and Cash Equivalents at March 31, 2002 & 2001	$65,640	$78,979

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

	2003	2002
Net Income	$2,031	$1,882
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	342	361
Provision for possible credit losses	—	100
(Gain) loss on sale of equipment	(4)	2
Benefit for deferred taxes	(373)	(116)
Increase in taxes payable	1,022	697
(Increase) decrease in other assets	(8)	24
(Increase) decrease in interest receivable	(206)	244
Increase in discounts and premiums	39	49
Decrease in interest payable	(19)	(43)
Decrease in prepaid expenses	574	606
Decrease in accrued expenses and other liabilities	(855)	(674)
Gain on sale of other real estate owned	—	(1)
Increase in cash surrender value of life insurance	(145)	(142)

Total Adjustments	367	1,107

Net Cash Provided by Operating Activities	$2,398	$2,989

DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal funds sold and overnight repurchase agreements. Generally, Federal funds and overnight repurchase agreements are purchased and sold for one-day periods.

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands)

MARCH 31, 2002 AND 2001

NOTE #1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, changes in stockholders’ equity and consolidated cash flows of the Company and its subsidiaries for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2003. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

NOTE #2—OTHER EXPENSES

The following is a breakdown of other expenses for the three month periods ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Data processing	$380	$351
Marketing expenses	246	241
Office supplies, postage and telephone	285	276
Bank Insurance	169	138
Supervisory Assessments	39	32
Professional Expenses	228	247
Other Expenses	453	461

Total Other Expenses	$1,800	$1,746

NOTE # 3—EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

	Three Months Ended March 31,
	2003		2002
	Income	Shares	Income	Shares(1)
Net income as reported	$2,031		$1,882
Shares outstanding at period end		5,979		5,523
Impact of weighting shares purchased during the period		43		(6)

Used in Basic EPS	2,031	6,022	1,882	5,517
Dilutive effect of outstanding options		506		307

Use in Dilutive EPS	$2,031	6,528	$1,882	5,825

(1)	The number of shares outstanding at March 31, 2002 has been retroactively adjusted for a 9% stock dividend issued after that date.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE # 3—EARNINGS PER SHARE (continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Net income
As reported	$2,031	$1,882
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported: using the fair value method of SFAS 123	—	(2)

Pro forma net income	$2,031	$1,880

Basic earnings per share (1)
As reported	$0.34	$0.31

Pro Forma	$0.34	$0.31

Earnings per share – assuming dilution (1)
As reported	$0.31	$0.30

Pro Forma	$0.31	$0.30

(1)	Per share amounts at March 31, 2002 has been retroactively adjusted for a 9% stock dividend issued after that date.

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

Loans

The fair value of loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at March 31, 2003. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Notes Payable

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #4—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Commitments to Extend Credit and Standby Letter of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties involved. For fixed-rate loan commitments, fair values also take into account the differences between current levels of interest rates and committed rates.

The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at March 31, 2003.

The estimated fair values of the Company’s financial instruments at March 31, 2003 were as follows:

	March 31, 2003
	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$65,640	$65,640
Investment securities and deposits	96,665	91,398
Loans	451,724	455,846
Direct lease financing	1,138	1,128
Cash surrender value of life insurance	6,923	6,923
Financial Liabilities
Deposits	558,461	561,886
Long term debt	8,000	8,000
Unrecognized Financial Instruments
Commitments to extend credit	53,217	532
Standby letters of credit	1,408	14

NOTE #5—NON-PERFORMING LOANS

The following table sets forth information regarding the Bank’s non-performing loans at March 31, 2003 and December 31, 2002.

	March 31,	December 31,
	2003	2002
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$—	$—
Real estate	—	—
Installment loans to individuals	—	5
Aggregate leases	—	—

Total loans past due more than 90 days	—	5
Troubled debt restructurings (2)	1,001	1,096
Non-accrual loans (3)	1,413	1,455

Total nonperfroming loans	$2,414	$2,556

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we has reason to believe that continued payment of interest and principal is unlikely.
(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.
(3)	There were 3 loans on non-accrual status totaling approximately $1,413,000 at March 31, 2003 and 4 loans totaling approximately $1,455,000 at December 31, 2002.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #5—NON-PERFORMING LOANS (continued)

Management regularly reviews the loan portfolio to identify problem loans. In addition, the Federal Reserve Board (the “FRB”) and the California Department of Financial Institutions (the “DFI”), which are the Bank’s principal federal and state regulatory agencies, respectively, also identify and classify problem credits. There are three classifications for problem loans: “substandard”, “doubtful”, and “loss”. Substandard loans have one defined weakness and are characterized by the distinct possibility that the Bank will sustain some loss if that weakness is not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable. A loan classified as “loss” is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted.

Another category designated “special mention” is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but do possess credit deficiencies or potential weaknesses deserving management’s close attention.

Classified loans totaled $3,117,000 as of March 31, 2003, all of which were classified as substandard and none of which were classified as “doubtful” or “loss”. A total of $1,704,000 of the loans classified substandard were performing and accruing loans and the remaining $1,413,000 were non-accrual loans.

NOTE # 6—RESERVE FOR LOAN AND LEASE LOSSES

The reserve for loan and lease losses is a general reserve established to absorb potential losses inherent in the entire loan and lease portfolio. The level of and ratio of additions to the reserve are based on analyses conducted of the loan and lease portfolio and, at March 31, 2003, the reserve reflected an amount which, in management’s judgment, was adequate to provide for potential loan losses. In evaluating the adequacy of the reserve, management considers a number of factors, including the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the FRB and the DFI, as part of their examination processes, periodically review and make their own evaluations regarding the adequacy of the reserve. On the basis of those examinations, those agencies may require the Bank to recognize additions to the reserve. The Bank was most recently examined by the FRB as of December 31, 2001 and by the DFI as of December 31, 2002.

The reserve for loan and lease losses at March 31, 2003, was $4,548,000 or 1.00% of total loans and leases. Additions to the reserve are made through the provision for loan and lease losses which is an operating expense of the Company.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE # 6—RESERVE FOR LOAN AND LEASE LOSSES (continued)

The following table provides certain information with respect to the Company’s allowance for loan losses as well as charge-off and recovery activity during the three months ended March 31, 2003 and the twelve months ended December 31, 2002.

	March 31,	December 31,
	2003	2002
	(Dollars in thousands)
Reserve for Loan Losses	$4,619	$4,206

Balance, Beginning of period
Charge-Offs
Commercial, financial and agricultural	—	(77)
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer loans	(6)	(18)
Lease financing	—	—
Other	—	—

Total charge-offs	(6)	(95)

Recoveries
Commercial, financial and agricultural	7	46
Real estate – construction	—	—
Real estate – mortgage	—	0
Consumer loans	—	2
Lease financing	—	—
Other	—	—

Total recoveries	7	48

Net recoveries (charge-offs) during period	1	(47)
Provision charged to operations during period	—	460
Provision for off-balance sheet loan commitments (1)	(72)	—

Balance, End of period	$4,548	$4,619

Net Charge-Offs to Average Loans Outstanding during period ended	0.000%	0.011%

Reserve for Loan Losses to Total Loans	1.00%	1.04%

(1)	During the quarter ended March 31, 2003, $72,000 was moved from the loan loss reserve to create a separate reserve for possible losses on off-balance sheet loan commitments. Prior to that time, the reserve allocable to loan commitments was included as part of the overall loan loss reserve.

NOTE # 7—MARKET RISK

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

The following reflects the Company’s net interest income sensitivity analysis as of March 31, 2003:

SIMULATED	INTEREST INCOME	MARKET VALUE
RATE CHANGES	SENSITIVITY	ASSETS	LIABILITIES
		(Dollars in thousands)
+100 basis points	-1.84%	$625,893	$563,524
+300 basis points	-9.09%	$609,864	$562,557
-100 basis points	2.25%	$644,080	$564,518
-300 basis points	-8.24%	$664,580	$564,930

The Company does not engage in any hedging activities and does not have any derivative securities in its portfolio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Our principal operating subsidiary is Foothill Independent Bank (the “Bank”), which is a California state chartered bank and member of the Federal Reserve System. The Bank accounts for substantially all of our consolidated revenues and income. Accordingly, the following discussion focuses primarily on the Bank’s operations and financial condition.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and general practices in the banking industry. The information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or satisfying a liability. We use historical loss factors, adjusted for current conditions, to determine the inherent loss that may be present in our loan portfolio. Actual loan losses could differ significantly from the loss factors that we use. See “Results of Operations — Provision for Loan Losses” below in this Section of this Report.

RESULTS OF OPERATIONS

Overview. The principal determinant of a bank’s income is net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on other interest bearing liabilities. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including the monetary policies of the Federal Reserve Board, national and local economic conditions, and competition from other depository institutions and financial services companies, which affect interest rates and also the demand for loans and the ability of borrowers to meet their loan payment obligations.

During 2001 the Federal Reserve Board adopted and implemented a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy, which was heading into recession. That policy continued through 2002 as the hoped for economic recovery has been slow to develop. Pursuant to that policy the Federal Reserve Board reduced interest rates throughout 2001 and, as a result, the prime rate of interest charged by most banks declined from 9.50% to 4.75% during 2001. It remained at 4.75% until November of 2002 when it declined further to 4.25% as a result of a further reduction in rates by the Federal Reserve Board. Those monetary policies, combined with the continued softness in the United States economy, caused the average rate of interest earned on our interest earning assets for the quarter ended March 31, 2003 to decline to 6.26% from 6.92%, during the same period of 2002.

Despite the decline in market rates of interest, we were able to increase net earnings by $149,000, or 7.9%, during the quarter ended March 31, 2003, as compared to the same quarter of 2002. On a fully diluted per share basis, net earnings increased by 3.3% to $0.31 in the three months ended March 31, 2003, from $0.30 per diluted share in the same period of 2002. Those increases were due primarily to a 3.7% increase in net interest income in the quarter ended March 31, 2003 as compared to the same quarter of fiscal 2002. See the discussion below under the caption entitled “Net Interest Income.”

The following table sets forth the Company’s annualized returns on average assets and average equity during that three month period ended March 31, 2003 as compared to the corresponding three month period of 2002.

	Three Months Ended March 31,
	2003	2002
Returns on Average Assets	1.34%	1.36%
Returns on Average Equity	14.06%	14.34%

Net Interest Income. Net interest income increased by $267,000, or 3.7%, in the three months ended March 31, 2003, as compared to the same three months of 2002. The increase was primarily due to a 20.2% reduction in interest expense, that was attributable to lower market rates of interest on deposits and, to a lesser extent, reductions in the average volume of outstanding time deposits, including those in denominations of $100,000 or more (“TCDs”). The lowering of interest rates on deposits was primarily due to actions taken by the Federal Reserve Board to lower market rates of interest in order to stimulate the economy. The reduction in deposits was primarily attributable to a decision made by management to lower rates of interests on time deposits in order to discourage their renewal and thereby reduce the volume outstanding at the Bank. The declines in interest expense in the quarter ended March 31, 2003 more than offset a decrease of $13,000 or 0.2% in interest income, that also was primarily attributable to declining market rates of interest. However, we were able to mitigate, partially, the impact of declining interest rates on our net interest income by implementing marketing programs that increased the volume of our outstanding loans which generate higher yields than other interest earning assets.

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

Impact on Net Interest Margins of the Mix of Fixed and Variable Rate Loans. As a general rule, in an interest rate environment like the one we have experienced during the past two years, a bank with a relatively high percentage of variable rate loans will experience a decline in net interest margins because those loans will “reprice” automatically when market rates of interest decline. On the other hand, a bank with a large proportion of fixed rates loans generally will experience an increase in net interest margins, because the interest rates on those fixed rate loans will not decline in response to declines in market rates of interest. In a period of increasing interest rates, however, the interest margin of banks with a high proportion of fixed rate loans generally will suffer because they will be unable to “reprice” those loans to fully offset the increase in the rates of interest they must offer to retain maturing time deposits and attract new deposits. By contrast, a bank with a higher proportion of variable loans in an environment of increasing market rates of interest will be able to more fully offset the impact of rising rates of interest on the amounts they must pay to retain existing and attract new deposits.

However, the impact of changes in interest rates on net interest income also can be affected by changes in the volume of loans or volume of interest bearing deposits. In the three months ended March 31, 2003, we were able to achieve an increase of $267,000 in our net interest income, as compared to the same period of 2002, due not only to the decline in interest rates paid on interest bearing deposits, but also to a reduction in the volume of our higher priced time deposits that resulted from a decision we made to allow those deposits to “run off” rather than to seek their renewal and an increase in loan volume. We also were able to mitigate the effect of declining market rates of interest by increasing the volume of our outstanding loans by means of loan marketing programs.

We attempt to reduce our exposure to market risks associated with interest rate fluctuations by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCDs and other time deposits, and (ii)  to match opportunities to “reprice” earning assets, particularly loans, in response to changes in market rates of interest which require or cause repricing of deposits. We have continued sales and marketing programs that are designed to increase our loan volume and, also the volume of our demand and savings deposits. During the three months ended March 31, 2003, the average volume of loans outstanding increased by $41,153,000, or 10%, and the average volume of demand, savings and money market deposits increased to 84% of average total deposits, as compared to 81% for the corresponding three month period of 2002. At the same time, TCDs and other time deposits declined to 16% of average total deposits during the three months ended March 31, 2003 from 19% in the same period of 2002. Additionally, in order to mitigate the impact of declining rates of interest on our interest income, during the fourth quarter of 2002 we adopted a new loan repricing policy which places an interest rate “floor,” currently at 5%, that is applicable to all new variable rate loans that we make. Assuming modest economic growth, we currently expect that we will be able to achieve additional loan growth and that time deposits, as a percentage of total deposits, will remain at about the same levels, during the balance of the current fiscal year. However, we may find it necessary or prudent to increase time deposits to fund increases in loan volume.

Net Interest Margin. Our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) declined in the quarter ended March 31, 2003 to 5.4% from 5.8% for the same period of 2002. That decline was due primarily to the decrease in interest rates mentioned above. However, notwithstanding that decline, we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the “Peer Group Banks”), because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks and we were able to increase the volume of our loans which generate higher yields than do our other interest earning assets.

We have again instituted new sales and marketing programs for 2003 that are designed to increase our loan volume and also the volume of our demand and savings deposits. However, we may find it necessary or prudent to increase time deposits to fund any resulting increases in loan volume. We currently believe that our net interest margin in 2003 will continue to decline at approximately the same level as in 2002, because we currently expect that any resulting increases in interest income we are able to generate in 2003 from increased loan volume will be largely offset by a combination of (i)  the increase in interest expense that will result from the increase in the volume of our deposits, and (ii) rates of interest that we are able to charge on loans, which are largely determined by the Federal Reserve Board’s monetary policies and affected by the economic conditions in the United States. However, there are a number of uncertainties and risks that could adversely affect our net interest margin in 2003, including (i) increased competition in our market areas, both from banks and other types of financial institutions as well as from securities brokerage firms and mutual funds that offer competing investment products, and (ii) the possibility that the economic slowdown will continue longer than is currently anticipated, which could result in reduced loan activity and lead to further rate reductions by the Federal Reserve Board which would have the effect of reducing market rates of interest even further.

The ability to maintain our net interest margin is not entirely within our control because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas. Current forecasts look for the possibility of a further reduction in interest rates in order to stimulate the economy, which we believe will put additional downward pressure on our net interest margin (as well as on the net interest margin of most depository institutions).

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

Provision for Loan Losses. Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve (the “Loan Loss Reserve”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to its realizable value. This reduction, which is referred to as a loan “charge-off,” is charged against the Loan Loss Reserve. The amount of the Loan Loss Reserve is increased periodically (i) to replenish the Reserve after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans, or due to adverse changes in national or local economic conditions. Those increases and additions are made through a charge against income referred to as the “provision for loan and lease losses.” Recoveries of loans previously charged-off are added back to and, therefore, also have the effect of increasing, the Loan Loss Reserve.

Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Loan Loss Reserve and, thereby, also the amount of the provisions that we make for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below under the Forward Looking Information and Uncertainties Regarding Future Performance.” Since loans represent the largest portion of our total assets, these judgments and forecasts can have a significant effect on the amount of our reported assets as set forth on our balance sheet. Those judgments also determine the amount of the provisions we make for possible loan losses and, therefore, can have a significant effect on our operating results. If conditions or circumstances change from those that were expected at the time those judgments or forecasts were made, it would become necessary to increase the Loan Loss Reserve by making additional provisions for loan losses that would adversely affect our operating results. Additionally, to the extent those conditions or events were to result in loan charge-offs, the total amount of our reported loans would decline as well.

We did not make any provisions for potential loan losses in the three month period ended March 31, 2003 as we concluded, based on our review of the quality of our loans, that our Loan Loss Reserve remained adequate to cover possible future loan losses. During the quarter ended March 31, 2002 we made a provision for potential loan losses of $100,000. At March 31, 2003, the Loan Loss Reserve was $4,548,000 or 1.00% of total loans outstanding, compared to $4,619,0000, or 1.04% of total loans outstanding, at December 31, 2002 and $4,296,000, or 1.06% of total loans outstanding, at March 31, 2002. During the first quarter of the current year, recoveries of previously “charged-off” loans exceeded loan charge-offs by $1,000. See Note 6 to our Condensed Consolidated Financial Statements contained in this Report for additional information with respect to an analysis of our loan and lease loss experience for the three months ended March 31, 2003 and the fiscal year ended December 31, 2002.

Non-Interest Income. Non-interest income (also sometimes referred to as “other income”) remained substantially unchanged in the first quarter of 2003 as compared to the same quarter of 2002, increasing by $4,000, or 0.3%.

Non-Interest Expense. Non-interest expense (also sometimes referred to as “other expense”) consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include insurance premiums, marketing expenses, data processing costs, and professional expenses. See Note 2 to our Condensed Consolidated Financial Statements contained above in this Report.

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

Non-interest expense increased approximately by $145,000, or 2.6% in the quarter ended March 31, 2003 compared to same period of 2002, primarily due to increases in employee compensation and benefits and the addition of banking personnel. However, notwithstanding that increase, our efficiency ratio remained relatively the unchanged, at 64.1% for the quarter ended March 31, 2003, compared to 64.4% in the quarter ended March 31, 2002. The efficiency ratio is, basically, the ratio of non-interest expense to the sum of net interest income and non-interest income.

Income Taxes. Income taxes increased by approximately $77,000, or 7.2% during the quarter ended March 31, 2003 compared to the same period of 2002, primarily as a result of the increases in pre-tax income.

The provision that we make for income taxes is based on, among other things, the ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of March 31, 2003, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $2,690,000. Such tax benefits expire over time unless used and the realization of those benefits is dependent on generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration. We have made a judgment that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits, by increasing the provision we make for income taxes, which would have the effect of reducing our net income.

FINANCIAL CONDITION

Assets and Deposits. Our total assets increased during the three months ended March 31, 2003 by $24,475,000 or 4.1% from our total assets at December 31, 2002. Contributing to that increase was an increase of $10,811,000, or 2.4% in the volume of loans outstanding. At March 31, 2003, the volume of demand, money market and savings deposits at the Bank was $26,945,000, or 6.0%, higher than at December 31, 2002, while the volume of time deposits, including TCDs, was $3,046,000, or 3.6%, lower than at December 31, 2002.

Liquidity Management. We have established liquidity management policies which are designed to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In conformity with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and in deposit withdrawals and maturities. At March 31, 2003, the principal sources of liquidity consisted of $31,440,000 of cash and demand balances due from other banks and $34,200,000 in Federal funds sold and overnight repurchase agreements which, together, totaled $65,640,000, as compared to $58,965,000 at December 31, 2002. Other sources of liquidity include $66,965,000 in securities available-for-sale, of which approximately $310,000 mature within one year; and $6,457,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $4,922,000 at March 31, 2003, require regular installment payments from customers, providing us with a steady flow of cash funds.

We also maintain a line of credit from the Federal Home Loan Bank, the amount of which was $35,251,000 as of March 31, 2003. Borrowings under that credit line are secured by a pledge of some of our outstanding loans. We also have established loan facilities that would enable us to borrow up to $13,000,000 of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise. Finally, if necessary, we could obtain additional cash by means of sales of time certificates of deposit into the “CD” market. However, as a general rule, it has been and continues to be our policy to make use of borrowings under the credit line or loan facilities to fund short term cash requirements, before selling securities or reducing deposit balances at other banks and before selling time certificates of deposit.

We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and other credit facilities, will be sufficient to enable us to meet increases in demand for loans and leases and increases in deposit withdrawals that might occur in the foreseeable future.

Capital Resources and Dividends. It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective. Pursuant to that policy, the Company has paid regular quarterly cash dividends since September of 1999 and, in April 2003, the Board of Directors declared a quarterly cash dividend of $0.12 per share, which will be paid on May 19, 2003 to shareholders of record as of May 5, 2003. That is the 15th consecutive quarterly cash dividend declared since the current dividend policy was adopted by the Board of Directors. However, the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve our objective of maintaining capital in amounts sufficient to support our growth. For example the retention of earnings in previous years enabled us to fund the opening of four new banking offices and extend the Bank’s market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

We continue to evaluate and explore opportunities to expand our market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets. The number of independent banks based in our market areas has declined significantly, due to a consolidation in the banking industry that occurred approximately two to three years ago. We believe that this consolidation has created opportunities for us to increase our market share in those areas. We have taken advantage of those opportunities by establishing a substantial number of new customer relationships and increasing the volume of our demand, savings and money market deposit balances. We also believe that there are still additional expansion and growth opportunities that we may take advantage of in the future.

Stock Repurchase Program. In January of 2003 the Board of Directors authorized a stock repurchase program that provides for the Company to repurchase up to $5,000,000 of its common stock. Repurchases may be made from time-to-time in the open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines. Through April 30, 2003, we had repurchased a total of 103,436 shares of our common stock pursuant to that program for an aggregate price of approximately $1,895,000.

Sale of Trust Preferred Securities. In December of 2002, we completed a private sale of $8,000,000 of trust preferred securities to an institutional investor as part of a pooled securitization transaction by that investor. The trust preferred securities mature in 30 years, and are redeemable at our option beginning after five years. We are required to make quarterly interest payments, initially at a rate of 4.66%, which will re-set semi-annually at the three-month LIBOR (London Inter Bank Offered Rate) rate plus 3.05%. The trust preferred securities are subordinated to other borrowings that may be obtained by the Company in the future and qualify as Tier 1 capital for regulatory purposes. (See discussion below regarding our Regulatory Capital Requirements.) The proceeds from the sale of the trust preferred securities are being used to fund the continued growth of the Bank and may also be used to repurchase our common stock under our stock repurchase plan and to purchase bank-owned life insurance on key employees of the Bank. Such insurance (which is commonly referred to in the banking industry as “BOLI”) would be purchased for two primary purposes: (i) to provide a source of funds to offset the Bank’s future payment obligations under its employee retirement and benefit plans, and (ii) to protect the Bank against the costs or losses that could occur as a result of the death of any key employees.

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

The Bank has been categorized as a “well capitalized” institution by its primary federal banking agency and its Tier 1 capital and Tier 1 risk-based capital ratios exceed minimum regulatory requirements and compare favorably with those of the banks and bank holding companies in its Peer Group.

The following table compares, as of March 31, 2003, the actual capital ratios of the Company and the Bank to the capital ratios that they are required to meet under applicable banking regulations:

	Company Actual	Bank Actual	For Capital Adequacy Purposes	To Be Categorized as Well Capitalized
Total Capital to Risk Based Assets	13.9%	12.6%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	13.0%	11.7%	4.0%	6.0%
Tier 1 Capital to Average Assets	10.8%	9.7%	4.0%	5.0%

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING

FUTURE FINANCIAL PERFORMANCE

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and they often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are based on current information and assumptions about future events over which we do not have control and that information is subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Certain of those risks and uncertainties are discussed above in the section of the Report entitled “Management’s Discussion and Analysis of Finance Condition and Results of Operation.” In addition, included among the risks and uncertainties that could affect our future financial performance or financial condition are the following:

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

Possible Adverse Changes in Federal Reserve Board Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets and, thereby, reduce net interest margins and net interest income. As discussed above, in the past two years, the Federal Reserve Board has lowered market rates of interest in an effort to stimulate the national economy. Those reductions caused our net interest margin to decline and could continue to do so in the future.

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

Additional information regarding these risks and uncertainties is contained in our Annual Report on Form 10K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission and readers of this Report are urged to review the Annual Report as well. Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loan and investment securities, deposits and borrowings. We do not engage in trading or hedging activities or participate in foreign currency transactions for our own account. Accordingly, our exposure to market risk is primarily a function of our asset and liability management activities and of changes in market rates of interest that can cause or require increases in the rates we pay on deposits that may take effect more rapidly or may be greater than the increases in the interest rates we are able to charge on loans and the yields that we can realize on our investments. The extent of that market risk, depends on a number of variables, including the sensitivity to changes in market interest rates and the maturities of our interest earning assets and our deposits. See “Results of Operations — Rate Sensitivity” in Item 2 of Part I of this Report.

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

PART II— OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits:

		Exhibit 99.1 —	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		Exhibit 99.2 —	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated April 24, 2003 to furnish, under Item 12 of that Report, a copy of its press release announcing its results of operations for the quarter ended, and its financial condition as of, March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003	FOOTHILL INDEPENDENT BANCORP

	By:	/s/ CAROL ANN GRAF
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ GEORGE E. LANGLEY
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ CAROL ANN GRAF
Carol Ann Graf Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1