Form 10-Q
period 2003-06-30
FOOTHILL INDEPENDENT BANCORP
filed 2003-08-14
CIK 718903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Yes ☒	No ☐.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).

Yes ☐	No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

A total of 6,132,294 shares of Common Stock were outstanding as of August 7, 2003

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

i

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(Dollars in thousands)

	June 30, 2003	December 31, 2002

ASSETS
Cash and due from banks	$34,745	$32,665
Federal funds sold and Overnight Repurchase Agreements	29,500	26,300

Total Cash and Cash Equivalents	64,245	58,965

Interest-bearing deposits in other financial institutions	8,514	7,922

Investment Securities Held-to-Maturity (approximate market value of $9,844 in 2003 and $9,670 in 2002)
U.S. Treasury	551	349
U.S. Government Agencies	1,940	1,941
Municipal Agencies	4,678	4,678
Other Securities	2,311	2,311

Total Investment Securities Held-To-Maturity	9,480	9,279

Investment Securities Available-For-Sale	83,896	71,499

Federal Home Loan Bank stock, at cost	366	357
Federal Reserve Bank stock, at cost	229	229

Loans, net of unearned discount and prepaid points and fees	463,497	440,849
Direct lease financing	1,052	1,211
Less reserve for possible loan and lease losses	(4,665)	(4,619)

Total Loans & Leases, net	459,884	437,441

Bank premises and equipment	5,139	5,498
Accrued interest	2,321	2,243
Other real estate owned, net of allowance for possible losses of $0 in 2003 and in 2002	—	387
Cash surrender value of life insurance	11,103	6,778
Prepaid expenses	1,061	1,192
Deferred tax asset	2,243	2,317
Other assets	655	463

Total Assets	$649,136	$604,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$212,943	$198,286
Savings and NOW deposits	144,744	138,430
Money market deposits	140,502	113,081
Time deposits in denominations of $100,000 or more	31,188	34,446
Other time deposits	49,283	50,319

Total deposits	578,660	534,562

Accrued employee benefits	2,869	2,792
Accrued interest and other liabilities	990	1,640
Floating rate trust preferred securities	8,000	8,000

Total liabilities	590,519	546,994
Stockholders’ Equity
Stock dividend to be distributed	—	9,328
Capital stock -- authorized: 25,000,000 shares $.001 par value; issued and outstanding: 6,040,272 shares at June 30, 2003 and 6,032,277 at December 31, 2002	6	6
Additional Paid-in Capital	53,203	43,110
Retained Earnings	5,014	4,868
Accumulated Other Comprehensive Income	394	264

Total Stockholders’ Equity	58,617	57,576

Total Liabilities and Stockholders’ Equity	$649,136	$604,570

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$15,529	$15,513	$7,700	$7,901
Interest on investment securities
U.S. Treasury	9	8	4	4
Obligations of other U.S. government agencies	1,081	1,215	595	526
Municipal agencies	170	209	79	105
Other securities	88	96	36	60
Interest on deposits	62	100	29	42
Interest on Federal funds sold	191	259	96	156
Lease financing income	35	36	17	20

Total Interest Income	17,165	17,436	8,556	8,814

INTEREST EXPENSE
Interest on savings & NOW deposits	321	374	162	191
Interest on money market deposits	980	988	526	512
Interest on time deposits in denominations of $100,000 or more	322	479	148	209
Interest on other time deposits	433	772	209	342
Interest on borrowings	186	25	93	—

Total Interest Expense	2,242	2,638	1,138	1,254

Net Interest Income	14,923	14,798	7,418	7,560
Provision for Loan and Lease Losses	100	250	100	150

Net Interest Income After Provisions for Loan and Lease Losses	14,823	14,548	7,318	7,410

OTHER INCOME
Fees and service charges	2,515	2,690	1,283	1,444
Gain on sale SBA loans	1	1	—	—
Other	268	313	151	214

Total other income	2,784	3,004	1,434	1,658

OTHER EXPENSES
Salaries and benefits	5,729	5,652	2,838	2,880
Occupancy expenses, net of revenue of $99 in 2003 and $100 in 2002	1,240	1,239	632	621
Furniture and equipment expenses	761	807	388	416
Other expenses (Note 2)	3,606	3,777	1,806	2,031

Total Other Expenses	11,336	11,475	5,664	5,948

INCOME BEFORE INCOME TAXES	6,271	6,077	3,088	3,120

Provision for income taxes	2,267	2,202	1,115	1,127

NET INCOME	$4,004	$3,875	$1,973	$1,993

EARNINGS PER SHARE OF COMMON STOCK (Note 3)
Basic	$0.67	$0.64	$0.33	$0.33

Diluted	$0.62	$0.61	$0.31	$0.31

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(Dollars in thousands)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Number of Shares Outstanding	Capital Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE, January 1, 2002	5,514,363	6	42,892		8,877	77	51,852
Cash Dividend					(1,160)		(1,160)
Exercise of stock options	5,808	—	54				54
Common stock issued under employee benefit and dividend reinvestment plans	7,248	—	98				98
Common stock repurchased, cancelled and retired		—	—				—
COMPREHENSIVE INCOME
Net Income				$3,875	3,875		3,875
Unrealized security holding losses (net of taxes $29)				17		17	17

Total Comprehensive Income				$3,892

BALANCE, June 30, 2002	5,527,419	$6	$43,044		$11,592	$94	$54,736

BALANCE, January 1, 2003	6,032,276	6	52,438		4,868	264	57,576
Cash Dividend					(1,396)		(1,396)
Exercise of stock options	141,001	—	765				765
Common stock repurchased, cancelled and retired	(133,005)	—			(2,462)		(2,462)
COMPREHENSIVE INCOME
Net Income				4,004	4,004		4,004
Unrealized security holding gains (net of taxes $75)				130		130	130

Total Comprehensive Income				$4,134

BALANCE, June 30, 2003	6,040,272	$6	$53,203		$5,014	$394	$58,617

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
Interest and fees received	$17,106	$18,065
Service fees and other income received	(1,535)	2,800
Financing revenue received under leases	35	36
Interest paid	(2,290)	(2,741)
Cash paid to suppliers and employees	(11,097)	(10,331)
Income taxes paid	(2,288)	(1,468)

Net Cash Provided (Used) by Operating Activities	(69)	6,361

Cash Flows From Investing Activities:
Proceeds from maturity of investment securities (AFS)	90,128	42,148
Purchase of investment securities (AFS)	(102,382)	(21,191)
Proceeds from maturity of investment securities (HTM)	—	3,600
Purchase of investment securities (HTM)	(202)	(46)
Net (increase) decrease in deposits at other financial institutions	(592)	6,130
Net (increase) decrease in credit card and revolving credit receivables	(61)	159
Recoveries on loans previously written off	(43)	16
Net (increase) decrease in loans	(22,787)	(19,393)
Net decrease in leases	159	186
Proceeds from property, plant & equipment	63	—
Capital expenditures	(392)	(259)
Proceeds from sale of other real estate owned	387	1,687

Net Cash Provided by (Used in) Investing Activities	(35,722)	13,037

Cash Flows From Financing Activities:
Net increase in demand deposits, NOW accounts, savings accounts, and money market deposits	48,458	44,798
Net decrease in certificates of deposit	(4,294)	(8,644)
Net decrease in short term borrowing	—	(19,000)
Proceeds from exercise of stock options	765	54
Proceeds from stock issued under employee benefit and dividend reinvestment plans	—	98
Stock repurchased and retired	(2,462)	—
Dividends paid	(1,396)	(1,160)

Net Cash Provided by Financing Activities	41,071	16,146

Net Increase in Cash and Cash Equivalents	5,280	35,544
Cash and Cash Equivalents at Beginning of Year	58,965	30,247

Cash and Cash Equivalents at June 30, 2002 & 2001	$64,245	$65,791

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES

	2003	2002

Net Income	$4,004	$3,875

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	682	708
Provision for possible credit losses	100	250
(Gain)/loss on sale of equipment	6	5
Benefit for deferred taxes	74	88
Increase (decrease) in taxes payable	(95)	646
Increase in other assets	1	37
(Increase)/decrease in interest receivable	(78)	643
Increase in discounts and premiums	54	22
Decrease in interest payable	(48)	(103)
Decrease in prepaid expenses	131	614
Decrease in accrued expenses and other liabilities	(575)	(215)
Gain on sale of other real estate owned	—	107
Increase in cash surrender value of life insurance	(4,325)	(316)

Total Adjustments	(4,073)	2,486

Net Cash Provided (Used) by Operating Activities	$(69)	$6,361

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

JUNE 30, 2003 AND 2002

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these interim condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, changes in stockholders’ equity and consolidated cash flows of the Company and its subsidiaries for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2003.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

NOTE #2 - OTHER EXPENSES

          The following is a breakdown of other expenses for the six and three month periods ended June 30, 2003 and 2002.

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Data processing	$782	$712	$402	$361
Marketing expenses	491	488	245	247
Office supplies, postage and telephone	562	555	277	279
Bank Insurance	314	271	145	133
Supervisory Assessments	61	64	22	32
Professional Expenses	458	586	230	339
Other Expenses	938	1,101	485	640

Total Other Expenses	$3,606	$3,777	$1,806	$2,031

NOTE #3 - EARNINGS PER SHARE

          The following table is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,

	2003		2002		2003		2002

	Income	Shares	Income	Shares	Income	Shares	Income	Shares

Net income as reported	$4,004		$3,875		$1,973		$1,993
Shares outstanding at period end (1)		6,040		6,025		6,040		6,025
Impact of weighting shares purchased during period		(30)		(7)		(41)		(3)

Used in Basic EPS	4,004	6,010	3,875	6,018	1,973	5,999	1,993	6,022
Dilutive effect of outstanding stock options		487		388		442		407

Used in Dilutive EPS	$4,004	6,497	$3,875	6,406	$1,973	6,441	$1,993	6,429

(1)	The number of shares outstanding at June 30, 2002 has been retroactively adjusted for a 9% stock dividend issued after that date.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #3 - EARNINGS PER SHARE (Continued)

          The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation.  All amounts are in thousands, except per share data.

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net Income
As reported	$4,004	$3,875	$1,973	$1,993
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(223)	(2)	(223)	(2)

Pro forma net income	$3,781	$3,873	$1,750	$1,991
Basic earnings per share (1)
As reported	$0.67	$0.64	$0.33	$0.33

Pro Forma	$0.63	$0.64	$0.29	$0.33

Earnings per share – Assuming dilution (1)
As reported	$0.62	$0.61	$0.31	$0.31

Pro forma	$0.58	$0.61	$0.27	$0.31

(1)	Per share amounts at June 30, 2002 have been retroactively adjusted for a 9% stock dividend issued after that date.

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

          Deposits

          The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at June 30, 2003.  The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

          Notes Payable

          Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

          Commitments to Extend Credit and Standby Letters of Credit

          The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties involved.  For fixed-rate loan commitments, fair value also takes into account the difference between current levels of interest rates and committed rates.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

          Commitments to Extend Credit and Standby Letters of Credit (continued)

          The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at June 30, 2003.

          The respective estimated fair values of the Company’s financial instruments at June 30, 2003 are as follows:

	June 30, 2003

	Carrying Amount	Fair Value

	(In thousands)
Financial Assets
Cash and cash equivalents	$64,245	$64,245
Investment securities and deposits	102,485	100,515
Loans	463,556	477,337
Direct lease financing	1,052	1,043
Cash surrender value of life insurance	11,103	11,103
Financial Liabilities
Deposits	578,660	579,891
Long-term debt	8,000	8,000
Unrecognized Financial Instruments
Commitments to extend credit	45,410	454
Standby letters of credit	1,290	13

NOTE #5 - NON-PERFORMING LOANS

          The following table sets forth information regarding the Bank’s non-performing loans at June 30, 2003 and December 31, 2002.

	June 30, 2003	December 31, 2002

	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$—	$—
Real estate	—	—
Installment loans to individuals	3	5
Aggregate leases	—	—

Total loans past due more than 90 days	$3	$5
Troubled debt restructurings (2)	22	1,096
Non-accrual loans (3)	1,723	1,455

Total non-performing loans	$1,748	$2,556

(1)

Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.  Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3)	There were 4 loans on non-accrual status, totaling approximately $1,723,000, at June 30, 2003 and 4 loans totaling approximately $1,455,000 at December 31, 2002.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #5 - NON-PERFORMING LOANS (continued)

          Management regularly reviews the loan portfolio to identify problem loans.  The Federal Reserve Board (the “FRB” or “Federal Reserve”) and the California Department of Financial Institutions (the “DFI”), which are the Bank’s principal federal and state regulatory agencies, respectively, also identify and classify problem credits during their periodic regulatory examinations of the Bank.  There are three classifications for problem loans:  “substandard”, “doubtful”, and “loss”.  Substandard loans have one defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable.  A loan classified as “loss” is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated “special mention” is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but which do possess credit deficiencies or potential weaknesses deserving management’s close attention.

          Another classification, “special mention,” is assigned to loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but do possess credit deficiencies or potential weaknesses deserving management’s close attention.

          The following table sets forth information regarding the Bank’s classified loans at June 30, 2003:

Loan Classification	Amounts at June 30, 2003 (in thousands)

Substandard	$4,283
Doubtful	0
Loss	0

          Of the loans classified substandard at June 30, 2003, a total of $2,560,000 were performing and accruing loans and the remaining $1,723,000 were non-accrual loans, on which we had ceased accruing interest.

NOTE #6 - RESERVE FOR LOAN AND LEASE LOSSES

          The reserve for loan and lease losses is a general reserve established to absorb potential losses inherent in the entire loan and lease portfolio.  The level of and ratio of additions to the reserve are based on analyses conducted of the loan and lease portfolio and, at June 30, 2003, the reserve reflected an amount which, in management’s judgment, was adequate to provide for potential loan losses.  In evaluating the adequacy of the reserve, management considers a number of factors, including the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors.  In addition, the FRB and the DFI, as part of their periodic examinations of the Bank, review the adequacy of the Bank’s reserve for possible loan and lease losses.  On the basis of those examinations, those agencies may require the Bank to recognize additions to the reserve.  The Bank was most recently examined by the FRB as of December 31, 2002.

          The reserve for loan and lease losses at June 30 2003, was $4,665,000, or 1.00% of total loans and leases.  Additions to the reserve are made through the provision for loan losses which is an operating expense of the Company.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #6 - RESERVE FOR LOAN AND LEASE LOSSES (continued)

          The following table provides certain information with respect to the reserve for loan losses as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
Reserve for Loan Losses
Balance, Beginning of period	$4,619	$4,206

Charge-Offs
Commercial, financial and agricultural	—	(77)
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer loans	(7)	(18)
Lease Financing	—	—
Other	—	—

Total Charge-Offs	(7)	(95)

Recoveries
Commercial, financial and agricultural	14	46
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer loans	—	2
Lease Financing	—	—
Other	—	—

Total recoveries	14	48

Net recoveries (charge-offs) during period	7	(47)
Provision charged to operations during period	100	460
Provision for off-balance loan commitments (1)	(61)	—

Balance at end of period	$4,665	$4,619

Ratios:
Net charge-offs to average loans outstanding during period	0.002%	0.011%

Reserve for loan losses to total Loans	1.000%	1.040%

(1)

During the six months ended June, 2003, $61,000 was moved from the loan loss reserve to create a separate reserve for possible losses on off-balance sheet loan commitments.  Prior to that time, the reserve allocable to loan commitments was included as part of the overall loan losses reserve.

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

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #7 - MARKET RISK (continued)

          The following reflects the Company’s net interest income sensitivity analysis as of June 30, 2003 (with dollars stated in thousands):

SIMULATED RATE CHANGES	INTEREST INCOME SENSITIVITY
		MARKET VALUE

		ASSETS	LIABILITIES

		(Dollars in thousands)
+100 basis points	-2.26%	$656,568	$588,692
+300 basis points	-5.82%	$639,524	$587,702

-100 basis points	4.27%	$675,712	$589,709
-300 basis points	-3.08%	$696,796	$588,883

          The Company does not engage in any hedging activities and does not have any derivative securities in its portfolio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          Our principal operating subsidiary is Foothill Independent Bank (the “Bank”), which is a California state chartered bank and member of the Federal Reserve System. The Bank accounts for substantially all of our consolidated revenues and income. Accordingly, the following discussion focuses primarily on the Bank’s operations and financial condition.

Critical Accounting Policies

          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices in the banking industry.  The information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  However, the carrying value of some of our assets can be affected by estimates and the judgments we make about future or anticipated events, the outcome of which, in some cases, is outside of our control.

          Judgments Regarding Reserves for Potential Loan Losses.  In particular, the accounting policies we follow in determining the sufficiency of the reserves we establish for possible loan losses involve judgments and assumptions by management about future economic and market conditions which can have a material impact on the carrying value of our loans and our results of operations.  In determining the adequacy of the reserve for loan losses, we use historical loss factors, adjusted not only for current conditions, but also for anticipated future conditions, to determine the inherent loss that may be present in our loan portfolio.   Actual loan losses could differ significantly from the loss factors that we use and, if loan losses were to exceed those we had anticipated, due to changes in events or circumstances, it could become necessary for us to increase our loan loss reserve by a charge to income which would reduce both the carrying value of our loans that is reflected on our balance sheet and our earnings.  See “Provision for Loan Losses” below in this Section of this Report.

          Utilization of Deferred Income Tax Benefits.  In addition, the provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability.  As of June 30, 2003, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $2,243,000.  Such tax benefits expire over time unless used and the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration.  We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits.  In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits, by increasing the provision we make for income taxes, which would have the effect of reducing our net income.

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

          During 2001 the Federal Reserve Board adopted and implemented a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy, which was heading into recession.  That policy continued through 2002 and into 2003, as the hoped for economic recovery has been slow to develop.  Pursuant to that policy the Federal Reserve Board reduced interest rates throughout 2001 and, as a result, the prime rate of interest charged by most banks declined from 9.50% to 4.75% during 2001.  It remained at 4.75% through most of 2002, declining to 4.25% in November 2002.  It remained at 4.25% until late June of 2003 when it declined further to 4.00% as a result of a further reduction in interest rates by the Federal Reserve Board.  Those monetary policies, combined with the continued softness in the United States economy, caused the average rate of interest earned on our interest earning assets for the quarter and six months periods ended June 30, 2003  to decline to 5.86% and 6.03%, respectively, from 6.83% and 6.86%, respectively, during the same periods of 2002.

          Despite the decline in yields on our interest earning assets, we were able to generate net earnings of $1,973,000 and $4,004,000, respectively, during the quarter and six month periods ended June 30, 2003.  Second quarter earnings for 2003 were relatively unchanged from the same quarter of 2002; while net earnings for the six months ended June 30, 2003 increased modestly, by $129,000, or 3.3%, over net earnings generated in the six months ended June 30, 2002.  On a fully diluted per share basis, net earnings for the second quarter of 2003 were the same as in the second quarter of 2002, at $0.31 per diluted shares.  For the six months ended June 30 2003, net earnings increased to $0.62 per diluted share from $0.61 per diluted share in the same six months of 2002.  The increase in earnings in the six months ended June 30, 2003 was due primarily to an increase in net interest income that resulted from a decrease in interest expense in that six month period. See “Net Interest Income” below.

          The following table sets forth the Company’s annualized returns on average assets and average equity in the three and six month periods ended June 30, 2003 as compared to the corresponding periods of 2002.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Annualized Returns on Average Assets	1.23%	1.41%	1.29%	1.39%
Annualized Returns on Average Equity	13.59%	14.76%	13.82%	14.55%

          Net Interest Income.  Net interest income declined by $142,000, or 1.9%, in the three month period ended June 30, 2003 as compared to the same period of 2002, as a result of a $258,000 or 2.9% decrease in interest income.  The decline in interest income was attributable primarily to declining market rates of interest which reduced the amounts we were able to earn on our interest earning assets.  That decline was partially offset by a $116,000, or 9.2%, reduction in interest expense in the quarter ended June 30, 2003.  For the six months ended June 30, 2003, net interest income increased by $125,000, or 0.8%, as compared to the same six months of 2002.  That increase was primarily due to a $396,000, or 15.0%, reduction in interest expense which more than offset a decrease of $271,000, or 1.6%, in interest income.  The decreases in interest expense in the quarter and six months ended June 30, 2003 were attributable to lower market rates of interest on deposits and, to a lesser extent, reductions in the average volume of outstanding time deposits, including those in denominations of $100,000 or more (“TCDs”), on which we pay higher rates of interest than on savings and money market deposits.  The lowering of interest rates on deposits was primarily the result of actions taken by the Federal Reserve Board to lower market rates of interest in order to stimulate the economy.  The reduction in the volume of our time deposits was primarily attributable to a decision made by management to lower rates of interests on those deposits in order to discourage their renewal and thereby reduce the volume outstanding at the Bank.    During the three and six month periods ended June 30, 2003, we also were able to mitigate, partially, the impact of declining market rates of interest on our net interest income by implementing marketing programs that increased the volume of our outstanding loans which generate higher yields than other interest earning assets.

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

•	variable and fixed rate loans in our loan portfolio; and

•	demand, savings and money market deposits, on the one hand, and higher priced time deposits, on the other hand.

                    Impact on Net Interest Margins of the Mix of Fixed and Variable Rate Loans.  As a general rule, in an interest rate environment like the one we have experienced during the past two years, a bank with a relatively high percentage of variable rate loans will experience a decline in net interest margins because those loans will “reprice” automatically when market rates of interest decline.  By contrast, a bank with a large proportion of fixed rates loans generally will experience an increase in net interest margins, because the interest rates on those fixed rate loans will not decline in response to declines in market rates of interest.  In a period of increasing interest rates, however, the interest margin of banks with a high proportion of fixed rate loans generally will suffer because they will be unable to “reprice” those loans to fully offset the increase in the rates of interest they must offer to retain maturing time deposits and attract new deposits.  A bank with a higher proportion of variable loans in an environment of increasing market rates of interest will, on the other hand, be able to offset more fully the impact of rising rates of interest on the amounts they must pay to retain existing and attract new deposits.

                    However, the impact of changes in interest rates on net interest income also can be affected by changes in the volume of loans or volume of interest bearing deposits.  In six month period ended June 30, 2003, we were able to achieve an increase of $125,000 in our net interest income, as compared to the same period of 2002, due not only to the decline in interest rates paid on interest bearing deposits (which would not have been sufficient, alone, to fully offset the effects of declining market rates of interest on our interest income), but also to a reduction in the volume of our higher priced time deposits that resulted from a decision we made to allow those deposits to “run off” rather than to seek their renewal.  Additionally, we were able to mitigate somewhat the effect of declining market rates of interest on interest income by increasing the volume of our outstanding loans by means of loan marketing programs.

                    Net Interest Margin.  Our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) declined in the quarter and six months ended June 30, 2003 to 5.08% and 5.25%, respectively, from 5.87% and 5.83%, respectively, for the same periods of 2002.  Those declines were due primarily to the decrease in interest rates mentioned above.  However, notwithstanding those declines, we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $250-to-$750 million (the “Peer Group Banks”), because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks.

                    We attempt to reduce our exposure to market risks associated with interest rate fluctuations by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCDs and other time deposits, (ii) to match opportunities to “reprice” interest earning assets and interest bearing liabilities in response to changes in market rates of interest, and (iii) to change the mix of interest earning assets and interest bearing liabilities in a manner that is designed to achieve increases in net interest income.  In the current interest rate environment, however, it is no longer possible to reduce the rates we pay on deposits much further in response to declining yields on interest earning assets, which has continued to put downward pressure on net interest margin of the Bank, as well as banks generally.

                    As a result, during the past six months we have taken the following actions in an effort to counteract this downward pressure on net interest margin:

•

We have continued sales and marketing programs that are designed to increase our volume of loans, on which yields are higher than other earning assets, and to change the mix of deposits to a greater proportion of lower cost demand and savings deposits;

•	We have allowed time deposits to “run-off,” rather than to seek their renewal as a means of reducing our interest expense; and

•	We adopted a new loan repricing policy which places an interest rate “floor,” currently at 4.59%, that is applicable to all new variable rate loans that we make.

                    As a result of these measures, during the six months ended June 30, 2003 the average volume of outstanding loans increased by $37,896,000, or 9%, and the average volume of demand, savings and money market deposits increased to 85% of average total deposits, as compared to 82% for the corresponding six month period of 2002.  At the same, TCDs and other time deposits declined, as a percentage of average total deposits, to 15% from 18% in the same six month period of 2002.

                    Assuming modest economic growth, we currently expect that we will be able to achieve additional loan growth, without increasing time deposits, as a percentage of total deposits, during the balance of the current fiscal year.  However, depending on loan demand and interest rates, we may find it necessary or prudent to increase time deposits to fund increases in loan volume.

                    Despite these actions, we currently expect our net interest margin in 2003 to decline somewhat, approximating the decline experienced in 2002, because we expect that any resulting increases in interest income we are able to generate from increased loan volume will be largely offset by a combination of (i) the increase in interest expense that will result from the increase in the volume of our deposits needed to fund the increase in loan volume, and (ii) continuing downward pressure on rates of interest that we are able to charge on loans, which are largely determined by the Federal Reserve Board’s monetary policies and economic conditions in the United States.  However, there are a number of uncertainties and risks that could adversely affect our net interest margin in 2003, including (i) increased competition in our market areas, both from banks and other types of financial institutions as well as from securities brokerage firms and mutual funds that offer competing investment products, and (ii) the possibility that the economic slowdown will continue longer than is currently anticipated, which could result in reduced loan activity and lead to further rate reductions by the Federal Reserve Board.

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

          Provision for Loan Losses.  Like virtually all banks and other financial institutions, we follow the practice of maintaining a reserve (the “Loan Loss Reserve”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business.  When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management estimates is its realizable value.  This reduction, which is referred to as a loan “charge-off,” is charged against the Loan Loss Reserve.  The amount of the Loan Loss Reserve is increased periodically (i) to replenish the Reserve after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans, or due to adverse changes in national or local economic conditions. Those increases and additions are made through a charge against income referred to as the “provision for loan and lease losses.” Recoveries of loans previously charged-off are added back to and, therefore, also have the effect of increasing, the Loan Loss Reserve.

          Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Loan Loss Reserve and, thereby, also the amount of the provisions that we make for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control.  See the discussion below under the Forward Looking Information and Uncertainties Regarding Future Performance.”  Since loans represent the largest portion of our total assets, these judgments and forecasts can have a significant effect on the amount of our reported assets as set forth on our balance sheet.  Those judgments also determine the amount of the provisions we make for loan possible loan losses and therefore can have a significant effect on our operating results.  If conditions or circumstances change from those that were expected at the time those judgments or forecasts were made, it could become necessary to increase the Loan Loss Reserve by making additional provisions for loan losses that would adversely affect our operating results.  Additionally, to the extent those conditions or events were to result in loan charge-offs, the total amount of our reported loans would decline as well.

          We made provisions for potential loan losses of $100,000, in the three and six month periods ended June 30, 2003, as compared to $150,000 and $250,000, respectively, for the corresponding periods of  2002.  At June 30, 2003, the Loan Loss Reserve was approximately $4,665,000 or 1.00% of total loans outstanding, compared to $4,619,0000, or 1.04% of total loans outstanding, at December 31, 2002 and $4,436,000 or 1.04% of total loans outstanding at June 30, 2002.  During the six month period ending June 30, 2003, recoveries of previously “charged-off” loans exceeded loan charge-offs by $7,000.  See Note 6 to our Condensed Consolidated Financial Statements contained in this Report for additional information with respect to our loan and lease loss experience in the six months ended June 30, 2003 and the fiscal year ended December 31, 2002.

          Non-Interest Income. Non-interest income (also sometimes referred to as “other income”) decreased by $224,000, or 13.5%, and $220,000, or 7.3%, in the three and six month periods ending June 30, 2003 as compared to the same periods of 2002, due primarily to decreases in transaction fees and services charges collected on deposits and other banking transactions.  Additionally, non-interest income in the second quarter of 2002 included a $107,000 gain on the sale of a parcel of real estate on which the Bank foreclosed several years ago.  No similar sales occurred in the second quarter of the current year.

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

          Non-interest expense decreased approximately by $284,000, or 4.8%, and by $139,000, or 1.2%, in the quarter and six-month periods ended June 30, 2003, respectively, compared to same periods of 2002, primarily due to decreases professional and other expenses.  However, notwithstanding that decrease, our efficiency ratio increased to 64.6% and 64.7%, respectively,  for the quarter and six month periods ended June 30, 2003, compared to 63.9% and 64.2%, respectively,  in the same periods of  2002, primarily due to the decrease in non-interest income.  The efficiency ratio is, basically, the ratio of non-interest expense to the sum of net interest income and non-interest income, adjusted to eliminate nonrecurring expense and income items.

          Income Taxes.  The decrease in the provision for income taxes in the second quarter of 2003 and the increase in that provision for the six months ended June 30, 2003 were attributable to the changes in pre-tax income in those periods, as the Company’s effective income tax rate remained unchanged at approximately 36%.  As discussed above, under the caption “Critical Accounting Policies,” that income tax rate reflects the beneficial impact of our ability to make use of certain income tax benefits available under state and federal income tax laws.

          The realization of those income tax benefits is dependent on our generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration.  We have made a judgment that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits.  In the event that our taxable income were to decline in future periods, making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits, by increasing the provision we make for income taxes, which would have the effect of reducing our net income.  See “Critical Accounting Policies” above.

Financial Condition

          Assets and Deposits.   Our total assets increased during the six months ended June 30, 2003 by $44,566,000 or 7.4% from our total assets at December 31, 2002.  Contributing to that increase was an increase of $22,648,000, or 5.1% in the volume of loans outstanding.  At June 30, 2003, the volume of demand, money market and savings deposits at the Bank was $48,392,000, or 10.8%, higher than at December 31, 2002, while the volume of time deposits, including TCDs, was $4,294,000, or 5.1%, lower than at December 31, 2002.

          Liquidity Management.  We have established liquidity management policies which are designed to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In accordance with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and in deposit withdrawals and maturities.  At June 30, 2003, the principal sources of liquidity consisted of $34,745,000 of cash and demand balances due from other banks and $29,500,000 in Federal funds sold and overnight repurchase agreements which, together, totaled $64,245,000, as compared to $58,965,000 at December 31, 2002.  Other sources of liquidity include $74,400,000 in securities available-for-sale, of which approximately $210,000 mature within one year; and $8,514,000 in interest bearing deposits at other financial institutions, which mature in 6 months or less.  Additionally, substantially all of our installment loans and leases, the amount of which aggregated $3,685,000 at June 30, 2003, require regular installment payments from customers, providing us with a steady flow of cash funds.

          We also have a line of credit from the Federal Home Loan Bank, the amount of which was $34,818,000 as of June 30, 2003.  Borrowings under that credit line are secured by a pledge of some of our outstanding loans.  No borrowings were outstanding under that line of credit at June 30, 2003. We also have established loan facilities that would enable us to borrow up to $13,000,000 of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise.  Finally, if necessary, we could obtain additional cash by means of sales of time certificates of deposit into the “CD” market.  However, as a general rule, it has been and continues to be our policy to make use of borrowings under the credit line or loan facilities to fund short term cash requirements, before selling securities or reducing deposit balances at other banks and before selling time certificates of deposit.

          We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and other credit facilities, will be sufficient to enable us to meet increases in demand for loans and leases and increases in deposit withdrawals that might occur in the foreseeable future.

          Capital Resources and Dividends.  It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth.  At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective.  Pursuant to that policy, the Company has paid regular quarterly cash dividends since September of 1999 and, in July 2003, the Board of Directors declared a quarterly cash dividend of $0.12 per share, which will be paid on August 20, 2003 to shareholders of record as of August 6, 2003.  That is the 16th consecutive quarterly cash dividend declared since the current dividend policy was adopted by the Board of Directors.  However, the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve our objective of maintaining capital in amounts sufficient to support our growth.  For example the retention of earnings in previous years enabled us to fund the opening of four new banking offices and extend the Bank’s market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

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

          Stock Repurchase Program.  In January of 2003 the Board of Directors authorized a stock repurchase program that provides for the Company to repurchase up to $5,000,000 of its common stock.  Repurchases may be made from time-to-time in the open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines.   Through July 31, 2003, we had repurchased a total of 148,005 shares of our common stock pursuant to that program for an aggregate price of approximately $2,747,000.

          Sale of Trust Preferred Securities.  In December of 2002, we completed a private sale of $8,000,000 of trust preferred securities to an institutional investor as part of a pooled securitization transaction by that investor.   The trust preferred securities mature in 30 years, and are redeemable at our option beginning after five years.  We are required to make quarterly interest payments, initially at a rate of 4.66%, which re-sets quarterly at the three-month LIBOR (London Inter Bank Offered Rate) rate plus 3.05%, and is currently at 4.26%.  The trust preferred securities are subordinated to other borrowings that may be obtained by the Company in the future and qualify as Tier 1 capital for regulatory purposes ( see discussion “Regulatory Capital Requirements” below).

          During the second quarter of the current year, $4 million of the net proceeds from the sale of the trust preferred securities was used to purchase Bank-owned life insurance policies on key management employees of the Bank, with the Bank as the beneficiary under such policies.  The purposes of bank-owned life insurance (commonly known in the banking industry as “BOLI”) are (i) to enable the Bank to offer employee retirement and benefit plans designed to attract and retain key management employees, by providing the Bank with a source of funds (primarily from the cash surrender value of such policies) that the Bank can use to fund the payment of benefits under those plans, and (ii) to protect the Bank against the costs or losses that could occur as a result of the death of any key management employee.  The remainder of the proceeds from the sale of the trust preferred securities will be used to fund the continued growth of the Bank and may also be used to repurchase our common stock under our stock repurchase plan.

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

          The following table compares, as of June 30, 2003, the actual capital ratios of the Company and the Bank to the capital ratios that they are required to meet under applicable banking regulations:

	Company Actual	Bank Actual	For Capital Adequacy Purposes	To Be Categorized as Well Capitalized

Total Capital to Risk Based Assets	13.8%	13.4%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	12.8%	12.5%	4.0%	6.0%
Tier 1 Capital to Average Assets	10.3%	10.1%	4.0%	5.0%

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

                    Possible Adverse Changes in Economic Conditions.  Adverse changes in economic conditions, either national or local, could (i) reduce loan demand that could, in turn, reduce interest income and net interest margins; (ii) weaken the financial capability of borrowers to meet their loan obligations, resulting in increases in loan losses that would require increases in reserves for possible loan losses through additional charges against income; and (iii) lead to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

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

          Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loan and investment securities, deposits and borrowings. We do not engage in trading or hedging activities or participate in foreign currency transactions for our own account. Accordingly, our exposure to market risk is primarily a function of our asset and liability management activities and of changes in market rates of interest that can cause or require increases in the rates we pay on deposits that may take effect more rapidly or may be greater than the increases in the interest rates we are able to charge on loans and the yields that we can realize on our investments. The extent of that market risk, depends on a number of variables, including the sensitivity to changes in market interest rates and the maturities of our interest earning assets and our deposits. See “Results of Operations -- Rate Sensitivity” in Item 2 of Part I of this Report.

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

          The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of June 30, 2003.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003.  As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II— OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our Annual Meeting of Stockholders was held on May 13, 2003. There were two matters voted on at the Annual Meeting.  The first was the election of two Class II Directors for a term of three years ending at the Annual Meeting of Stockholders to be held in 2006.  The only persons nominated at the Annual Meeting for election as Class II Directors were the nominees of the Board of Directors, who are identified below.  The second was the adoption of the Foothill Independent Bancorp 2003 Stock Incentive Plan.

          Directors Elected at Annual Meeting.  Set forth below is the name of the Class II Directors that were elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld.  As the election was uncontested, there were no broker non-votes.

CLASS II NOMINEES AND DIRECTORS	VOTES “FOR”	VOTES “WITHHELD”

George Sellers	4,944,693	236,306
Douglas F. Tessitor	4,947,623	233,376

          Directors Continuing in Office. The terms of office of the following incumbent Class I and Class III directors extend to 2005 and 2004, respectively and, therefore, they did not stand for re-election at the 2003 Annual Meeting:

Class I Directors	Class III Directors

George E. Langley	Richard Galich
Max Williams	William V. Landecena
O.L. Mestad

          Adoption of the Foothill Independent Bancorp 2003 Stock Incentive Plan.  Approval of the 2003 Stock Incentive Plan required the affirmative vote of the holders of a majority of the shares that were voted on this Proposal at the Meeting.  The Proposal was approved by the number of votes as set forth below.  Broker non-votes were counted for quorum purposes but were not counted as present for purposes of determining whether the required affirmative vote was received.

Shares Voted		Shares Abstaining

For	Against

3,304,892	668,051	74,918

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits:

		Exhibit No.	Description of Exhibit

		31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002
31.2
Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002
32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

	(b)	Reports on Form 8-K:

                 The Company filed a Current Report on Form 8-K dated July 24, 2003 to furnish, under Item 12 of that Report, a copy of its press release announcing its results of operations for the quarter ended, and its financial condition as of, June 30, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003	FOOTHILL INDEPENDENT BANCORP

	By:	/s/ CAROL ANN GRAF

Carol Ann Graf, Senior Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

E-1