Form 10-Q
period 2003-09-30
FOOTHILL INDEPENDENT BANCORP
filed 2003-11-13
CIK 718903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-11337

Foothill Independent Bancorp

Exact name of Registrant as specified in its charter)

Delaware	95-3815805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

510 South Grand Avenue, Glendora, California (Address of principal executive offices)	91741 (Zip Code)

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

A total of 6,150,072 shares of Common Stock were outstanding as of November 7, 2003.

FOOTHILL INDEPENDENT BANCORP

TABLE OF CO NTENTS

FORWARD LOOKING INFORMATION

This Report contains “forward-looking” statements that set forth our current expectations or beliefs regarding our future financial performance. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual financial performance in the future to differ, possibly significantly, from the expectations set forth in those statements. A discussion of those risks and uncertainties is set forth at the end of Item 2 of Part I of this Report and readers of this Report are urged to review that discussion, which qualifies the forward looking statements contained in this Report.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(Dollars in thousands)

	Sept. 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$37,314	$32,665
Federal funds sold and Overnight Repurchase Agreements	17,500	26,300

Total Cash and Cash Equivalents	54,814	58,965

Interest-bearing deposits in other financial institutions	9,108	7,922

Investment Securities Held-to-Maturity (approximate market value of $9,805 in 2003 and $9,670 in 2002)
U.S. Treasury	551	349
U.S. Government Agencies	1,940	1,941
Municipal Agencies	4,678	4,678
Other Securities	2,311	2,311

Total Investment Securities Held-To-Maturity	9,480	9,279

Investment Securities Available-For-Sale	139,011	71,499

Federal Home Loan Bank stock, at cost	370	357

Federal Reserve Bank stock, at cost	229	229

Loans, net of unearned discount and prepaid points and fees	451,363	440,849
Direct lease financing	849	1,211
Less reserve for possible loan and lease losses	(4,812)	(4,619)

Total Loans & Leases, net	447,400	437,441

Bank premises and equipment	5,019	5,498
Accrued interest	2,574	2,243
Other real estate owned, net of allowance for possible losses of $0 in 2003 and in 2002		387
Cash surrender value of life insurance	11,300	6,778
Prepaid expenses	952	1,192
Deferred tax asset	2,208	2,317
Other assets	704	463

Total Assets	$683,169	$604,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$223,655	$198,286
Savings and NOW deposits	151,367	138,430
Money market deposits	156,984	113,081
Time deposits in denominations of $100,000 or more	31,983	34,446
Other time deposits	46,004	50,319

Total deposits	609,993	534,562

Accrued employee benefits	2,957	2,792
Accrued interest and other liabilities	1,917	1,640
Floating rate trust preferred securities	8,000	8,000

Total liabilities	622,867	546,994
Stockholders’ Equity
Stock dividend to be distributed	—	9,328
Capital stock — authorized: 25,000,000 shares $.001 par value; issued and outstanding: 6,130,769 shares at September 30, 2003 and 6,032,277 at December 31, 2002	6	6
Additional Paid-in Capital	54,317	43,110
Retained Earnings	5,499	4,868
Accumulated Other Comprehensive Income	480	264

Total Stockholders’ Equity	60,302	57,576

Total Liabilities and Stockholders’ Equity	$683,169	$604,570

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$23,747	$23,416	$8,218	$7,903
Interest on investment securities
U.S. Treasury	14	11	5	3
Obligations of other U.S. government agencies	1,923	1,623	842	408
Municipal agencies	263	315	93	106
Other securities	118	295	30	199
Interest on deposits	95	147	33	47
Interest on Federal funds sold	272	306	81	47
Lease financing income	50	55	15	19

Total Interest Income	26,482	26,168	9,317	8,732

INTEREST EXPENSE
Interest on savings & NOW deposits	458	576	137	202
Interest on money market deposits	1,481	1,518	501	530
Interest on time deposits in denominations of $100,000 or more	451	683	129	204
Interest on other time deposits	615	1,080	182	308
Interest on borrowings	280	25	94	—

Total Interest Expense	3,285	3,882	1,043	1,244

Net Interest Income	23,197	22,286	8,274	7,488
Provision for Loan and Lease Losses	300	360	200	110

Net Interest Income After Provisions for Loan and Lease Losses	22,897	21,926	8,074	7,378

OTHER INCOME
Fees and service charges	3,732	3,868	1,218	1,178
Gain on sale SBA loans	3	2	2	1
Other	464	389	196	76

Total other income	4,199	4,259	1,416	1,255

OTHER EXPENSES
Salaries and benefits	8,819	8,551	3,090	2,899
Occupancy expenses, net of revenue of $116 in 2003 and $148 in 2002	1,894	1,863	654	624
Furniture and equipment expenses	1,151	1,202	390	395
Other expenses (Note 2)	5,549	5,452	1,943	1,675

Total Other Expenses	17,413	17,068	6,077	5,593

INCOME BEFORE INCOME TAXES	9,683	9,117	3,413	3,040
Provision for income taxes	3,482	3,302	1,215	1,100

NET INCOME	$6,201	$5,815	$2,198	$1,940

EARNINGS PER SHARE OF COMMON STOCK (Note 3)
Basic	$1.03	$0.96	$0.36	$0.33

Diluted	$0.95	$0.90	$0.34	$0.31

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Number of Shares Outstanding	Capital Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2002	5,514,363	6	42,892		8,877	77	51,852
Cash Dividend					(1,768)		(1,768)
Exercise of stock options	6,477	—	60				60
Common stock issued under employee benefit and dividend reinvestment plans	7,248	—	98				98
Common stock repurchased, cancelled and retired		—	—				—
COMPREHENSIVE INCOME
Net Income				$5,815	5,815		5,815
Unrealized security holding losses (net of taxes $77)				139		139	139

Total Comprehensive Income				$5,954

BALANCE, September 30, 2002	5,528,088	$6	$43,050		$12,924	$216	$56,196

BALANCE, January 1, 2003	6,032,276	6	52,438		4,868	264	57,576
Cash Dividend					(2,132)		(2,132)
Exercise of stock options	278,543	—	1,879				1,879
Common stock repurchased, cancelled and retired	(180,050)	—			(3,438)		(3,438)
COMPREHENSIVE INCOME
Net Income				6,201	6,201		6,201
Unrealized security holding gains (net of taxes ($110))				216		216	216

Total Comprehensive Income				$6,417

BALANCE, September 30, 2003	6,130,769	$6	$54,317		$5,499	$480	$60,302

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
Interest and fees received	$26,160	$26,623
Service fees and other income received	(328)	3,913
Financing revenue received under leases	50	55
Interest paid	(3,330)	(3,991)
Cash paid to suppliers and employees	(16,200)	(15,342)
Income taxes paid	(3,100)	(2,905)

Net Cash Provided (Used) by Operating Activities	3,252	8,353

Cash Flows From Investing Activities:
Proceeds from maturity of investment securities (AFS)	93,129	60,979
Purchase of investment securities (AFS)	(160,386)	(30,852)
Proceeds from maturity of investment securities (HTM)	—	3,600
Purchase of investment securities (HTM)	(202)	—
Net (increase) decrease in deposits at other financial institutions	(1,186)	4,249
Net (increase) decrease in credit card and revolving credit receivables	(194)	191
Recoveries on loans previously written off	(37)	27
Net (increase) decrease in loans	(10,537)	(30,234)
Net decrease in leases	362	262
Proceeds from property, plant & equipment	78	—
Capital expenditures	(611)	(307)
Proceeds from sale of other real estate owned	387	1,686

Net Cash Provided by (Used in) Investing Activities	(79,197)	9,601

Cash Flows From Financing Activities:
Net increase in demand deposits, NOW accounts, savings accounts, and money market deposits	82,263	67,671
Net decrease in certificates of deposit	(6,778)	(9,523)
Net decrease in short term borrowing	—	(19,000)
Proceeds from exercise of stock options	1,879	60
Proceeds from stock issued under employee benefit and dividend reinvestment plans	—	98
Stock repurchased and retired	(3,438)	—
Dividends paid	(2,132)	(1,768)

Net Cash Provided by Financing Activities	71,794	37,538

Net Increase in Cash and Cash Equivalents	(4,151)	55,492
Cash and Cash Equivalents at Beginning of Year	58,965	15,247

Cash and Cash Equivalents at September 30, 2003 & 2002	$54,814	$70,739

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

RECONCILIATION OF NET INCOME TO NET CASH

PROVIDED BY OPERATING ACTIVITIES

	2003	2002
Net Income	$6,201	$5,815

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	1,017	908
Provision for possible credit losses	300	360
(Gain)/loss on sale of equipment	(5)	5
Benefit for deferred taxes	109	136
Increase in taxes payable	273	261
(Increase)/decrease in other assets	(85)	16
(Increase)/decrease in interest receivable	(331)	539
Increase/(decrease) in discounts and premiums	59	(29)
Decrease in interest payable	(45)	(109)
Decrease in prepaid expenses	240	718
Increase in accrued expenses and other liabilities	41	84
Gain on sale of other real estate owned	—	107
Increase in cash surrender value of life insurance	(4,522)	(458)

Total Adjustments	(2,949)	2,538

Net Cash Provided (Used) by Operating Activities	$3,252	$8,353

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

SEPTEMBER 30, 2003 AND 2002

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, operating results, changes in stockholders’ equity and cash flows of the Company and its subsidiaries for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2003. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for the nine and three month periods ended September 30, 2003 and 2002.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Data processing	$1,169	$1,071	$387	$359
Marketing expenses	932	722	441	234
Office supplies, postage and telephone	840	844	278	289
Bank Insurance	443	399	129	128
Supervisory Assessments	116	89	55	25
Professional Expenses	702	763	244	177
Other Expenses	1,347	1,564	409	463

Total Other Expenses	$5,549	$5,452	$1,943	$1,675

NOTE #3 - EARNINGS PER SHARE

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation. All amounts are in thousands, except per share data.

	Nine Months Ended Sept. 30,				Three Months Ended Sept. 30,
	2003		2002		2003		2002
	Income	Shares	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$6,201		$5,815		$2,198		$1,940
Shares outstanding at period end (1)		6,131		6,026		6,131		6,026
Impact of weighting shares purchased during period		(89)		(6)		(26)		(1)

Used in Basic EPS	6,201	6,042	5,815	6,020	2,198	6,105	1,940	6,025
Dilutive effect of outstanding stock options		512		429		425		428

Used in Dilutive EPS	$6,201	6,554	$5,815	6,449	$2,198	6,530	$1,940	6,453

(1)	The number of shares outstanding at September 30, 2002 has been retroactively adjusted for a 9% stock dividend issued after that date.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #3 - EARNINGS PER SHARE (continued)

The following table illustrates the effect on net income and earnings and is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net Income
As reported	$6,201	$5,815	$2,198	$1,940
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(223)	(2)	0	0

Pro forma net income	$5,978	$5,813	$2,198	$1,940
Basic earnings per share (1)
As reported	$1.03	$0.96	$0.36	$0.33

Pro Forma	$0.99	$0.96	$0.36	$0.33

Earnings per share – Assuming dilution (1)
As reported	$0.95	$0.90	$0.34	$0.31

Pro forma	$0.91	$0.90	$0.34	$0.31

(1) Per share amounts at September 30, 2002 have been retroactively adjusted for a 9% stock dividend issued after that date.

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

Loans

The fair value for loans with variable interest rates is the carrying amount .. The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at September 30, 2003. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at September 30, 2003.

The respective estimated fair values of the Company’s financial instruments at September 30, 2003 are as follows:

	September 30, 2003
	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$58,814	$58,814
Investment securities and deposits	158,198	155,721
Loans	451,422	484,618
Direct lease financing	849	867
Cash surrender value of life insurance	11,300	11,300
Financial Liabilities
Deposits	609,993	609,257
Long-term debt	8,000	8,000
Unrecognized Financial Instruments
Commitments to extend credit	49,236	492
Standby letters of credit	1,447	14

NOTE #5 - NON-PERFORMING LOANS

The following table sets forth information regarding the Bank’s non-performing loans at September 30, 2003 and December 31, 2002.

	September 30, 2003	December 31, 2002
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$—	$—
Real estate	23	—
Installment loans to individuals	—	5
Aggregate leases	—	—

Total loans past due more than 90 days	$23	$5
Troubled debt restructurings (2)	20	1,096
Non-accrual loans (3)	958	1,455

Total non-performing loans	$1,001	$2,556

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3)	There were 4 loans on non-accrual status, totaling approximately $958,000, at September 30, 2003 and 4 loans totaling approximately $1,455,000 at December 31, 2002.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #5 - NON-PERFORMING LOANS (continued)

Management regularly reviews the loan portfolio to identify problem loans. The Federal Reserve Board (the “FRB” or “Federal Reserve”) and the California Department of Financial Institutions (the “DFI”), which are the Bank’s principal federal and state regulatory agencies, respectively, also identify and classify problem credits during their periodic regulatory examinations of the Bank. There are three classifications for problem loans: “substandard”, “doubtful”, and “loss”. Substandard loans have well defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable. A loan classified as “loss” is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated “special mention” is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but which do possess credit deficiencies or potential weaknesses deserving management’s close attention.

The following table sets forth the amounts, by classification category, of the Bank’s classified loans at September 30, 2003:

Loan Classification	At September 30, 2003
(in thousands)
Substandard	$3,012
Doubtful	0
Loss	0

Of the loans classified substandard at September 30, 2003, a total of $2,054,000 were performing and accruing loans and the remaining $958,000 were non-accrual loans, on which we had ceased accruing interest.

NOTE #6 - RESERVE FOR LOAN AND LEASE LOSSES

The reserve for loan and lease losses is a general reserve established to absorb potential losses inherent in the entire loan and lease portfolio. The level of and ratio of additions to the reserve are based on analyses conducted of the loan and lease portfolio and, at September 30, 2003, the reserve reflected an amount which, in management’s judgment, was adequate to provide for potential loan losses. In evaluating the adequacy of the reserve, management considers a number of factors, including the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and the prospects or worth of respective borrowers or guarantors. In addition, the FRB and the DFI, as part of their periodic examinations of the Bank, review the adequacy of the Bank’s reserve for possible loan and lease losses. On the basis of those examinations, those agencies may require the Bank to recognize additions to the reserve. The Bank was most recently examined by the FRB as of December 31, 2002.

The reserve for loan and lease losses at September 30, 2003, was $4,812,000, or 1.06% of total loans and leases. Additions to the reserve are made through the provision for loan losses which is an operating expense of the Company.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #6 - RESERVE FOR LOAN AND LEASE LOSSES (continued)

The following table provides certain information with respect to the reserve for loan losses as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Reserve for Loan Losses
Balance, Beginning of period	$4,619	$4,206
Charge-Offs
Commercial, financial and agricultural	—	(77)
Real estate – construction	—	—
Real estate – mortgage	(3)	—
Consumer loans	(46)	(18)
Lease Financing	(12)	—
Other	—	—

Total Charge-Offs	(61)	(95)

Recoveries
Commercial, financial and agricultural	19	46
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer loans	1	2
Lease Financing	—	—
Other	—	—

Total recoveries	20	48

Net recoveries (charge-offs) during period	(41)	(47)
Provision charged to operations during period	300	460
Provision for off-balance sheet loan commitments (1)	(66)	—

Balance at end of period	$4,812	$4,619

Ratios:
Net charge-offs to average loans outstanding during period	0.009%	0.011%

Reserve for loan losses to total Loans	1.060%	1.040%

(1)    During the nine months ended September, 2003, $66,000 was moved from the loan loss reserve to create a separate reserve for possible losses on off-balance sheet loan commitments. Prior to that time, the reserve allocable to loan commitments was included as part of the overall loan losses reserve.

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

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #7 - MARKET RISK (continued)

The following reflects the Company’s net interest income sensitivity analysis as of September 30, 2003 (with dollars stated in thousands):

The following reflects the Company’s net interest income sensitivity analysis as of September 30, 2003:

SIMULATED RATE CHANGES	INTEREST INCOME SENSITIVITY	MARKET VALUE
		ASSETS	LIABILITIES
		(Dollars in thousands)
+100 basis points	-9.94%	$700,323	$618,642

+300 basis points	-2.77%	$681,040	$617,747

-100 basis points	3.83%	$721,889	$619,561

-300 basis points	-6.01%	$746,208	$620,505

The Company does not engage in any hedging activities and does not have any derivative securities in its portfolio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Judgments Regarding Reserves for Potential Loan Losses.  In particular, the accounting policies we follow in determining the sufficiency of the reserves we establish for possible loan losses involve judgments and assumptions by management about future economic and market conditions which can have a material impact on the carrying value of our loans and our results of operations. In determining the adequacy of the reserve for loan losses, we use historical loss factors, adjusted not only for current conditions, but also for anticipated future conditions, to determine the inherent loss that may be present in our loan portfolio. Actual loan losses could differ, possibly significantly, from the losses predicted on the basis of the loss factors that we use, due to changes in events or circumstances; and, if loan losses were to exceed those we had anticipated, it could become necessary for us to increase our loan loss reserve by a charge to income which would reduce both the carrying value of our loans that is reflected on our balance sheet. In addition, because any increase in the loan loss reserve is effectuated by a charge to income (known as the “provision for loan losses”), any increase in the reserve also would have the effect of reducing our net income in the period when the increase in the reserve was made. See “Provision for Loan Losses” below in this Section of this Report.

Utilization of Deferred Income Tax Benefits.  The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of September 30, 2003, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $2,208,000. Such tax benefits expire over time unless used and the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits, by increasing the provision we make for income taxes, which would have the effect of reducing our net income.

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

During 2001 the Federal Reserve Board adopted and began implementing a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy, which was heading into recession. That policy continued through 2002 and into 2003, as the hoped for economic recovery has been slow to develop. Pursuant to that policy the Federal Reserve Board reduced interest rates throughout 2001 and, as a result, the prime rate of interest charged by most banks declined from 9.50% to 4.75% during 2001. It remained at 4.75% through most of 2002, declining to 4.25% in November 2002. It remained at 4.25% until late June of 2003 when it declined further to 4.00% as a result of a further reduction in interest rates by the Federal Reserve Board. Those monetary policies, combined with the continued softness in the United States economy, caused the average rate of interest earned on our interest earning assets for the quarter and nine months periods ended September 30, 2003 to decline to 6.11% and 6.03%, respectively, from 6.58% and 6.77%, respectively, during the same periods of 2002.

Despite the decline in yields on our interest earning assets, we were able to increase our net earnings in both the quarter and nine months ended September 30, 2003:

•	By 13.3 % to $2.2 million, or $0.34 per diluted share, in the quarter ended September 30, 2003 from $1.9 million, or $0.31 per diluted share, in the same quarter of 2002, and

•	By 6.6% to $6.2 million, or $0.95 per diluted share, in the nine months ended September 30, 2003 from $5.8 million, or $0.90 per diluted share, in the same nine months of 2002.

These increases in earnings were due primarily to increases in net interest income in the quarter and nine months ended September 30, 2003. See “Results of Operation—Net Interest Income” below.

The following table sets forth the Company’s annualized returns on average assets and average equity in the three and nine month periods ended September 30, 2003 as compared to the corresponding periods of 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Annualized Returns on Average Assets	1.31%	1.33%	1.29%	1.37%
Annualized Returns on Average Equity	14.86%	13.96%	14.17%	14.36%

Net Interest Income.  Net interest income increased by $786,000, or 10.5% in the three month period ended September 30, 2003 as compared to the same period of 2002, as a result of a $585,000 or 6.7%, increase in interest income and a $201,000, or 16.2%, reduction in interest expense in the three months ended September 30, 2003. The increase in interest income in the three months ended September 30, 2003 was primarily attributable to prepayment fees that resulted primarily from refinancings of mortgage loans and, to a lesser extent, mortgage loan payoffs on sales of real properties, by borrowers who chose to take advantage of declining interest rates or increasing property values in our markets. Although these mortgage loan refinancings and payoffs generated prepayment fees that helped to increase our interest income in the third quarter of 2003, they could have the effect of reducing the average yields on outstanding loans and, therefore, our net interest margin in future periods.

In the nine months ended September 30, 2003, net interest income increased by $911,000, or 4.1%, as compared to the same nine months of 2002. That increase was primarily due to a $314,000, or 1.2%, increase in interest income and a $597,000, or 15.4%, reduction in interest expense. The increase in interest income in the nine months ended September 30, 2003 was primarily attributable to an increase in loan volume and, to a lesser extent, the increase in prepayment fees in the three months ended September 30, 2003.

The decreases in interest expense in the three and nine month periods ended September 30, 2003 were attributable to lower market rates of interest on deposits and, to a lesser extent, reductions in the average volume of outstanding time deposits, including those in denominations of $100,000 or more (“TCDs”), on which we pay higher rates of interest than on savings and money market deposits. The lowering of interest rates on deposits was primarily the result of actions taken by the Federal Reserve Board to lower market rates of interest in order to stimulate the economy. The reduction in the volume of our time deposits was primarily attributable to a decision that we made to lower rates of interests on those deposits in order to discourage their renewal and thereby reduce the volume of such deposits at the Bank.

Rate Sensitivity, Net Interest Margins and Market Risk.

Rate Sensitivity.  Like other banking organizations, our net interest margin (that is, the difference between yields we are able to realize on loans and on other interest earning assets and the interest we pay on deposits) is affected by a number of factors, including the relative percentages or the “mix” of:

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

Impact of Changes in the Mix of Earning Assets and in the Mix of Interest Bearing Liabilities.  In the nine month period ended September 30, 2003, we were able to achieve an increase of $911,000 in our net interest income, as compared to the same period of 2002, due not only to the decline in interest rates paid on interest bearing deposits (which would not have been sufficient, alone, to fully offset the effects of declining market rates of interest on our interest income), but also to a reduction in the volume of our higher priced time deposits that resulted from a decision we made to allow those deposits to “run off” rather than to seek their renewal. Additionally, we were able to mitigate somewhat the effect of declining market rates of interest on interest income by increasing the volume of our outstanding loans by means of loan marketing programs.

Net Interest Margin.  Our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) declined in the quarter and nine months ended September 30, 2003 to 5.40% and 5.29%, respectively, from 5.66% and 5.77%, respectively, for the same periods of 2002. That decline was due primarily to the decrease in interest rates mentioned above. However, notwithstanding that decline, we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $500 million-to-$1 billion (the “Peer Group Banks”), because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks.

We attempt to reduce our exposure to market risks associated with interest rate fluctuations by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are TCDs and other time deposits, (ii) to match opportunities to “reprice” interest earning assets and interest bearing liabilities in response to changes in market rates of interest, and (iii) to change the mix of interest earning assets and interest bearing liabilities in a manner that is designed to achieve increases in net interest income. In the current interest rate environment, however, it is no longer possible to reduce the rates we pay on deposits much further in response to declining yields on interest earning assets, which has continued to put downward pressure on the net interest margin of the Bank, as well as banks generally.

As a result, during the past nine months we have taken the following actions in an effort to counteract this downward pressure on net interest margin:

•	We have continued sales and marketing programs that were designed to increase our volume of loans, on which yields are higher than other earning assets, and to change the mix of deposits to a greater proportion of lower cost demand and savings deposits;

•	We have allowed higher priced time deposits to “run-off,” rather than to seek their renewal as a means of reducing our interest expense; and

•	We adopted a new loan repricing policy which places an interest rate “floor,” currently at 4.59%, that is applicable to all new variable rate loans that we make.

As a result of these measures, during the nine months ended September 30, 2003 the average volume of outstanding loans increased by $27,475,000, or 6%, and the average volume of demand, savings and money market deposits increased to 86% of average total deposits, as compared to 82% for the corresponding nine month period of 2002. At the same, TCDs and other time deposits declined, as a percentage of average total deposits, to 14% from 18% in the same nine month period of 2002.

Assuming modest economic growth, we currently expect that we will be able to achieve additional loan growth, without increasing time deposits as a percentage of total deposits, during the balance of the current fiscal year. However, depending on loan demand and interest rates, we may find it necessary or prudent to increase time deposits to fund increases in loan volume.

The ability to maintain our net interest margin is not entirely within our control because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas.

In addition, the effect on a bank’s net interest margin of changes in market rates of interest is affected by the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. Also, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which will affect a bank’s net interest margin.

Provision for Loan Losses.    Like virtually all banking organizations, we follow the practice of maintaining a reserve (the “Loan Loss Reserve”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management estimates is its realizable value. This reduction, which is referred to as a loan “charge-off,” is charged against and, to that extent, reduces the amount of the Loan Loss Reserve. The Loan Loss Reserve is increased periodically (i) to replenish the Reserve after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans, or due to adverse changes in national or local economic conditions. Those increases and additions are made through a charge against income referred to as the “provision for loan and lease losses.” Recoveries of loans previously charged-off are added back to and, to that extent, increase the Loan Loss Reserve.

Although we employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the sufficiency of the Loan Loss Reserve and, thereby, also the amount of the provisions that we make for potential loan losses, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below under the “Forward Looking Information and Uncertainties Regarding Future Performance.” Since loans represent the largest portion of our total assets, these judgments and forecasts can have a significant effect on the amount of our reported assets as set forth on our balance sheet. Those judgments also determine the amount of the provisions we make for possible loan losses and, therefore, can have a significant effect on our operating results. If conditions or circumstances change from those that were expected at the time those judgments or forecasts were made, it could become necessary to increase the Loan Loss Reserve by making additional provisions for loan losses that would adversely affect our operating results. Additionally, to the extent those conditions or events were to result in loan charge-offs, the total amount of our reported loans would decline as well.

We made provisions for potential loan losses of $200,000 and $300,000, respectively, in the three and nine month periods ended September 30, 2003, as compared to $110,000 and $360,000, respectively, for the corresponding periods of 2002. At September 30, 2003, the Loan Loss Reserve was approximately $4,812,000 or 1.01% of total loans outstanding, compared to $4,619,0000, or 1.04% of total loans outstanding, at December 31, 2002 and $4,513,000 or 1.03% of total loans outstanding at September 30, 2002. During the nine month period ending September 30, 2003, net charge-offs totaled $41,000, or 0.009% of total average loans. See Note 6 to our Condensed Consolidated Financial Statements contained in this Report for additional information with respect to our loan and lease loss experience in the nine months ended September 30, 2003 and the fiscal year ended December 31, 2002.

Non-Interest Income.    Non-interest income (also sometimes referred to as “other income”) increased by $161,000, or 12.8% in the three month period ending September 30, 2003 as compared to the same period of 2002, due primarily to increases in transaction fees and service charges collected on deposits and other banking transactions and to an increase in the cash value of life insurance held by the bank. However, during the nine month period ended September 30, 2003, non-interest income decreased by $60,000, or 1.4%, as compared to the same period of 2002, due primarily to decreases in transaction fees and services charges collected on deposits and other banking transactions during the first half of 2003, as compared to the same period of 2002.

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

Non-interest expense increased by approximately $484,000, or 8.6%, and by $345,000, or 2.0%, in the quarter and nine-month periods ended September 30, 2003, respectively, compared to same periods of 2002, primarily due to increases in salaries and other expenses. However, notwithstanding that increase, our efficiency ratio (net interest income expressed as a percentage of the sum of net interest income and non-interest income, adjusted to eliminate nonrecurring expense and income items) decreased to 62.1% for the quarter ended September 30, 2003 compared to 64.5% for the same quarter of 2002. For the nine months ended September 30, 2003, our efficiency ratio remained unchanged at 64.3% compared to the same period of 2002.

Income Taxes.    The increase in the provision for income taxes in the three and nine month periods ended September 30, 2003 were attributable to the changes in pre-tax income in those periods, as the Company’s effective income tax rate remained unchanged at approximately 36%. As discussed above, under the caption “Critical Accounting Policies,” that income tax rate reflects the beneficial impact of our ability to make use of certain income tax benefits available under state and federal income tax laws. The utilization of those income tax benefits depends on our continuing to generate taxable income in future periods.

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

Financial Condition

Assets and Deposits.    Our total assets increased during the nine months ended September 30, 2003 by $78.6 million or 13.0% from our total assets at December 31, 2002. Contributing to that increase was an increase of $10.5 million, or 2.4% in the volume of loans outstanding. At September 30, 2003, the volume of demand, money market and savings deposits at the Bank totaled $82.2 million, which was 18.3% higher than at December 31, 2002. At the same time, the volume of time deposits, including TCDs, declined by 8.1% to $77.9 million at September 31, 2003 from $84.8 million at December 31, 2002.

Liquidity Management.    We have established liquidity management policies which are designed to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In accordance with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and in deposit withdrawals and maturities. At September 30, 2003, the principal sources of liquidity consisted of $37.3 million of cash and demand balances due from other banks and $17.5 million in Federal funds sold and overnight repurchase agreements which, together, totaled $54.8 million, as compared to $59.0 million at December 31, 2002. Other sources of liquidity include $125 million in securities available-for-sale, and $9.1 million in interest bearing deposits at other financial institutions which mature in 6 months or less. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $4.2 million at September 30, 2003, require regular installment payments from customers, providing us with a steady flow of cash funds.

We also have a line of credit from the Federal Home Loan Bank, under which available and unused borrowings totaled $34.7 million as of September 30, 2003. Borrowings under that credit line are secured by a pledge of some of our outstanding loans. We also have established loan facilities that would enable us to borrow up to $13,000,000 of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise. Finally, if necessary, we could obtain additional cash by means of sales of time certificates of deposit into the “CD” market. However, as a general rule, it has been and continues to be our policy to make use of borrowings under the credit line or loan facilities to fund short term cash requirements, before selling securities or reducing deposit balances at other banks and before selling time certificates of deposit.

We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and other credit facilities, will be sufficient to enable us to meet increases in demand for loans and leases and increases in deposit withdrawals that might occur in the foreseeable future.

Capital Resources and Dividends.    It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective. Pursuant to that policy, the Company has paid regular quarterly cash dividends since September of 1999 and, in October 2003, the Board of Directors declared a quarterly cash dividend of $0.13 per share together with a one-time special cash dividend of $0.20 per share, which will be paid on December 1, 2003 to shareholders of record as of November 14, 2003. However, the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve our objective of maintaining capital in amounts sufficient to support our growth. For example the retention of earnings in previous years enabled us to fund the opening of four new banking offices and extend the Bank’s market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

We continue to evaluate and explore opportunities to expand our market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets. The number of independent banks based in our market areas has declined significantly, due to a consolidation in the banking industry that occurred over the past several years. We believe that this consolidation has created opportunities for us to increase our market share in those areas. We have taken advantage of those opportunities by establishing a substantial number of new customer relationships and increasing the volume of our demand, savings and money market deposit balances. We also believe that there are still additional expansion and growth opportunities that we may be able to take advantage of in the future.

Stock Repurchase Program.    In January of 2003 the Board of Directors authorized a stock repurchase program that provides for the Company to repurchase up to $5,000,000 of its common stock. Repurchases may be made from time-to-time in the open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines. Through October 31, 2003, we had repurchased a total of 185,651 shares of our common stock pursuant to that program for an aggregate price of approximately $3,562,000.

Trust Preferred Securities.    In December of 2002, we completed a private sale of $8,000,000 of trust preferred securities to an institutional investor as part of a pooled securitization transaction by that investor. The trust preferred securities mature in 30 years, and are redeemable at our option beginning after five years. We are required to make quarterly interest payments at an interest rate that is 3.05% above the three-month LIBOR (London Inter Bank Offered Rate), which resets quarterly. The current interest rate that we pay on these securities is 4.36%. The trust preferred securities are subordinated to other borrowings that we may obtain in the future and qualify as Tier 1 capital for regulatory purposes ( see discussion “Regulatory Capital Requirements” below).

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

The following table compares, as of September 30, 2003, the actual capital ratios of the Company and the Bank to the capital ratios that they are required to meet under applicable banking regulations:

	Company Actual	Bank Actual	For Capital Adequacy Purposes	To Be Categorized as Well Capitalized
Total Capital to Risk Based Assets	14.2%	14.0%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	13.2%	13.0%	4.0%	6.0%
Tier 1 Capital to Average Assets	10.0%	9.9%	4.0%	5.0%

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

Possible Adverse Changes in Economic Conditions.    A continued slowness in current economic conditions or an adverse change in future economic conditions, either national or local, could (i) reduce loan demand that could, in turn, reduce interest income and net interest margins; (ii) weaken the financial capability of borrowers to meet their loan obligations, resulting in increases in loan losses that would require us to increase reserves for possible loan losses through additional charges against income; and (iii) lead to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

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

Real Estate Mortgage Loans.    Approximately 90% of the Bank’s loans are secured by deeds of trust or mortgages on real property. Although a significant portion of these loans were made to individuals, or entities controlled by individuals, whose businesses occupy the properties and the principal source of repayment is the cash flow from or the revenue generated by those businesses, a significant decline in real property values in Southern California could result in a deterioration in some of those loans that would necessitate increases in the loan loss reserve and could result in loan write-offs that would adversely affect our earnings.

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

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of September 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated October 20, 2003 to furnish, under Item 12 of that Report, a copy of its press release announcing its results of operations for the quarter ended, and its financial condition as of, September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	FOOTHILL INDEPENDENT BANCORP

	By:	/s/ CAROL ANN GRAF

Carol Ann Graf Senior Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

E-1