Form 10-K
period 2003-12-31
FOOTHILL INDEPENDENT BANCORP
filed 2004-03-15
CIK 718903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2) Yes  ☒    No  ☐.

The aggregate market value of voting shares held by non-affiliates of Registrant as of June 30, 2003, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $94,884,000.

As of March 3, 2004, there were 6,731,455 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise indicated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting to be filed with the Commission on or before April 29, 2004.

FOOTHILL INDEPENDENT BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

i

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The expectations or believes discussed in forward-looking statements are based on current information and the outcome of those matters are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part II of this Report in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations, and readers of this Report are urged to read the cautionary statements contained in that Section of this Report.

Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

Foothill Independent Bancorp (the “Company”), which was organized in 1982, is a one-bank holding company that is registered, as such, under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Like other bank holding companies in the United States, we are subject to regulation, supervision and periodic examination by the Board of Governors of the Federal Reserve System (commonly known as the “Federal Reserve Board”). We own all of the capital stock of Foothill Independent Bank, a California state-chartered bank (the “Bank”), which is our principal subsidiary and accounts for substantially all of our consolidated assets, liabilities and operating results.

The Bank, which was organized and commenced business operations in 1973, conducts a commercial banking business in the contiguous counties of Los Angeles, San Bernardino and Riverside, California, and as of December 31, 2003 had total assets of $686,158,000. The Bank is an FDIC insured state bank and member of the Federal Reserve System. As such it is also is subject to regulation, supervision and periodic examination by the Federal Reserve Board and also by the California Department of Financial Institutions. See “Supervision and Regulation” below in this Section of this Report.

Until July 18, 2000, the Company was a California corporation. With the approval of our shareholders, on that date we were re-incorporated as a Delaware corporation and our articles of incorporation were amended in several respects. Reference is hereby made to the Company’s Current Report on Form 8-K dated July 18, 2000 for additional information regarding the Delaware reincorporation and those amendments to our articles of incorporation. No changes were made to the state of incorporation or to the articles of incorporation of the Bank.

The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of commercial and business loans, including credit lines and accounts receivable and inventory financing, real estate mortgage and construction loans and consumer installment loans. In addition, the Bank provides safe deposit, collection, travelers checks, notary public and other customary non-deposit banking services. The Bank currently operates 12 banking offices, one in each of the communities of Glendora, Upland, Claremont, Irwindale, Ontario, Rancho Cucamonga, Covina, Glendale, Corona, Chino, Monrovia, and Temecula California, which are located in the area of Southern California that includes (i) the San Gabriel Valley of Los Angeles County, (ii) the western portions of San Bernardino, and (iii) the western and southern portions of Riverside Counties, which together are commonly known as the “Inland Empire.” The Bank’s organization and operations have been designed primarily to meet the banking needs of small-to-medium sized businesses, professionals and consumers.

The Bank emphasizes personalized service, convenience and the ability to customize services to meet the banking needs of its customers in order to attract business within its market areas. Drive-up or walk-up facilities and 24-hour automated teller machines (“ATM’s”) are available at all of its banking offices. The Bank also offers (i) a computerized telephone service, which enables customers to obtain information concerning their bank deposit accounts telephonically at any time day or night, and (ii) internet banking services to consumers and business customers. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent allowed by law.

As a California state-chartered bank that is a member of the Federal Reserve System (a “state member bank”), the Bank is subject to regulation, supervision and periodic examination, at the state level, by the California Department of Financial Institutions (the “DFI”), and, at the Federal level, by the Federal Reserve Board. See “Supervision and Regulation—Foothill Independent Bank.”

Consolidated Average Assets and Liabilities. The following table sets forth the average balances for each principal category of our consolidated assets and liabilities and also of our stockholders’ equity for each of the years in the three year period ended December 31, 2003. Average balances are based on daily averages for the Bank and monthly averages for the Company, since the Company does not maintain daily average information. We believe that the differences between monthly and daily average data (where monthly data has been used) are not significant. (Dollars are set forth in thousands.)

	2003		2002		2001
	Average Balances	Percent of Total	Average Balances	Percent of Total	Average Balances	Percent of Total
Assets
Investment Securities—Taxable	$99,453	15.2%	$47,100	8.2%	$63,760	12.3%
Investment Securities—Non-Taxable	7,992	1.2	8,119	1.4	5,060	1.0
Federal Funds Sold & Repos	34,370	5.3	40,808	7.1	21,043	4.0
Due from Banks—Time Deposits	8,320	1.3	7,544	1.3	12,119	2.3
Loans	451,351	69.1	424,443	73.9	370,882	71.5
Direct Lease Financing	971	0.1	1,160	0.2	951	0.2
Reserve for Loan and Lease Losses	(4,710)	(0.7)	(4,378)	(0.8)	(3,889)	(0.7)

Net Loans and Leases	447,612	68.5	421,225	73.3	367,944	71.0

Total Interest Earning Assets	597,747	91.5	524,796	91.3	469,926	90.6
Cash and Non-interest Earning Deposits	32,085	4.9	29,610	5.2	27,690	5.3
Net Premises, Furniture and Equipment	4,591	0.7	5,206	0.9	5,864	1.1
Other Assets	18,894	2.9	14,722	2.6	16,163	3.0

Total Assets	$653,317	100.0%	$574,334	100.0%	$519,643	100.0%

Liabilities and Stockholders Equity
Savings Deposits	$288,756	44.2%	$242,304	42.2%	$201,183	38.7%
Time Deposits	80,612	12.3	88,824	15.5	108,989	21.0
Short-term Borrowings	0	—	0	—	260	0.1
Long-term Borrowings	8,248	1.3	667	0.1	—	—

Total Interest-Bearing Liabilities	377,616	57.8	331,795	57.8	310,432	59.8
Demand Deposits	212,278	32.5	182,178	31.7	155,828	30.0
Other Liabilities	4,843	0.7	5,655	1.0	3,779	0.7

Total Liabilities	594,737	91.0	519,628	90.5	470,039	90.5
Stockholders’ Equity	58,580	9.0	54,706	9.5	49,604	9.5

Total Liabilities and Stockholders’ Equity	$653,317	100.0%	$574,334	100.0%	$519,643	100.0%

Deposits. Deposits represent the Bank’s primary source of funds that it uses to fund its interest earning assets, principally loans and investment securities. The following table sets forth, as of December 31, 2003, the different categories of deposits maintained at the Bank and the number of deposit accounts, the average balance of each account and the aggregate dollar amount of the deposits in each such category:

Type of Deposit Account	Number of Accounts	Average Account Balance	Total Deposits
			(In thousands)
Demand & NOW	28,647	$11,197	$320,755	(1)
Money market	1,758	88,576	155,717	(2)
Savings	10,227	5,962	60,977
Time Deposits(3)
TCDs	212	142,675	30,247
Other time deposits	2,200	20,161	44,354

(1)	Includes $11,659,000 of municipal and other government agency deposits.
(2)	Includes $282,000 of municipal and other government agency deposits.
(3)	In this Report, we use the term “TCDs” to mean time certificates of deposit in denominations of more than $100,000, the term “other time deposits” to mean certificates of deposit in denominations of $100,000 or less; and the term “time deposits” to mean TCDs and other time deposits, collectively.

During the twelve months ended December 31, 2003, average demand deposits increased by $30.1 million, or 16.5%; average money market checking account deposits increased by $28.1 million, or 25.0%; average savings deposits increased by $8.8 million, or 18.2%; and average time deposits decreased by $8.2 million, or 9.2%, which was attributable to decreases of $5.8 million in TCDs and $2.4 million in other time deposits.

Although there are some business and public agency customers that carry large deposits with the Bank, we do not believe that the Bank is dependent on a single customer or a few customers for its deposits. Most of the Bank’s deposits are obtained from individuals and small and moderate size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effect on liquidity that can result from the loss of a substantial depositor. At December 31, 2003, no individual, corporate or public agency depositor accounted for more than 2% of the Bank’s total deposits and the five largest deposit accounts represented, collectively, 6% of total deposits.

Loan Portfolio

We offer a diverse line of loan products, including commercial loans and credit lines, SBA guaranteed business loans, accounts receivable and inventory financing, real estate mortgage and construction loans and consumer loans.

The following table sets forth the types, and the amounts (in thousands of dollars), by type, of the loans that were outstanding at December 31, 2003, 2002 and 2001, respectively.

	December 31,
Types Of Loans(1)	2003	2002	2001
Commercial, Financial and Agricultural	$44,855	$44,136	$48,077
Real Estate Construction	27,077	34,492	16,091
Real Estate Mortgage(2)	381,563	357,707	337,626
Consumer Loans	3,816	4,073	4,718
Lease Financing(3)	528	1,211	1,360
All other Loans (including overdrafts)	2,263	508	626

Subtotal	460,102	442,127	408,498
Less:
Unearned Discount	(54)	(67)	(92)

Reserve for Loan and Lease Losses	(4,947)	(4,619)	(4,206)

Total	$455,101	$437,441	$404,200

(1)	All of the Bank’s loans have been made to borrowers in the United States.
(2)	A portion of these loans were made, not for the purpose of financing real properties, but for commercial or agricultural purposes. However, in accordance with the Bank’s credit policies, such loans were secured by deeds of trust on real properties and, therefore, are classified as real mortgage loans.
(3)	Lease financing amounts are stated net of unearned income of $69 for 2003; $118,000 for 2002; and $158,000 for 2001.

Except for the categories of loans set forth in the table above, at December 31, 2003 there were no loans outstanding to borrowers engaged in similar businesses activities that aggregated more than 10% of our loan portfolio.

Commercial Loans.    The commercial loans we offer include:

•	secured and unsecured loans with maturities ranging from 12 to 120 months;

•	SBA guaranteed business loans with terms not to exceed 10 years; and

•	accounts receivable financing for terms not exceeding 12 months.

In order to mitigate the risk of borrower defaults, we generally require collateral to support the credit, personal guarantees from the owners of the businesses that are borrowing, or both. In addition, all loans must have well-defined primary and secondary sources of repayment. Generally, lines of credit are granted for no more than a 12-month period and are subject to frequent periodic reviews.

We also offer asset-based lending products that involve a higher degree of risk in that such loans are designed for those borrowers who do not quality, under our loan underwriting criteria, for unsecured lending. The borrowers generally consist of businesses that are growing rapidly, but which cannot internally fund their growth without borrowings. Usually, the collateral for such loans consists of accounts receivable and inventory. We mitigate our risk by requiring loan-to- value ratios of not more than 80% and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio. These loans often are supported by additional collateral, usually in the form of first or second mortgages or deeds of trust on real property.

Commercial loans, including accounts receivable financing, are generally made to businesses that have been in operation for at least three years. In addition, to qualify for these loans, a borrower usually is required to have a debt-to-net worth ratio of not more than four-to-one; operating cash flow sufficient to demonstrate the ability to pay obligations as they become due; and a good payment history.

Real Estate Loans.    Nonresidential real estate loans make up approximately 84% of our real estate loan portfolio, and substantially all of those loans are secured by first mortgages or deeds of trust. The remainder of our real estate loans are secured by first and second deeds of trust on residential real property.

Loans secured by nonresidential real estate often involve loan balances to single borrowers or groups of related borrowers, and generally involve a greater risk of nonpayment than do mortgage loans secured by single and multi-family dwellings. Payments on loans secured by nonresidential real estate depend to a large degree on the results of operations and dependable cash flows generated by the businesses of the borrowers or tenants in the property. As a result, repayment of these loans is affected by changes in the economic conditions in general or by the real estate market more specifically. Accordingly, the nature of this type of loan makes it more difficult to monitor and evaluate. Consequently, personal guarantees from the owners of the borrowers are typically required as security for the repayment of such loans.

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

Consumer Loans.    We offer a wide variety of products to consumers that include personal installment loans, lines of credit and credit cards. We design these products to meet the needs of our customers and some are made at fixed rates of interest and others at adjustable rates. Consumer loans often entail greater risk than real estate mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles, which may not provide an adequate source of loan repayment in the event of a default by the borrower. As a result, consumer loan collections are dependent on borrowers’ ongoing financial stability. Furthermore, bankruptcy and insolvency laws may limit the amount that can be recovered on such loans. We require the borrower to have a good payment record and, typically, a debt to asset ratio of not more than 45%.

Past Due, Restructured and Non-Accrual Loans.    The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. We follow the practice of specifically identifying loans that have become past due, either as to interest or principal, for more than 90 days. Such loans are given special attention by our credit officers and additional efforts are made to get the borrowers to bring their loans current or to provide additional collateral to reduce the risk of potential losses on those loans. Additionally, we sometimes renegotiate the payment terms of loans to permit the borrower to defer interest or principal payments in those instances where it appears that the borrower is encountering temporary or short-term financial difficulties and we believe the deferral will reduce the likelihood of an eventual loss on the loan. When we have reason to believe that continued payment of interest and principal on any loan is unlikely, the loan is placed on non-accrual status (that is, accrual of interest on the loan is discontinued and any previously accrued but unpaid interest on the loan is reversed and, therefore, the loan ceases to be an earning asset for the Bank) and we increase our efforts to recover the amounts due us, which may include the initiation of foreclosure proceedings against the collateral securing the loan.

The table which follows sets forth, as of the end of each of the years in the five year period ended December 31, 2003, the amounts of our loans, by type, (i) that were more than 90 days past due, (ii) as to which the terms of payment had been renegotiated (referred to as “troubled debt restructurings”), and (iii) that had been placed on non-accrual status.

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Loans More Than 90 Days Past Due(1):
Commercial	$120	$—	$34	$—	$148
Real Estate	—	—	—	—	50
Consumer	—	5	—	17	4
Leases	—	—	—	—	—
Troubled Debt Restructurings(2)	18	1,096	1,178	858	1,780
Non-Accrual Loans(3)	608	1,455	2,717	2,319	6,068

	$746	$2,556	$3,929	$3,194	$8,050

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.
(2)	The terms of the restructured loans did not involve any interest deferrals, and the amounts of interest collected in 2003, 2002, 2001, 2000, and 1999 were those required to have been paid in accordance with the original terms of those loans.
(3)	There were 3 loans on non-accrual status at December 31, 2003, 4 loans at December 31, 2002, 6 loans at each of December 31, 2001 and December 31, 2000, and 14 loans at December 31, 1999. The interest income that would have been collected on these loans had they remained current in accordance with their original terms were $90,000 in 2003, $117,000 in 2002, $197,000 in 2001, $644,000 in 2000, and $819,000 in 1999.

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

A loan identified as impaired is placed on non-accrual status and is evaluated at that time and regularly thereafter to determine whether the carrying value of the loan should be written off in its entirety, as a loss, or partially written-down to what is believed to be its recoverable value, or whether the terms of the loan, including the collateral required to secure the loan, should renegotiated with the borrower. Impaired loans are written-off or written down when the possibility of collecting the full balance of the loan becomes remote. The average balances of impaired loans in our loan portfolio totaled approximately $1,140,000 for the fiscal year ended December 31, 2003, down from $2,428,000 for fiscal 2002. During 2003, cash receipts totaling approximately $2,086,000 were applied to reduce the principal balances of, and $39,000 of interest income was recognized on, impaired loans and we set aside reserves for possible losses specifically on those loans of approximately $19,000, as compared to $38,000 during 2002. Additional information regarding the Bank’s loan loss reserve is set forth below in this Section of this Report under the caption, “The Reserve for Loan Losses.” Additional information regarding SFAS 114, is contained in Note 5 to the Company’s Consolidated Financial Statements that are set forth in Part II, Item 8 of this Report.

Other Potential Problem Loans or Assets.    At December 31, 2003, there were no loans in our loan portfolio as to which there were serious doubts as to the ability of the borrower to comply with then present loan repayment terms as to which we had not ceased accruing interest and there were no other interest-earning assets as to which we believe the recovery of the principal or interest is at significant risk.

THE RESERVE FOR LOAN LOSSES.

The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. In order to recognize on a timely basis, to the extent practicable, losses that can result from such failures, banks establish a reserve or allowance for loan losses by means of periodic charges to income referred to as “provisions for loan losses.” When we believe that collection of a loan has become unlikely, either in whole or in part, the carrying amount of the loan is written down to its what is believed to be its recoverable value (in any case where the loan is believed to be collectible in part) or written off in its entirety (in any case where the loan is believed to have become uncollectible in full). The write down in the value, or the write off, of the loan is charged against the loan loss reserve. Periodic additions are made to the loan loss reserve by making provisions for loan losses in order (i) to replenish and thereby maintain the adequacy of the reserve following the occurrence of loan losses that have been charged against the reserve, and (ii) to increase the reserve in response to increases in the volume of outstanding loans or deteriorations in economic conditions or in the financial condition of any borrowers that increase the potential for future loan losses. At December 31, 2003 the loan loss reserve totaled approximately $4.95 million or 1.08% of total loans and leases outstanding.

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

	2003		2002		2001		2000		1999
	Reserve for Loan Losses	% of Loans to Total Loans	Reserve for Loan Losses	% of Loans to Total Loans	Reserve for Loan Losses	% of Loans to Total Loans	Reserve for Loan Losses	% of Loans to Total Loans	Reserve for Loan Losses	% of Loans to Total Loans
Commercial, Financial, and Agricultural	$1,226	10.14%	$1,156	8.60%	$2,668	11.49%	$1,762	12.01%	$4,854	11.88%
Real Estate-construction	248	5.88	276	4.82	59	3.94	97	3.43	68	3.22
Real Estate-mortgage	3,401	82.55	3,136	85.17	1,452	82.65	1,765	82.32	1,125	82.02
Installment loans	68	0.83	39	1.02	22	1.15	48	1.74	30	1.72
Lease financing	4	0.11	12	0.27	5	0.32	20	0.32	25	0.68
Other	0	0.49	—	0.12	—	0.45	—	0.18	—	0.48

	$4,947	100.00	$4,619	100.00	$4,206	100.00	$3,692	100.00	$6,102	100.00

THE INVESTMENT PORTFOLIO.

As a customary part of our business, we purchases investment grade securities, consisting primarily of securities issued by the United States government and its agencies and by state and local government agencies, in order to diversify its investment risks and provide a source of liquidity for its operations. The objectives of our investment policy are to manage interest rate risk, provide adequate liquidity and reinvest in the our market areas, while maximizing earnings with a portfolio of investment-grade securities. Each security purchased is subject to the credit, maturity and liquidity guidelines that are defined in our investment policy and the securities are reviewed regularly to verify their continued creditworthiness.

The following table summarizes the components of our investment securities at the dates indicated (in thousands):

	December 31,
	2003		2002		2001
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Investment Securities—Held-To-Maturity
U.S. Treasury and Agency	$2,141	$2,154	$2,290	$2,386	$5,891	$5,980
State and Political Subdivisions	4,448	4,715	4,678	4,973	4,853	4,908
Other Securities	2,311	2,311	2,311	2,311	2,311	2,311

Total	$8,900	$9,180	$9,279	$9,670	$13,055	$13,199

Investment Securities–Available-For-Sale
U.S. Treasury and Agency	$127,514	$127,668	$58,057	$58,588	$60,627	$60,881
State and Political Subdivisions(1)	7,012	7,169	3,085	3,194	4,013	4,156
Other Securities	1,955	1,813	10,006	9,717	2,008	1,651

Total	$136,481	$136,650	$71,148	$71,499	$66,648	$66,688

(1)	Includes, in 2003, 2002 and 2001, non-rated certificates of participation evidencing ownership interests in the California Statewide Communities Development Authority—San Joaquin County Limited Obligation Bond Trust, with amortized cost values of $840,000, $1,835,000 and $2,765,000, and market values of $863,000, $1,890,000 and $2,899,000, at December 31, 2003, 2002 and 2001, respectively.

The following table presents the maturities of our investment securities at December 31, 2003, and the weighted average yields of those securities (which, in the case of tax-exempt obligations are presented on a fully taxable basis assuming a 36.0% tax rate).

	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment Securities Held to Maturity
U.S. Treasury and Agency	$2,141	4.95%	$—	—%	$—	—%	$—	—%
State and Political Subdivisions	225	4.45	1,823	4.85	2,400	5.32	—	—
Other Securities	2,311	—	—	—	—	—	—	—

Total Securities Held to Maturity	$4,677	2.48	$1,823	4.85	$2,400	5.32	—	—

Investment Securities Available for Sale
U.S. Treasury and Agency	$4,000	3.76	$115,302	3.04	$8,187	4.07	$179	7.46
State and Political Subdivisions	210	6.40	720	6.08	1,739	3.90	4,500	3.86
Other Securities	133	—	—	—	—	—	1,680	—

Total Securities Available for Sale	4,343	3.77	116,022	3.06	9,926	4.07	6,359	2.94

Total Investment Securities	$9,020	2.51%	$117,845	3.09%	$12,326	4.29%	$6,359	2.94%

COMPETITION

The banking business in California generally, and in our market areas in particular, is highly competitive both for loans and deposits and is dominated by a relatively small number of large multi-regional and large out-of-state based banks which have offices operating over wide geographic areas. We compete for loans and deposits with such banks, as well as other independent and community banks that are based or have branch offices in our market areas, and with savings and loan associations, credit unions, mortgage companies, money market and other mutual funds, stock brokerage firms, insurance companies and other traditional and nontraditional financial institutions. We also compete for customers’ funds with governmental and private entities issuing debt or equity securities or other forms of investments which may offer different and potentially higher yields than those available through bank deposits.

Major financial institutions that operate throughout California and that have offices in our service areas include Wells Fargo Bank, Bank of America, Union Bank of California, Washington Mutual Bank, Comerica Bank, Bank of the West and Citibank. Wells Fargo Bank, Bank of America, Comerica and Citibank and Washington Mutual Bank are headquartered outside of California. Independent banks or financial institutions with offices in our service area include, among others, City National Bank, Citizens Business Bank, PFF Bank & Trust and Vineyard Bank.

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

SUPERVISION AND REGULATION

Bank holding companies and banks are regulated under both extensive federal and state laws. This regulation is intended primarily for the protection of depositors and the FDIC’s deposit insurance fund and not for the benefit of stockholders. Set forth below is a summary description of the material laws and regulations which affect or bear on our operations. The description does not purport to be complete and is qualified in its entirety by reference to the laws and regulations that are summarized below.

Foothill Independent Bancorp

General.    We are a registered bank holding company subject to regulation under the Bank Holding Company Act and, pursuant to that Act we are required to file periodic reports with, and we are subject to periodic examinations by the Federal Reserve Board.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet these obligations will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations, or both.

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

We also are a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, we are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (the “DFI”).

Our shares of Common Stock are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, therefore, we are subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of that Act.

Financial Services Modernization Legislation.    In 1999, the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was enacted into law. The principal objectives of that Act were to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act to permit a holding company system, meeting certain specified qualifications, to engage in a broader range of financial activities and, thereby, to foster greater competition among financial services companies. To accomplish those objectives, among other things, Financial Services Modernization Act repealed the two affiliation provisions of the Glass-Steagall Act that had been adopted in the early 1930s during the Depression: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. The Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. This Act also:

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

In order to become and to continue to be a financial holding company, all of the bank subsidiaries of a bank holding company must have been found, at their most recent regulatory examinations, to be well capitalized, well managed and, subject to certain limited exceptions, to be in compliance with the Community Reinvestment Act. If, after a bank holding company has become a financial holding company, any of its bank subsidiaries ceases to maintain compliance with any of those requirements, the financial holding company may not acquire any more financial services businesses permitted to financial holding companies until that bank subsidiary again achieves compliance with those requirements. Moreover, if that bank subsidiary fails to come back into compliance with any of those requirements within a period of 180 days, the Federal Reserve Board has the power to require the financial holding company to divest itself of those of its businesses that are engaged in financial activities solely permitted to a financial holding company, or may even require the holding company to divest itself of all of its bank subsidiaries.

In 2002 we became a financial holding company under the Financial Services Modernization Act. Accordingly, as a financial holding company, we are now permitted to engage in any of the above described financial activities, in addition to those deemed closely related to banking and which, as a result, may be engaged in by bank holding companies generally. Additionally, as a financial holding company, we do not need to obtain prior approval for the acquisition of companies or businesses engaged in such financial activities. By contrast, a bank holding company that is not a financial holding company may not engage in such activities. Instead, it is limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

At the present time we have no plans to engage in any of the financial activities that are permitted to be engaged in by financial holding companies. Additionally, we do not believe that the Financial Services Modernization Act will have a material effect on our operations, at least in the near-term. However, to the extent that it enables banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. Additionally, the Act may have the result of increasing the extent of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially greater financial resources than we have.

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

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. These privacy provisions have not had a material impact on our financial condition or our results of operations.

The Sarbanes-Oxley Act of 2002.

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This Act addresses accounting oversight and corporate governance matters of companies whose securities are registered under the Exchange Act (“public companies”) and, therefore, applies to the Company. Among other things, the Sarbanes-Oxley Act:

•	provided for the creation of a five-member oversight board appointed by the Securities and Exchange Commission that sets standards for accountants and have investigative and disciplinary powers;

•	prohibits accounting firms from providing various types of consulting services to their public company clients and requires accounting firms to rotate partners among public company clients every five years;

•	increased the criminal penalties for financial crimes;

•	expands the disclosure of corporate operations and requires public companies to implement disclosure controls and procedures designed to assure that material information regarding their business and financial performance is included in the public reports they file under the Exchange Act (“Exchange Act Reports”);

•	requires the chief executive and chief financial officers of public companies to certify as to the accuracy and completeness of the Exchange Act Reports that their companies file, the financial statements included in those Reports and the adequacy of their disclosure procedures and controls and the adequacy and integrity of their internal controls;

•	requires the management of every public company to certify to the effectiveness of the company’s internal accounting controls and the company’s independent auditors to attest to the correctness of that certification by management;

•	requires the directors of public companies that serve on audit committees to meet stringent independence standards;

•	requires larger public companies to file their Exchange Act Reports on a more accelerated basis than previously required;

•	requires more expeditious reporting by directors and officers and other public company insiders regarding their trading in company securities; and

•	established statutory separations between investment banking firms and analysts.

We implemented disclosure controls and procedures and have taken other actions to meet the expanded disclosure requirements and certification requirements of the Sarbanes-Oxley Act. Additionally, we have determined that the members of our audit committee meet the independence standards imposed by that Act. A number of the requirements under that Act will become effective during fiscal 2004 and additional provisions will become effective in 2005. To the extent we do not already meet any of the new requirements, we will be taking the actions required to do so.

Foothill Independent Bank

General.    As a member of the Federal Reserve Bank of San Francisco, the Bank is subject to regulation by the Federal Reserve Board, which is its primary federal banking regulator, and as a California state chartered bank, the Bank is subject to supervision, periodic examination and regulation by the DFI. Also, because its deposits are insured by the FDIC, the Bank is subject to regulations promulgated by the FDIC.

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

Restrictions on Transactions between the Bank and the Company and Company Affiliates.    The Bank is subject to restrictions imposed by federal law on any extensions of credit to, and the issuance of any guarantees or letters of credit on behalf of, the Bancorp or its other affiliates; the purchase of, or investments in, Bancorp stock or other Bancorp securities; the taking of such securities as collateral for loans; and the purchase of assets from the Bancorp or its other subsidiaries. Such restrictions prevent the Bancorp or its other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations in designated amounts. In addition, no such loan or investment by the Bank to or in Bancorp or any other Bancorp affiliates may exceed 10% of the Bank’s capital and surplus (as defined by federal regulations) and the total of such loans and investments may not exceed, in the aggregate, 20% of the Bank’s capital and surplus. California law also imposes restrictions with respect to transactions between the Bank and the Bancorp and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law.

Capital Standards and Prompt Corrective Action.

Capital Standards.    The Federal Reserve Board and the other federal bank regulatory agencies have adopted uniform risk-based minimum capital guidelines intended to require banking organizations to maintain capital at levels that reflect the degree of risk associated with the banking organization’s operations, both for assets reported on the balance sheet and assets, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjusted percentages, which range from zero percent for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

These guidelines require banking organizations to maintain a ratio of qualifying total capital-to-risk adjusted assets of at least 8% and a minimum ratio of Tier 1 capital (the sum of a bank’s common stock, non-redeemable preferred stock and retained earnings)-to-risk adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a ratio of Tier 1 capital-to-total average assets of 4%, which is referred to as a banking organization’s “leverage ratio.” However, for a banking organization to be rated by a bank regulatory agency above minimum capital requirements, the minimum leverage ratio of Tier 1 capital to total assets must be higher than 4% (see “Prompt Corrective Action and Other Enforcement Mechanisms” below). In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, federal and state banking regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios, if the regulator believes that the quality of a bank’s assets, its liquidity and other risks faced by a bank are greater than those generally faced by most commercial banking organizations.

Prompt Corrective Action and Other Enforcement Mechanisms.    Federal banking agencies, including the Federal Reserve Board, possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including those institutions that fall below one or more the minimum capital ratios prescribed by banking regulations.

Each federal banking agency, including the Federal Reserve Board, has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; and

•	critically undercapitalized.

However, a bank that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized, may be treated as though it were in the next lower capital category, if its federal bank regulatory agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice at that institution warrants such treatment. At each successive lower capital category, an insured depository institution is subject to greater operating restrictions and increased Prompt Corrective Action and Other Enforcement Mechanisms supervision. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

The following table sets forth, as of December 31, 2003, the capital ratios of the Bank and compares those capital ratios to the federally established capital requirements that must be met for a bank to be categorized as “adequately capitalized” and “well capitalized,” respectively, institution” under the prompt corrective action regulations described below:

At December 31, 2003	Bank’s Ratio	Capital Adequacy Requirements	To be Classified as Well Capitalized
Total Capital to Risk Weighted Assets	13.8%	(>or=) 8.0%	(>or=) 10.0%
Tier I Capital to Risk Weighted Assets	12.8%	(>or=) 4.0%	(>or=) 6.0%
Tier I Capital to Average Assets	9.7%	(>or=) 4.0%	(>or=) 5.0%

As the table indicates, at December 31, 2003 the Bank exceeded not only the capital ratios required to be for classified as an adequately capitalized institution, but also the capital ratios required to be classified as a “well capitalized” institution, under the federally established prompt corrective action regulations.

Safety and Soundness Standards.    In addition to measures taken under the prompt corrective action provisions, banking organizations may be subject to potential enforcement actions by federal regulators for unsafe or unsound practices or for violating any law, rule, regulation, or any condition imposed in writing by the agency or in any written agreement entered into by the banking organization with the agency. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns that could, if not corrected, lead to a deterioration in the quality of a bank’s assets or to liquidity or capital problems. Those guidelines set forth operational and managerial standards relating to such matters as:

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

FDIC Deposit Insurance.

The FDIC operates a Bank Insurance Fund (“BIF”) which insures the deposits, up to federally prescribed limits, of those banks that are subject to regulation by a federal banking regulatory agency and have elected to participate in that Fund (“BIF Members”). The Bank is a BIF Member and, as a result, its deposit accounts are insured up to the maximum amount permitted by law. The FDIC charges all BIF Members an annual assessment for the insurance of their deposits. The amount of a bank’s annual assessment is based on its relative risk of default as measured by (i) the institution’s federal regulatory capital risk category, which can range from well capitalized to less than adequately capitalized, and (ii) its supervisory subgroup category, which is based on the federal regulatory assessment of the financial condition of the institution and the probability that FDIC or other corrective action will be required. The assessment rate currently ranges from 0 to 27 cents per $100 of domestic insured deposits. The FDIC has the authority to increase or decrease the rate of the assessment on a semi-annual basis. An increase in the assessment rate would increase the costs of doing business.

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

All FDIC-insured depository institutions also are required to pay an annual assessment for the payment of interest on bonds (known as “FICO Bonds”) that were issued by the Financing Corporation, a federally chartered corporation, to assist in the recovery of the savings and loan industry following the failure of numerous savings and loan institutions in the 1980s. Since the fourth quarter of 2002, the FICO assessment rate has been set at approximately $0.0170 per $100 of assessable deposits of the insured banks. The FICO assessment rates are subject to quarterly adjustments by the FDIC to reflect changes in the assessment bases of the FDIC’s insurance funds and, unlike the BIF assessments, do vary on the basis of a bank’s capital or supervisory risk categories.

Community Reinvestment Act and Fair Lending Developments.    The Bank, like other federally insured banking organizations, is subject to fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The Community Reinvestment Act (the “CRA”) generally requires federal bank regulatory agencies to evaluate the performance of the financial institutions which they regulate in meeting the credit needs of their local communities, including low-and moderate-income neighborhoods. A bank also may incur substantial penalties and be required to take corrective measures in the event it is found to be in violation of fair lending laws. The federal banking agencies may take compliance with those laws and CRA obligations into account when regulating and supervising other activities of the banks they regulate.

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

Interstate Banking and Branching.    The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to conditions including nationwide- and state-imposed concentration limits. The Bank also has the ability, subject to certain restrictions, to acquire branches outside California either by acquisition from or a merger with another bank. The establishment by a state bank of new bank branches (often referred to as “de novo” branches) in other states is also possible in states with laws that expressly permit it. Interstate branches are subject to laws of the states in which they are located. Consolidations of and competition among banks has increased as banks have begun to branch across state lines and enter new markets.

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

The U.S. Treasury Department has adopted regulations requiring institutions to incorporate a customer identification program into their written money laundering plans that would implement reasonable procedures for:

•	verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

•	maintaining records of the information used to verify the person’s identity; and

•	determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

California Privacy Laws.    California also has adopted laws designed to protect consumers’ privacy, many of which are more restrictive than federal privacy laws and the laws of most other states. On August 27, 2003, California enacted the California Financial Information Privacy Act (the “California Privacy Act”), which will take effect on July 1, 2004. The California Privacy Act places limits on the sharing of nonpublic personal information obtained from a California resident by a financial institution, but does not restrict sharing of information between a financial institution and its wholly-owned subsidiaries. Information covered by this Act includes:

•	information obtained in connection with making, servicing and collecting loans;
•	the very fact that an individual is a customer of the financial institution; and
•	information gathered through an Internet banking web site.

Under the California Privacy Act, except to the extent necessary to complete a transaction requested by a customer and under other limited circumstances, financial institutions will be required to:

•	obtain an “opt-in” from customers prior to sharing nonpublic personal information with nonaffiliated third parties; and

•	notify customers annually of any sharing of nonpublic personal information with affiliated parties, and provide an “opt-out” election allowing customers to stop such sharing.

In addition, California has recently enacted legislation, that is applicable to all businesses conducting operations in California, that places restrictions on the disclosure and use of social security numbers and requires businesses that maintain computerized personal information to disclose to affected customers breaches in the security of such information.

These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We do not expect the federal privacy provisions, adopted pursuant to the Financial Services Modernization Act, to have a material impact on our financial condition or results of our operations. However, due to the fact that the California Privacy Act has only recently been adopted, we cannot yet determine what effect this Act will have on our operations or operating results.

Future Legislation and Regulatory Initiatives.

In recent years, significant legislative proposals and reforms affecting the financial services industry have been introduced in and considered by Congress, including reforms that would result in a consolidation of the three current federal bank regulatory agencies, the Federal Reserve Board, the FDIC and the Comptroller of the Currency, into a single federal bank regulatory agency. We cannot predict what new proposals might be introduced in the current Congress or whether any will be enacted into law. It is possible, however, that new laws may be adopted that could have a significant impact on the operations and financial performance of banking institutions or the competitive environment in which we operate.

EMPLOYEES

At December 31, 2003, we had 177 full-time and 85 part-time employees, all of whom are employees of the Bank and two of whom also are employees of the Bancorp. We believe that our relations with our employees is good.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding the current executive officers of the Company and the Bank:

Name	Age	Position with the Company	Position with the Bank
George E. Langley	63	President and Chief Executive Officer	President and Chief Executive Officer
Carol Ann Graf	58	Senior Vice President, Chief Financial Officer and Secretary	Senior Vice President, Chief Financial Officer and Secretary
Casey J. Cecala III	48	N/A	Executive Vice President and Chief Credit Officer

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

CASEY J. CECALA, III.    Mr. Cecala has been the Chief Credit Officer of the Bank since 2001 and was promoted to Executive Vice President in 2003. From 1998 to May 2001, he was a Senior Vice President and Senior Credit Officer of the Bank. From 1992, when he joined the Bank, through September 1998, Mr. Cecala held other management positions with the Bank including as a Vice President.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trading Market for Shares. The Company’s Common Stock is listed and its shares trade on the NASDAQ National Market System under the symbol “FOOT”. The following table sets forth the high and low closing sales per share prices of our Common Stock as reported on the NASDAQ National Market System for each of the fiscal quarters in 2003 and 2002. On March 3, 2004 the closing per share price was $21.89 and, as of that same date, there were 1,040 record shareholders of the Company.

	Trading Prices of Common Stock(1)
	High	Low	Stock Dividends	Cash Dividends
2003:
First Quarter	$17.11	$14.23	—	$0.11
Second Quarter	18.81	15.83	—	0.12
Third Quarter	20.97	16.71	—	0.12
Fourth Quarter	22.29	19.13	9.0%	0.33
2002:
First Quarter	$12.37	$10.36	—	$0.10
Second Quarter	14.52	10.96	—	0.11
Third Quarter	17.84	11.08	—	0.11
Fourth Quarter	18.38	14.30	9.0%	0.11

(1)	All trading prices have been retroactively adjusted for prior stock dividends.

Transfer Agent.    The transfer agent and registrar for the Company’s shares is Registrar and Transfer Company, the address of which is 10 Commerce Drive, Cranford, New Jersey 07016.

Dividends and Repurchases of Shares.

Dividend Policy.    It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet not only the capital requirements under applicable government regulations, but also to support our growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective. Pursuant to that policy, the Company has paid regular quarterly cash dividends since September of 1999 and, in January of 2004, the Board of Directors declared an $0.13 per share cash dividend, which is the 18th consecutive quarterly cash dividend declared since the current dividend policy was adopted by the Board of Directors. It is currently anticipated that similar cash dividends will be paid during the balance of 2004. However, the Board of Directors may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve our objective of maintaining capital in amounts sufficient to support our growth as well as to meet regulatory capital requirements. In the fourth quarter of 2003, we also declared a 9% stock dividend to all of stockholders of record as of January 8, 2004.

Stock Repurchases.    In January of 2003, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $5,000,000 of its shares of common stock. Repurchases may be made from time-to-time in open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines. As of December 31, 2003, we had repurchased a total of 185,651 shares of our common stock under this program for an aggregate price of approximately $3,562,000.

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

California law places a statutory restriction on the amount of cash dividends a state chartered bank may pay to its shareholders. Under that law, which applies to the Bank, without the prior approval of the DFI dividends declared by the Bank may not exceed, in any calendar year, the lesser of (i) the Bank’s net income for the year plus its retained earnings generated in the two preceding years (after deducting all dividends paid during the period), or (ii) the Bank’s aggregate retained earnings. However, because payment of cash dividends has the effect of reducing a bank’s capital, as a practical matter the capital requirements imposed on the Bank, as a federally insured bank, operate to preclude the payment of cash dividends in amounts that might otherwise be permitted by California law. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action. Additionally, Federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable laws.

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

The Rights Agent for the Rights is Registrar and Transfer Company, the transfer agent for the Company’s Common Stock.

ITEM 6.    SELECTED FINANCIAL DATA

The selected income statement data set forth below for the fiscal years ended December 31, 2003, 2002 and 2001, and the selected balance sheet data as of December 31, 2003 and 2002, are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day and Company, LLP, certified public accountants, that are included elsewhere in this Report and should be read in conjunction with those consolidated financial statements. The selected income statement data for the fiscal years ended December 31, 2000 and 1999, and the selected balance sheet data as of December 31, 2001, 2000 and 1999, are derived from audited consolidated financial statements examined by Vavrinek, Trine, Day and Company, LLP which are not included in this Report.

	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Income Statement Data
Interest income	$35,680	$34,811	$36,736	$38,983	$35,551
Interest expense	(4,283)	(5,039)	(9,030)	(11,103)	(8,333)

Net interest income	31,397	29,772	27,706	27,880	27,218
Provision for possible loan losses	(348)	(460)	(498)	(1,070)	(485)

Net interest income after provision for loan losses	31,049	29,312	27,208	26,810	26,733
Other income	5,613	5,694	5,414	4,604	4,521
Other expense	(23,515)	(22,934)	(21,846)	(20,794)	(21,342)

Income before income taxes	13,147	12,072	10,776	10,620	9,912
Applicable income taxes	(4,726)	(4,378)	(3,926)	(3,920)	(3,662)

Net income	$8,421	$7,694	$6,850	$6,700	$6,250

Per Share Data
Net income—Basic(1) (2)	$1.27	$1.17	$1.04	$0.97	$0.84
Net income—Diluted(1) (2)	1.18	1.09	0.99	0.94	0.79
Cash dividends (3)	0.68	0.43	0.40	0.36	0.41
Book value (at year-end) (1)	$9.07	$8.76	$7.92	$7.24	$6.60
Weighted average shares outstanding—Basic (1) (2)	6,613,062	6,562,700	6,571,543	6,906,748	7,481,531
Weighted average shares outstanding—Diluted(1)(2)	7,140,144	7,059,565	6,912,383	7,149,019	7,947,629
Balance Sheet Data
Investment securities	$145,550	$80,778	$79,743	$70,816	$61,548
Loans and leases (net)	455,101	437,441	404,200	364,782	339,533
Assets	686,158	604,818	550,141	505,825	458,676
Deposits	612,049	534,562	475,390	454,041	397,264
Other debt (4)	8,248	8,248	19,000	—	8,819
Stockholders’ equity	$60,788	$57,576	$51,852	$48,263	$48,439

(1)	Retroactively adjusted for stock dividends.
(2)	For information regarding the determination of basic and diluted earnings per share, see Note 17 to the Company’s Consolidated Financial Statements.
(3)	For information regarding restrictions affecting the ability of the Company to pay cash dividends, see Note 13 to the Company’s Consolidated Financial Statements.
(4)	For information regarding other debt, see Note 9 to the Company’s Consolidated Financial Statements.

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our audited consolidated financial statements, and the footnotes thereto, contained elsewhere in this report and the statements regarding forward-looking information and the factors that could affect our future performance described below in this Report.

Our principal operating subsidiary is Foothill Independent Bank (the “Bank”), which is a California state chartered bank and a member of the Federal Reserve System. The Bank accounts for substantially all of our consolidated revenues and income. Accordingly, the following discussion focuses primarily on the Bank’s operations and financial condition.

FORWARD-LOOKING STATEMENTS

The discussion below in this Section of this Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Factors that could affect our future operating results and cause them to differ, possibly significantly, from those currently anticipated are described in this Section of this Report, including in the subsections entitled “Critical Accounting Policies” and “Factors That Could Affect Our Future Financial Performance” and, according, this Section of this Report should be read in its entirety.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices in the banking industry. The information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. However, the carrying value of some of our assets can be affected by estimates and the judgments we make about future or anticipated events, the outcome of which, in some cases, is outside of our control and which could cause our future operating results to differ, possibly materially, from the results that are currently expected.

Judgments Regarding Reserves for Potential Loan Losses.    The accounting policies we follow in determining the sufficiency of the reserves we establish for possible loan losses require us to make judgments and assumptions about future economic and market conditions that can affect the ability of our borrowers to meet their loan payment obligations. For example, if economic or market conditions were to change in an unexpectedly adverse manner or interest rates were to increase beyond the levels expected by us when we established the reserves for loan losses, such changed conditions could increase the possibility of borrower payment defaults, which could require us to increase reserves for potential loan losses. Since reserves are increased by a charge against income (known as the “provision for loan losses”), such changed conditions could cause our earnings to decline in the period when those increases are recorded. See “Results of Operation — Provision for Loan Losses” below in this Section of this Report. Additionally, conditions or events of this nature could require us to reduce the carrying values of the loans that are affected by these conditions (often referred to as “loan write-downs or “loan charge-offs”). Since loans represent the largest component of our total assets, unanticipated changes in economic or market conditions potentially can have a significant effect on the amount of our reported assets as set forth on our balance sheet.

Utilization of Deferred Income Tax Benefits.    The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of December 31, 2003, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $2,818,000. Such tax benefits expire over time unless used and the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event, however, that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits. The creation of such an allowance would result in an increase in the provision we make for income taxes, and, therefore, would have the effect of reducing our net income.

RESULTS OF OPERATIONS

Overview of Fiscal 2003 Operating Results.

The principal determinant of a banking organization’s income is net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on other interest bearing liabilities. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including the monetary policies of the Federal Reserve Board, national and local economic conditions, and competition from other depository institutions and financial services companies, which affect interest rates and also the demand for loans and the ability of borrowers to meet their loan payment obligations.

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income and our net earnings in years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Interest Income	$35,680	$34,811	$36,736
Interest Expense	4,283	5,039	9,030
Net interest income	31,397	29,772	27,706
Net Income	$8,421	$7,694	$6,850

During 2001 the Federal Reserve Board adopted and began implementing a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy, which was heading into recession. That policy continued through 2002 and 2003, as the hoped for economic recovery has been slow to develop. Pursuant to that policy the Federal Reserve Board reduced interest rates throughout 2001 and, as a result, the prime rate of interest charged by most banks declined from 9.50% to 4.75% during 2001. It remained at 4.75% through most of 2002, declining to 4.25% in November 2002, where it remained until late June of 2003 when it declined further to 4.00% as a result of a further reduction in interest rates by the Federal Reserve Board. Those monetary policies, combined with the continued softness in the United States economy, caused the average rate of interest earned on our interest earning assets to decline to 6.0% in fiscal 2003 from 6.7% in fiscal 2002 and 7.8% in fiscal 2001.

Despite that decline, as indicated in the table above, we still achieved an increase of $727,000, or 9.5%, in net earnings in 2003 as compared to 2002. That increase was primarily due an increase in net interest income in 2003 of $1,625,000, or 5.5%, as compared to 2002, which was partially offset by a $581,000 increase in non-interest expense.

As the following table indicates, net earnings for 2003 represented a return on average assets of 1.29% and a return on average equity of 14.35%, compared to 1.34% and 14.07%, respectively, for 2002.

	2003	2002	2001
Return on Assets	1.29%	1.34%	1.32%
Return on Equity	14.35%	14.07%	13.81%
Dividend Payout Ratio	53.54%	33.86%	32.26%
Equity to Asset Ratio	8.99%	9.53%	9.55%

Results of Operations for the Years ended December 31, 2003 and 2002.

Net Interest Income.    As indicated by the following table, which sets forth the net interest earnings (in thousands of dollars) and the net yields on average earning assets for the years ended December 31, 2003, 2002 and 2001, the increase in net interest income in 2003 was due to the combined effect of a $869,000 increase in interest income and a $756,000 reduction in interest expense.

	2003	2002	2001
Total interest income(1) (2)	$35,993	$35,165	$37,048
Total interest expense(3)	$4,283	$5,039	$9,030
Net interest income (1) (2)	$31,710	$30,126	$28,018
Net average earning assets(2)	$602,457	$529,174	$473,815
Net yield on average earning assets(1) (2)	5.3%	5.7%	5.9%
Net yield on average earning assets (excluding loan fees)(1) (2)	4.8%	5.4%	5.6%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 35.9 percent for 2003, 36.3 percent for 2002 and 36.4 percent for 2001.
(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $4,711,000 in 2003, $4,378,000 in 2002, and $3,890,000 in 2001. Loan fees of $2,582,000 in 2003, $1,463,000 in 2002, and $1,364,000 in 2001 are included in interest income. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans has been excluded. There were three non-accruing loans totaling $608,000 (0.1% of total loans outstanding) at December 31, 2003, and four non-accruing loans totaling $1,455,000 (0.4%, of total loans outstanding) at December 31, 2002 and six non-accruing loans totaling $2,717,000 (0.7% of total loans outstanding) at December 31, 2001.
(3)	Includes NOW and Money Market Deposit Accounts.

Increase in interest income.    The increase in interest income was primarily attributable to the following factors (set forth in order of importance in terms of their effect on interest income):

•	an increase in loan volume, which more than offset the effect of declining rates of interest on interest income; and

•	an increase in loan prepayment fees, due to refinancings of mortgage loans, or mortgage loan payoffs on sales of real properties, by borrowers who chose to take advantage of declining interest rates or increasing property values in our markets.

Although these mortgage loan refinancings and payoffs helped to increase our interest income in 2003, they could have the effect of reducing average yields on outstanding loans and, therefore, our net interest margin in future periods.

Reduction in Interest Expense.    The reduction in interest expense was primarily attributable to the following factors (set forth in order of importance in terms of their impact on interest expense):

•	lower rates of interest paid on deposits that resulted principally from the lowering of market rates of interest by the Federal Reserve Board; and

•	a reduction in the average volume of outstanding time deposits, including those in denominations of $100,000 or more, as a result of our decision to allow some of those deposits to be withdrawn on their maturity rather than seeking their renewal.

Information Regarding Average Interest Earning Assets and Interest Bearing Liabilities.    The following table sets forth (i) the average amounts of and the average interest rates charged on our interest earning assets and (ii) the average amounts of and the average interest rates paid on our interest bearing liabilities. Averages were computed based upon daily balances and dollars are in thousands.

	2003			2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets:
Investment Securities
U.S. Treasury	$555	$17	3.1%	$349	$15	4.3%	$565	$28	5.0%
U.S. Government Agencies	95,771	2,973	3.1	43,629	2,007	4.6	45,453	2,505	5.5
Municipal Leases(1)	7,992	600	7.5	8,119	657	8.1	5,060	432	8.5
Other Securities	3,127	100	3.2	16,426	390	2.4	17,742	780	4.4

Total Investment Securities	107,445	3,690	3.4	68,523	3,069	4.5	68,820	3,745	5.4
Federal Funds Sold	34,370	359	1.0	27,504	430	1.6	21,043	808	3.8
Due from Banks – Time	8,320	122	1.5	7,544	194	2.6	12,119	564	4.7
Loans(2)	451,351	31,742	7.0	424,443	31,379	7.4	370,882	31,849	8.6
Lease Financing(1)	971	80	8.2	1,160	93	8.0	951	82	8.6

Total Interest-Earning Assets(1)	$602,457	$35,993	6.0%	$529,174	$35,165	6.6%	$473,815	$37,048	7.8%

Interest Bearing Liabilities:
Domestic Deposits & Borrowed Funds:
Savings Deposits(3)	$288,756	$2,585	0.9%	$242,305	$2,784	1.1%	$201,183	$3,743	1.9%
Time Deposits	80,612	1,325	1.6	88,824	2,216	2.5	108,989	5,282	4.8
Short-Term borrowings	—	—	0.0	—	—	0.0	260	5	1.9
Long-Term borrowings	8,248	373	4.5	667	39	3.7	—	—	0.0

Total Interest-Bearing Liabilities	$377,616	$4,283	1.1%	$331,796	$5,039	1.5%	$310,432	$9,030	2.9%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 35.9 percent for 2003, 36.3 percent for 2002 and 36.4 percent for 2001.
(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $4,711,000 in 2003, $4,378,000 in 2002, and $3,890,000 in 2001. Loan fees of $2,582,000 in 2003, $1,463,000 in 2002, and $1,364,000 in 2001 are included in interest income. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans has been excluded. There were three non-accruing loans totaling $608,000 (0.1% of total loans outstanding) at December 31, 2003, and four non-accruing loans totaling $1,455,000 (0.4%, of total loans outstanding) at December 31, 2002 and six non-accruing loans totaling $2,717,000 (0.7% of total loans outstanding) at December 31, 2001.
(3)	Includes NOW and Money Market Deposit Accounts.

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

The following table sets forth the maturities of our loans, and the mix of fixed and variable rate loans, as of December 31, 2003 (in thousands):

	Maturing
	Within One Year	One to Five Years	After Five Years	Total
Total fixed rate loans	$16,447	$49,854	$258,151	$324,452
Total variable rate loans	36,394	18,975	80,281	135,650

Total	$52,841	$68,829	$338,432	$460,102

Impact on Net Interest Margins of the Mix of Demand, Savings and Time Deposits.    In a period of declining market rates of interest, all other things being equal, a bank with a greater proportion of demand and savings accounts, as compared to time deposits, is likely to have, at least for the short term, a higher interest margin than a bank with a greater proportion of time deposits, because a bank must wait for its time deposits to mature before it can implement reductions in the rates of interest it must pay on those deposits in response to declining market rates of interest. By contrast, such reductions can be implemented more quickly on savings and money market deposits. As a result, in a period of increasing market rates of interest, all other things being equal, a bank with a higher proportion of time deposits will generally have, at least for the short term, a higher interest margin than a bank with a higher proportion of savings deposits and a lower proportion of time deposits, because a bank need not increase the interest it pays on its time deposits until they mature, while it will usually have to increase its interest rates on savings and money market deposits to be able to retain them in response to increasing market rates of interest and competition from other depository institutions.

The average amounts (in thousands) of and the average rates paid on deposits, by type, in the year ended December 31, 2003 are summarized below:

	Year ended December 31, 2003
	Average Balance	Average Rate
Noninterest bearing demand deposits	$212,278	-0-
Savings Deposits(1)	288,756	0.9%
Time Deposits(2)	80,612	1.6%

Total Deposits	$581,646	0.7%

Impact of Changes in the Mix of Earning Assets and in the Mix of Interest Bearing Liabilities.    The increase in net interest income in 2003 was not only attributable to a decline in interest rates paid on interest bearing deposits, but also to a reduction in the volume of our higher priced time deposits that resulted from a decision we made to allow some of those deposits to “run off” rather than to seek their renewal. Additionally, we were able to mitigate somewhat the effect of declining market rates of interest on interest income by implementing marketing programs that enabled us to increase the volume of our outstanding loans in 2003.

The following table sets forth changes in interest earned, including loan fees, and interest paid in each of the years ended December 31, 2003 and 2002 and the extent to which those changes were attributable to changes in the volume or changes in the mix of interest earning assets and changes in the volume or changes in the mix of interest bearing liabilities. Changes in interest earned and interest paid due to both rate and volume have been allocated to the in proportion to the relationship of the absolute dollar amounts of the changes in each category. (Amounts are in thousands).

	Investment Securities
Interest Earned On	Taxable	Non- Taxable (1)	Federal Funds Sold	Loans (1)		Direct Lease Financing(1)	Time Deposits	Total
2003 compared to 2002:
Increase (decrease) due to:
Volume Changes	$438	$(36)	$92	$1,972		$(16)	$18	$2,468
Rate Changes	240	(21)	(163)	(1,609	)(2)	3	(90)	(1,640)

Net Increase (Decrease)	$678	$(57)	$(71)	$363		$(13)	$(72)	$828

2002 compared to 2001:
Increase (decrease) due to:
Volume Changes	$(12)	$444	$198	$4,236		$17	$(169)	$4,714
Rate Changes	(889)	(219)	(576)	(4,706	)(2)	(6)	(201)	(6,597)

Net Increase (Decrease)	$(901)	$225	$(378)	$(470)		$11	$(370)	$(1,883)

Interest Paid On:			Savings Deposits	Other Time Deposits		Long Term Borrowings (3)	Short Term Borrowings	Total
2003 compared to 2002
Increase (decrease) due to:
Volume Changes			$479	$(190)		$345	$—	$634
Rate Changes			(678)	(701)		(11)	—	(1,390)

Net Increase (Decrease)			$(199)	$(891)		$334	$—	$(756)

2002 compared to 2001
Increase (decrease) due to:
Volume Changes			$663	$(846)		$39	$(5)	$(149)
Rate Changes			(1,622)	(2,220)		—	—	(3,842)

Net Increase (Decrease)			$(959)	$(3,066)		$39	$(5)	$(3,991)

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities, loans and leases using tax rates which approximate 35.9% for 2003 and 36.4% in 2002.
(2)	The decline in interest earned in 2003 that was attributable to rate changes was partially offset by a $1,119,000 increase in loan fees. In 2002 loan fees declined by $100,000.
(3)	Long term borrowings in 2003 and 2002 consists of junior subordinated debentures issued in December 2002. Those debentures mature in 30 years and bear interest at a rate equal to the three-month LIBOR (London Inter Bank Offered Rate) rate plus 3.05%. The interest rate on those borrowings in effect at December 31, 2003 was 4.42%.

Market Risk and Net Interest Margin in 2003 and 2002.    As demonstrated by the impact of the reductions in market rates of interest during the past three years, our net interest margin and, therefore, our net interest income and net earnings are affected by changes in market rates of interest (which we sometimes refer to as “market risk”). We attempt to reduce our exposure to market risk associated with interest rate fluctuations by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are time deposits, (ii) to match opportunities to “reprice” interest earning assets and interest bearing liabilities in response to changes in market rates of interest, and (iii) to change the mix of interest earning assets and interest bearing liabilities in a manner that is designed to achieve increases in net interest income. In the current interest rate environment, however, it is no longer possible to reduce the rates we pay on deposits much further in response to declining rates of interest on interest earning assets. As a result, declining interest rates have exerted, and we expect that at least during the next 12 months will continue to exert, downward pressure on our net interest margin (as well as that of banking institutions generally).

In an effort to counteract this downward pressure on net interest margin, during the past year:

•	We have continued sales and marketing programs that are designed to increase our volume of loans, on which yields are higher than on other earning assets, and to change the mix of deposits to a greater proportion of lower cost demand and savings deposits;

•	We have allowed some of our higher priced time deposits to “run-off,” rather than to seek their renewal as a means of reducing our interest expense; and

•	We adopted a new loan repricing policy which places an interest rate “floor,” currently at 4.59%, that is applicable to all new variable rate loans that we make.

As a result of these measures, the volume of outstanding loans at December 31, 2003 was $18.7 million, or 4%, greater than at December 31, 2002 and the volume of demand, savings and money market deposits (which are sometimes referred to as “core deposits”) represented 88%, while time deposits (including those in denominations of $100,000 or more) represented 12%, of total deposits at December 31, 2003, as compared to 84% and 16%, respectively, at December 31, 2002.

Our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) was 5.27% for the year ended December 31, 2003, compared to 5.70% for the year ended December 31, 2002. That decline was primarily due to the decrease in interest rates as mentioned above. However, notwithstanding that decline, based on data obtained from the FDIC, we believe that our net interest margin continues to exceed the average net interest margin for other banks and bank holding companies with assets ranging from $250-to-$750 million (the “Peer Group Banks”), largely because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks and we were able to increase the volume of our loans which generate higher yields than do our other interest earning assets.

The ability to maintain our net interest margin is not entirely within our control, however, because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas.

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

Following the Federal Reserve Board’s reduction in the federal funds rate in June 2003, which led to a further reduction in market rates of interest, we experienced an increase in the number of higher interest rate loans that were either refinanced at lower rates of interest or were prepaid. As a result, unless we are able to increase our loan volume and the volume of lower cost core deposits, we would expect our net interest margin to decline somewhat during 2004. Accordingly, we have again instituted sales and marketing programs for 2004 that are designed to increase our loan volume and the volume of our core deposits. However, we may find it necessary or prudent to increase time deposits to fund any resulting increases in loan volume. Additionally, there are a number of uncertainties and risks that could adversely affect our net interest margin in 2004, including increased competition in our market areas, both from banks and other types of financial institutions as well as from securities brokerage firms and mutual funds that offer competing investment products, and the possibility that the economic slowdown will continue longer than is currently anticipated, which could result in reduced loan activity and in a further decline in market rates of interest.

Provision for Loan and Lease Losses.    Like virtually all banking organizations, we follow the practice of maintaining a reserve (the “Loan Loss Reserve”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management estimates is its realizable value. This reduction, which is referred to as a loan “charge-off,” is charged against and, to that extent, reduces the amount of a reserve or “allowance” for potential loan losses that the Bank maintains (and which we will refer to as the “Loan Loss Reserve”). The Loan Loss Reserve is increased periodically (i) to replenish the Reserve after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans, or due to adverse changes in national or local economic conditions. Those increases and additions are made through a charge against income referred to as the “provision for loan and lease losses.” Recoveries of loans previously charged-off are added back to and, to that extent, increase the Loan Loss Reserve and therefore may reduce the amount of the provision that the Bank would need to make to maintain the Loan Loss Reserve at a level believed by management to be adequate.

We employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the adequacy of the Loan Loss Reserve and, therefore, also the amount of the provision that we make for potential loan losses. However, those determinations involve judgments or forecasts about future economic conditions and other events that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion above under the caption “Critical Accounting Policies” and below under the caption “Factors That Could Affect Our Future Financial Performance.”

During 2003 we made provisions for potential loan losses of $348,000, as compared to $460,000 during 2002 and, at December 31, 2003 the Loan Loss Reserve was approximately $4,947,000 or 1.08% of total loans and leases outstanding, compared to approximately $4,619,000 or 1.04% of total loans and leases outstanding at December 31, 2002. As indicated below under caption “Financial Condition—Loans—Information Regarding Non-Performing Loans,” the overall quality of our loan portfolio improved in 2003, as it had in 2002, which enabled us to reduce the provision we made for potential loan losses in 2003 as compared to 2002 and 2001.

The following table sets forth an analysis of our loan and lease loss experience, by category, for the past three years (with dollars stated in thousands).

	Year Ended December 31,
	2003	2002	2001
Average amount of loans and leases outstanding(1)	$452,322	$425,603	$371,831

Loan and lease loss reserve at beginning of year	4,619	4,206	3,692

Charge-Offs – Domestic Loans(2):
Commercial, financial and agricultural	—	(77)	(46)
Real Estate-construction	—	—	—
Real Estate-mortgage	(25)	—	—
Consumer	(46)	(18)	(40)
Lease Financing	(12)	—	—
Other	—	—	—

Total Charge-Offs	(83)	(95)	(86)
Recoveries – Domestic Loans(2):
Commercial, financial and agricultural	62	46	46
Real Estate-construction	—	—	20
Real Estate-mortgage	—	—	16
Consumer	1	2	20

Total Recoveries	63	48	102

Net Recoveries (Net Charge-Offs)	(20)	(47)	16
Additions charged to operations	348	460	498

Loan and lease loss reserve – balance at end of year	$4,947	$4,619	$4,206

Ratios:
Net charge-offs to average loans/leases outstanding during the year	0.004%	0.011%	(0.004)%
Loan loss reserve to total gross loans	1.08%	1.04%	1.030%
Net loan charge-offs to loan loss reserve	0.40%	1.02%	(0.380)%
Net loan charge-offs to provision for loan losses	5.75%	10.22%	(3.210)%
Loan loss reserve to non-performing loans	813.65%	317.46%	154.800%

(1)	Net of unearned discount.
(2)	We do not have any loans outstanding to borrowers in foreign countries and therefore there are no foreign loan charge-offs or recoveries to report for any of the periods presented in the table above.

At December 31, 2003, non-performing loans (which consist primarily of loans for which there have been no payments of principal or interest for more than 90 days) totaled $608,000, or 0.1% of total loans then outstanding, compared to $1,455,000, or 0.4%, of total loans outstanding at December 31, 2002 and $2,717,000 or 0.7% of total loans outstanding at December 31, 2001. As a result of that improvement, coupled with the provisions made for potential loan losses in fiscal 2003, the ratio of our Loan Loss Reserve to non-performing loans improved to 813.65% at December 31, 2003, as compared to 317.460% and 154.80% at December 31, 2002 and 2001, respectively.

Non-Interest Income.    The following table identifies the components of and the percentage changes in non-interest income in 2003 as compared to 2002.

	Year Ended December 31,		% Increase (Decrease)
	2003	2002	2003 vs. 2002
	(Dollars in thousands)
Non Interest Income
Services fees	$5,000	$5,214	(4.1)%
Gain on sale of SBA loans	5	3	N/M
Other	608	477	27.5%

	$5,613	$5,694	(1.4)%

The decrease in non-interest income was primarily attributable to decreases in transaction fees and service charges collected on deposits and other banking transactions as compared to 2002, which was partially offset by increases in other non-interest income.

Non-Interest Expense.    Non-interest expense (also sometimes referred to as “other expense”) consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include such expenses as insurance premiums, marketing expenses, data processing costs and professional fees.

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

Set forth below is information regarding non-interest expense incurred by us in the years ended December 31, 2003 and 2002:

	Year Ended December 31,		% Increase (Decrease)
	2003	2002	2003 vs. 2002
	(Dollars in thousands)
Non Interest Expenses
Salaries and employee benefits	$11,822	$11,397	3.7%
Net occupancy expense of premises	2,496	2,470	1.1%
Furniture and equipment expenses	1,537	1,576	(2.5)%
Other expenses	7,660	7,491	2.3%

	$23,515	$22,934	2.5%

Efficiency Ratio	63.9%	64.8%

As the table above indicates, the increase in non-interest expense in 2003, as compared to 2002, was primarily attributable to increases in salaries and in employee benefit expenses. That increase, in turn, was primarily due to a general increase in employee base salaries and an increase in bonuses paid to loan officers and other employees for meeting loan and deposit growth targets established for 2003. Notwithstanding that increase, however, due primarily to the increase in our net interest income in 2003, we were able to improve our efficiency ratio to 63.9% from 64.8% in 2002. The efficiency ratio is, basically, the ratio of non-interest expense (adjusted to exclude non-recurring expenses) to the sum of net interest income and non-interest income (as adjusted to exclude any non-recurring income).

Income Taxes.    Income taxes increased by approximately $348,000 or 7.9% in 2003 as compared to 2002. Since our effective income tax rates were approximately the same in each of those years, that increase was primarily the result of the increases in pre-tax income in 2003. As discussed above, under the caption “Critical Accounting Policies” our income tax rates in 2003 and 2002 reflect the beneficial impact of our ability to use certain income tax benefits available under state and federal income tax laws.

Financial Condition

Total Assets.    Our total assets increased during 2003 by approximately $81.3 million, or 13.4%, to $686.2 million at December 31, 2003 from $604.8 million at December 31, 2002. Contributing to the growth of our assets in 2003 were increases of $18.8 million, or 4.2%, in outstanding loans and $64.8 million, or 80.2%, in our investment portfolio. As indicated in the table that follows, those increases were funded, in part, by a shift of funds from other earning assets, including Federal funds sold, overnight repurchase agreements and time deposits held at other banks, as well as an increase in total deposits.

The following tale sets forth the dollar amounts (in thousands) of our interest earning assets at December 31:

	2003	2002
	(In thousands)
Cash and due from banks	$34,565	$32,665
Federal funds sold and overnight Repurchase Agreements	18,500	26,300
Total Cash and Cash Equivalents	53,065	58,965
Interest-bearing deposits in other financial institutions	7,425	7,922
Investment securities held-to-maturity	8,900	9,279
Investment securities available-for-sale	136,650	71,499
Total Loans, net	455,101	437,441

We currently anticipate that we will achieve modest asset growth in the year ending December 31, 2004, which is expected to result from increased lending and deposit activity that we expect will be generated by our marketing programs.

Loans.

Types of Loans.    Set forth below is information regarding the actual volume of our loans, by type or category of loan, for each of the following years ended December 31:

	2003	2002	2001	2000	1999
	(In Thousands)
Types of Loans
Commercial, financial and agricultural	$44,855	$44,136	$48,077	$47,744	$43,676
Real Estate construction	27,077	34,492	16,091	12,647	11,144
Real Estate mortgage	381,563	357,707	337,626	299,981	281,150
Consumer	3,816	4,073	4,718	6,400	5,916
Lease Financing	528	1,211	1,360	1,164	2,341
All other (including overdrafts)	2,263	508	626	679	1,707

Subtotal:	$460,102	$442,127	$408,498	$368,615	$345,934
Less:
Unearned Discount	(54)	(67)	(92)	(141)	(299)
Reserve for loan and lease losses	(4,947)	(4,619)	(4,206)	(3,692)	(6,102)

Total	$455,101	$437,441	$404,200	$364,782	$339,533

Loan Maturities.    The maturities of our loans, as of December 31, 2003, presented by type or category of loan, is set forth below (in thousands):

	MATURING
	Within One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$27,149	$11,972	$5,734	$44,855
Real Estate construction	3,933	264	22,880	27,077
Real Estate mortgage	17,778	54,533	309,252	381,563
Consumer	2,219	1,112	485	3,816
Lease Financing	89	439	0	528
All other	1,673	509	81	2,263

Total	$52,841	$68,829	$338,432	$460,102

Information Regarding Non-Performing Loans.    The table which follows sets forth, as of the end of each of the years in the five year period ended December 31, 2003, the amounts of the Bank’s loans (i) that were more than 90 days past due, (ii) as to which the terms of payment had been renegotiated (referred to as “troubled debt restructurings”), and (iii) that had been placed on non-accrual status.

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Loans More Than 90 Days Past Due(1):
Aggregate Loan Amounts:
Commercial	$120	$—	$34	$—	$148
Real Estate	—	—	—	—	50
Consumer	—	5	—	17	4
Aggregate Leases	—	—	—	—	—
Troubled Debt Restructurings(2)	18	1,096	1,178	858	1,780
Non-Accrual Loans(3)	608	1,455	2,717	2,319	6,068

	$746	$2,556	$3,929	$3,194	$8,050

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.
(2)	The terms of the restructured loans did not involve any interest deferrals, and the amounts of interest collected in 2003, 2002, 2001, 2000, and 1999 were those required to have been paid in accordance with the original terms of those loans.
(3)	There were 3 loans on non-accrual status at December 31, 2003, 4 loans at December 31, 2002, 6 loans at each of December 31, 2001 and December 31, 2000, and 14 loans at December 31, 1999. The interest amounts that would have been collected on these loans had they remained current in accordance with their original terms were $99,000 in 2003, $117,000 in 2002, $197,000 in 2001, $644,000 in 2000, and $819,000 in 1999.

Deposits.    During 2003 we again conducted programs by which we were able to increase deposits to provide additional funds that we used to grow our loan and investment portfolios. Set forth below are the average amounts (in thousands) of, and the average rates paid on, deposits in each of 2003, 2002 and 2001:

	Year Ended December 31,
	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$212,278	—	$182,178	—	$155,828	—
Savings deposits(1)	288,756	0.89%	242,304	1.15%	201,183	1.86%
Time deposits(2)	80,612	1.64%	88,824	2.49%	108,989	4.85%

Total deposits	$581,646	0.67%	$513,306	0.98%	$466,000	1.94%

(1)	Includes NOW and Money Market Deposit Accounts.
(2)	Includes time certificates of deposit in denominations greater than and less than $100,000.

As indicated in the above table, in 2003 the average volume of deposits increased by $68.3 million, or 13.2%, as compared to the volume of deposits during 2002. Contributing to that increase was an increase of $75.9 million, or 17.9%, in the volume of our average core deposits, made up of demand deposits, which do not bear interest, and savings and money market deposits, on which we pay lower rates of interests than on time deposits. At the same time, during 2003, we reduced the average volume of time deposits (including those in denominations of $100,000 or more) by $8.2 million, or 9.2%. As a result, our core demand, savings and money market deposits represented 87.8% of total deposits at the end of 2003 as compared to 84.1% at the end of 2002, with time deposits (including those in denominations of $100,000 or more) representing 12.2% of total deposits in 2003 as compared to 15.9% in 2002. The decreases in the volume of time deposits, together with decreases in interest rates that we paid (primarily on our core deposits) in response to decreases in market rates of interest, resulted in a decrease in interest expense in 2003 as compared to 2002. See the discussion above under the captions “Results of Operations – Net Interest Income” and “Results of Operations—Rate Sensitivity, Net Interest Margins and Market Risk.”

Liquidity Management.    We have established liquidity management policies which are designed to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In accordance with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At December 31, 2003, the principal sources of liquidity consisted of $34.6 million in cash and demand balances due from other banks and $18.5 million of Federal funds sold and overnight repurchase agreements, which together totaled $53.1 million. Other sources of liquidity include $127.5 million in securities available for sale, of which approximately $4.2 million mature within one year; $2.4 million in securities held to maturity which mature within one year; and $7.4 million in interest-bearing deposits at other financial institutions, which mature in 6 months or less. In addition, substantially all of the Bank’s installment loans and leases, the amount of which aggregated $4.3 million at December 31, 2003, require regular installment payments from customers, providing us with a steady flow of internally generated cash.

We also have a line of credit from the Federal Home Loan Bank, the amount of which was $29.8 million as of December 31, 2003. Borrowings under that credit line are secured by a pledge of some of our outstanding loans. We also have established loan facilities that would enable us to borrow up to $13 million of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise. Finally, if necessary, we could obtain additional cash by selling time certificates of deposit into the “CD” market. However, as a general rule, it has been and continues to be our policy to make use of borrowings under the credit line or loan facilities to fund short term cash requirements, before selling securities or reducing deposit balances at other banks and before selling time certificates of deposit.

Contractual Obligations.

Set forth below is information regarding our material contractual obligations as of December 31, 2003:

Operating Lease Obligations.    As of December 31, 2003, our future minimum payment obligations (stated in thousands) under real property and equipment leases were:

Year	Amount
2004	$1,353
2005	1,190
2006	881
2007	$702
2008	577
Thereafter	1,956

Total	$6,659

Maturing Time Certificates Of Deposits.    Set forth below is a maturity schedule, as of December 31, 2003, of domestic time certificates of deposit of $100,000 or more (with amounts stated in thousands):

At December 31, 2003
Three Months or Less	$14,901
Over Three through Six Months	5,399
Over Six through Twelve Months	8,134
Over Twelve Months	1,813

$30,247

However, based on our historical experience, we believe that at least 80% of these time certificates of deposit will be renewed by depositors, unless we decide to reduce the volume of such deposits by reducing the interest rates we will pay to maintain them.

Deferred Compensation Obligations.    We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation which will entitle them to receive certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2003, the Company’s aggregate payment obligations under this plan totaled $4.6 million. Based on the age of the participants in the Plan, it is our current expectation that this amount would be paid over a period that should range from 2004 to 2021. In order to provide funds to pay these benefits the Company purchased life insurance policies on the participants in this plan, the proceeds from which are designed to cover the payments that the Company will become obligated to make to plan participants.

Loan Commitments and Standby Letters of Credit.    In the ordinary course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At December 31, 2003 and 2002, contractual commitments to extend credit to customers totaled $46.0 million and $83.6 million, , respectively, and obligations under standby letters of credit totaled $1.4 million at the end of each of those years.

Commitments to extend credit and standby letters of credit generally have fixed expiration dates or other termination clauses and the customer may be required to pay a fee and meet other conditions in order to draw on those commitments or standby letters of credit. We expect, based on historical experience, that many of the commitments will expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent future cash requirements.

To varying degrees, commitments to extend credit involve elements of credit and interest rate risk for us that are in excess of the amounts recognized in our balance sheets. Our exposure to credit loss in the event of nonperformance by the customers to whom such commitments are made is equal to the amount of those commitments. As a result, before making such a commitment to a customer, we evaluate the customer’s creditworthiness using the same underwriting standards that we apply when deciding whether or not to approve loans to the customer. In addition, we often require the customer to secure its payment obligations for amounts drawn on such commitments with collateral such as accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and credit facilities, will be sufficient to enable us to meet any increases in demand for loans and leases or in the utilization of outstanding loan commitments or standby letters of credit and any increase in deposit withdrawals that might occur in the foreseeable future.

Capital Resources and Dividends.    It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective. Pursuant to that policy, the Company has paid regular quarterly cash dividends since September of 1999 and, in January of 2004, the Board of Directors declared a $0.13 per share cash dividend, which is the 18th consecutive quarterly cash dividend declared since the current dividend policy was adopted. However, the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve our objective of maintaining capital in amounts sufficient to support our growth. For example the retention of earnings in previous years enabled us to fund the opening of new banking offices and to extend the Bank’s market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

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

Stock Repurchase Program.    In January of 2003 the Board of Directors authorized a stock repurchase program that provided for the Company to repurchase up to $5,000,000 of its common stock. Repurchases may be made from time-to-time in the open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines. As of December 31, 2003, we had repurchased a total of 185,651 shares of our common stock under this program for an aggregate price of approximately $3,562,242.

Junior Subordinated Debentures.    In December of 2002 we issued $8,248,000 of floating rate junior subordinated deferrable interest debentures (the “Subordinated Debentures”) in connection with the sale of floating rate trust preferred securities to an institutional investor as part of a pooled securitization transaction by that investor. The trust preferred securities were issued and sold by Foothill Independent Statutory Trust I, a Connecticut trust (the “Trust”), of which we own all of the outstanding common securities, and the net proceeds from the sale of the trust preferred securities were paid to us in exchange for the issuance of the Subordinated Debentures. The Subordinated Debentures are subordinated to all of our borrowings and mature in 30 years, on December 26, 2032; but are redeemable, at par, at our option after five years (beginning December 26, 2007). We are required to make quarterly interest payments on these Debentures at an interest rate that is 3.05% above the three-month LIBOR (London Inter Bank Offered Rate), which resets quarterly. The interest rate that we are paying on these securities for the three month period ending March 24 2004 is 4.42%. The interest is passed through by the Trust to the holder of the trust preferred securities.

Until December 2003, we consolidated the Trust into our consolidated financial statements and in accordance with a ruling issued by the Federal Reserve Board, reported the net amount of the trust preferred securities it had issued as Tier 1 Capital for regulatory purposes. See the discussion below under the subcaption “Regulatory Capital Requirements.” In accordance with FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which was adopted and became effective on December 31, 2003, we have ceased consolidating the Trust into our consolidated financial statements. We have been informed that the Federal Reserve Board is evaluating whether FIN No. 46 will have any impact on its previous ruling; however, we have been advised by the Federal Reserve Board to continue reporting the net amount of the trust securities as part of our Tier 1 capital for regulatory purposes. However, if the Federal Reserve Board were to retroactively revoke its prior ruling, we will become entitled thereafter to redeem the Subordinated Debentures at par without having to wait until December 2007 to do so.

During the second quarter of 2003, $4 million of the net proceeds from the issuance of the Subordinated Debentures was used to purchase Bank-owned life insurance policies on key management employees of the Bank, with the Bank as the beneficiary under such policies. The purposes of bank-owned life insurance (commonly known in the banking industry as “BOLI”) are (i) to enable the Bank to offer employee retirement and benefit plans designed to attract and retain key management employees, by providing the Bank with a source of funds (primarily from the cash surrender value of such policies) that the Bank can use to fund the payment of benefits under those plans, and (ii) to protect the Bank against the costs or losses that could occur as a result of the death of any key management employee. The remainder of the proceeds from the issuance of the Subordinated Debentures will be used to fund the continued growth of the Bank and may also be used to repurchase our common stock under our stock repurchase plan.

Regulatory Capital Requirements.    Federal banking agencies require FDIC insured banks to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital (essentially, the sum of a bank’s capital stock and retained earnings, less any intangibles) to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets (which is to as a bank’s “leverage ratio”). For these purposes, subordinated indebtedness issued in connection with a sale of trust preferred securities may comprise up to 25% of a banking organization’s Tier 1 capital and, to the extent such indebtedness exceeds that limitation, such indebtedness will constitute Tier 2 capital for regulatory capital purposes. All of the subordinated indebtedness evidenced by the Subordinated Debentures that we issued in December 2002 qualifies as Tier 1 capital under Federal Reserve Board regulations.

The federal banking agencies have adopted uniform capital requirements for the banks that they supervise and assign each of those banks to one of the following five categories based on their respective capital ratios:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; and

•	critically undercapitalized

As a general rule, banks that are categorized as “well capitalized” are subject to less stringent supervision by their federal regulatory agencies than are banks that are classified in one of the other categories; and at each successive lower capital category, a bank is subject to greater operating restrictions and increased regulatory supervision.

Set forth below are the minimum capital ratios that a bank must meet to be categorized as adequately capitalized and well capitalized, respectively, and the corresponding capital ratios of the Bank at December 31, 2003. The Bank is categorized as well capitalized for federal regulatory purposes because, as the table below indicates, the Bank’s capital ratios exceed the ratios required to qualify as a well capitalized bank.

	To be Categorized by a Federal Bank Regulatory Agency as:		Foothill Independent Bank
	Adequately Capitalized	Well Capitalized	Actual
Total Capital to Risk Weighted Assets	8.0%	10.0%	13.8%
Tier 1 Capital to Risk Weighted Assets	4.0%	6.0%	12.8%
Tier 1 Capital to Average Assets (“Leverage Ratio”)	4.0%	5.0%	9.7%

Risk-based capital ratios are determined by weighting a bank’s assets in accordance with certain risk factors; and, the higher the risk profile of the assets, the greater is the amount of capital that is required to maintain an adequate risk based capital ratio, which generally is at least 8%.

FACTORS THAT COULD AFFECT OUR FUTURE FINANCIAL PERFORMANCE

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Forward Looking Statements” above. Forward-looking statements are based on current information and assumptions about future events over which we do not have control and that information is subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Certain of those risks and uncertainties are discussed above in the section of the Report entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.” In addition, included among the risks and uncertainties that could affect our future financial performance or financial condition are the following:

Increased Competition.    Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require us to reduce interest rates and loan fees in order to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce our interest income or increase our interest expense, thereby reducing our net interest margin, net interest income and net earnings.

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

Possible Adverse Changes in Federal Reserve Board Monetary Policies.    Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets and, thereby, reduce net interest margins and net interest income and, therefore, also our net earnings. As discussed above, in the past three years, the Federal Reserve Board has lowered market rates of interest in an effort to stimulate the national economy. Those reductions caused our net interest margin to decline, because they led to reductions in the interest paid by borrowers on outstanding variable rate loans or enabled borrowers to refinance existing fixed rate loans at lower interest rates or to repay their loans. If such conditions continue they could lead to further reductions in our net interest margin and net interest income and, therefore, in our net earnings.

In particular, the decline in prevailing interest rates and increases in real property values in 2003 in our market area resulted in an increase in loan refinancings at lower interest rates and loan prepayments by a number of our borrowers. While those loan refinancings and prepayments increased loan fees that helped to offset a decline in yields on loans in 2003, they may reduce our interest margins and our net interest income in 2004, if we are not able to increase our loan volume or reduce our interest expense in amounts sufficient to offset the effects of those refinancings and prepayments on interest income in 2004.

Real Estate Mortgage Loans.    Approximately 90% of the Bank’s loans are secured by deeds of trust or mortgages on real property. Although a significant portion of these loans were made to individuals, or entities controlled by individuals, whose businesses occupy the properties and the principal source of repayment is the cash flow from or the revenue generated by those businesses, if there was a significant decline in real property values in Southern California, such a decline could result in a deterioration in some of those loans that would necessitate increases in the loan loss reserve and could result in loan write-offs that would adversely affect our financial conditions and lead to reductions in earnings.

Changes in Regulatory Policies.    Changes in federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserves, or changes in required asset/liability ratios, could adversely affect earnings by reducing yields on earning assets or increasing operating costs.

Effects of Growth.    It is our intention to take advantage of opportunities to increase our business, through acquisitions of other banks, the establishment of new banking offices or the offering of new products or services to our customers. If we do acquire any other banks, open any additional banking offices or begin offering new products or services, we are likely to incur additional operating costs that may adversely affect our operating results, at least on an interim basis.

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

The table below sets forth information concerning the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2003. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest Bearing	Total
	(Dollars in Thousands)
Assets
Interest-bearing deposits in banks	$3,762	$3,663	$—	$—	$—	$7,425
Investment securities	43,198	51,416	35,062	15,874	—	145,550
Federal Funds Sold	18,500	—	—	—	—	18,500
Net loans	130,053	19,859	52,039	253,150	—	455,101
Noninterest-earning assets	—	—	—	—	59,566	59,566

Total assets	$195,513	74,938	$87,101	$269,024	$59,566	$686,142

Liabilities and Stockholders’ Equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$225,863	$225,863
Interest-bearing deposits	348,353	33,382	4,449	2	—	386,186
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	8,248	—	—	—	—	8,248
Other liabilities	—	—	—	—	5,072	5,072
Stockholders’ equity	—	—	—	—	60,773	60,773

Total liabilities and stockholders equity	$356,601	$33,382	$4,449	$2	$291,708	$686,142

Interest rate sensitivity gap	$(161,088)	$41,556	$82,652	$269,022	$(232,142)	$—

Cumulative interest rate sensitivity gap	$(161,088)	$(119,532)	$(36,880)	$232,142	$—	$—

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

At December 31, 2003, our rate sensitive balance sheet was shown to be in a negative three month gap position because our rate sensitive liabilities exceeded our rate sensitive assets for that period . This implies that our net interest margin would decrease in the short–term if interest rates were to rise and would increase in the short–term if interest rates were to fall. However, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to changes in interest rates, which will depend on a number of factors, including the mix of interest earning assets between loans, on the one hand, and other earning assets, on the other hand, and the mix of core and time certificates of deposit. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – RESULTS OF OPERATION—Rate Sensitivity, Net Interest Margins and Market Risk”

We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on our net interest income. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, our exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value
		Assets	Liabilities
(Dollars in Thousands)
+100 basis points	(3.35)%	$705,527	$622,014
+300 basis points	(11.60)%	$682,668	$621,183
-100 basis points	4.22%	$731,267	$622,866
-300 basis points	(5.20)%	$760,463	$623,741

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

Board of Directors and Stockholders

Foothill Independent Bancorp and Subsidiaries

Glendora, California

We have audited the accompanying consolidated balance sheets of Foothill Independent Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and changes in stockholders’ equity and statements of cash flows for the three years ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foothill Independent Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations and cash flows for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

January 23, 2004

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
	(dollars in thousands)
ASSETS
Cash and due from banks	$34,565	$32,665
Federal funds sold and overnight Repurchase Agreements	18,500	26,300

Total Cash and Cash Equivalents	53,065	58,965

Interest-bearing deposits in other financial institutions	7,425	7,922

Investment securities held-to-maturity	8,900	9,279
Investment securities available-for-sale	136,650	71,499

Total Investments	145,550	80,778

Federal Home Loan Bank stock, at cost	374	357
Federal Reserve Bank stock, at cost	351	229

Loans, net of unearned income	459,520	440,849
Direct lease financing	528	1,211
Allowance for Loan Losses	(4,947)	(4,619)

Total Loans	455,101	437,441

Premises and equipment	5,061	5,498
Other real estate owned	—	387
Cash surrender value of life insurance	11,491	6,778
Deferred tax assets	2,818	2,317
Accrued interest and other assets	4,922	4,146

TOTAL ASSETS	$686,158	$604,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits	$225,863	$198,286
Savings and NOW deposits	155,868	138,430
Money market deposits	155,717	113,081
Time deposits $100,000 or over	30,247	34,446
Time deposits under $100,000	44,354	50,319

Total Deposits	612,049	534,562
Accrued employee benefits	3,154	2,792
Accrued interest and other liabilities	1,890	1,640
Short-term borrowings	29	—
Junior subordinated debentures	8,248	8,248

Total Liabilities	625,370	547,242

Commitments and Contingencies—Note #18
Stockholders’ Equity
Common Stock – authorized, 25,000,000 shares $.001 par value; issued and outstanding, 6,702,912 shares in 2003 and 6,032,277 shares in 2002	6	6
Additional paid-in capital	55,048	43,110
Stock Dividend to be distributed	12,174	9,328
Retained earnings (deficit)	(6,605)	4,868
Accumulated other comprehensive income—Net unrealized gains on available for sale securities, net of taxes of $83 in 2003 and $89 in 2002	165	264

Total Stockholders’ Equity	60,788	57,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$686,158	$604,818

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
	(dollars in thousands, except per share amounts)
Interest Income
Interest and fees on loans	$31,623	$31,257	$31,720
Interest on Investment Securities
Taxable	3,131	2,438	3,313
Exempt from federal taxes	384	419	275
Interest on deposits	122	194	564
Interest on federal funds sold	360	430	808
Lease financing income exempt from federal taxes	60	73	56

Total Interest Income	35,680	34,811	36,736

Interest Expense
Interest on savings, NOW and money market deposits	2,585	2,784	3,743
Interest on time deposits over $100,000	568	874	2,225
Interest on time deposits under $100,000	757	1,342	3,057
Interest on borrowings	373	39	5

Total Interest Expense	4,283	5,039	9,030

Net interest income	31,397	29,772	27,706
Provision for Loan Losses	(348)	(460)	(498)

Net interest income after provision For Loan Losses	31,049	29,312	27,208

Non Interest Income
Services fees	5,000	5,214	5,231
Gain on sale of SBA loans	5	3	24
Other	608	477	159

	5,613	5,694	5,414

Non Interest Expenses
Salaries and employee benefits	11,822	11,397	10,454
Net occupancy expense of premises	2,496	2,470	2,488
Furniture and equipment expenses	1,537	1,576	1,550
Other expenses	7,660	7,491	7,354

	23,515	22,934	21,846

Income before income taxes	13,147	12,072	10,776
Income Taxes	4,726	4,378	3,926

NET INCOME	$8,421	$7,694	$6,850

Earnings Per Share
Basic	$1.27	$1.17	$1.04

Diluted	$1.18	$1.09	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Stock Dividend to be Distributed	Comprehensive Income	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	(dollars in thousands)
Balance, January 1, 2001	5,243,863	$5	$37,754	$—		$10,746	$(242)	$48,263
7% stock dividend	361,421	1	4,626			(4,627)		—
Cash paid in lieu of fractional shares						(7)		(7)
Cash dividend						(2,177)		(2,177)
Exercise of stock options	38,417		224					224
Common stock issued under employee benefit and dividend reinvestment and optional investment plans	22,130		288					288
Common stock repurchased, cancelled and retired	(151,468)					(1,908)		(1,908)
Comprehensive income:
Net income					$6,850	6,850		6,850
Net unrealized holding gains on available-for-sale securities (net of taxes of $37)					319		319	319

Total Comprehensive Income					$7,169

Balance, December 31, 2001	5,514,363	$6	$42,892	$—		$8,877	$77	$51,852
9% stock dividend	497,498			9,328		(9,328)		—
Cash dividend						(2,375)		(2,375)
Exercise of stock options	13,168		120					120
Common stock issued under employee benefit and dividend reinvestment and optional investment plans	7,248		98					98
Comprehensive income:
Net income					7,694	7,694		7,694
Net unrealized holding gains on available-for-sale securities (net of taxes of $89)					187		187	187

Total Comprehensive Income					$7,881

Balance, December 31, 2002	6,032,277	$6	$43,110	$9,328		$4,868	$264	$57,576
Stock dividend distributed		6	9,328	(9,328)				—
9% stock dividend	552,839			12,174		(12,174)		—
Cash dividend						(4,158)		(4,158)
Exercise of stock options	303,447		2,610					2,610
Common stock issued under employee benefit and dividend reinvestment and optional investment plans	(185,651)		—			(3,562)		(3,562)
Comprehensive income:
Net income					8,421	8,421		8,421
Net unrealized holding gains on available-for-sale securities (net of taxes of $83)					(99)		(99)	(99)

Total Comprehensive Income					$8,322

Balance, December 31, 2003	6,702,912	$6	$55,048	$12,174		$(6,605)	$165	$60,788

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
	(dollars in thousands)
Cash Flows From Operating Activities
Interest and fees received	$35,000	$35,469	$37,238
Service fees and other income received	880	4,982	4,814
Financing revenue received under leases	60	73	56
Interest paid	(4,342)	(5,160)	(9,379)
Cash paid to suppliers and employees	(22,031)	(20,914)	(18,107)
Income taxes paid	(4,980)	(4,423)	(4,033)

Net Cash Provided By Operating Activities	4,587	10,027	10,589

Cash Flows From Investing Activities
Proceeds from maturity of available-for-sale securities	109,830	89,172	79,927
Purchase of available-for-sale securities	(175,259)	(93,342)	(97,013)
Proceeds from maturity of held-to-maturity securities	955	3,775	13,806
Purchase of held-to-maturity securities	(580)	(46)	(6,116)
Net (increase) decrease in deposits in other financial institutions	497	5,336	(5,253)
Net (increase) decrease in credit card and revolving credit receivables	(530)	254	(154)
Recoveries and deferred recoveries on loans previously written off	6	33	75
Net increase in loans	(18,375)	(34,191)	(39,711)
Net (increase) decrease in leases	683	117	(164)
Capital expenditures	78	(570)	(1,838)
Proceeds from sale of other real estate owned	(615)	1,903	—
Proceeds from sale of property, plant and equipment	387	1	1,094

Net Cash Used In Investing Activities	(82,923)	(27,558)	(55,347)

Cash Flows From Financing Activities
Net increase in deposits	77,546	59,158	21,307
Net increase (decrease) in short term borrowing	—	(19,000)	19,092
Net increase in junior subordinated debentures	—	8,248	—
Proceeds from exercise of stock options	2,610	120	224
Proceeds from stock issuance	—	98	288
Dividends paid	(4,158)	(2,375)	(2,184)
Stock repurchased and retired	(3,562)	—	(1,908)

Net Cash Provided By Financing Activities	72,436	46,249	36,819

Net Increase (Decrease) in Cash and Cash Equivalents	(5,900)	28,718	(7,939)
Cash and Cash Equivalents, Beginning of Year	58,965	30,247	38,186
Cash and Cash Equivalents, End of Year	$53,065	$58,965	$30,247

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
	(dollars in thousands)
Reconciliation of Net Income to Net Cash Provided By Operating Activities
Net Income	$8,421	$7,694	$6,850
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Depreciation and amortization	979	1,385	1,364
Provision for possible credit losses	348	460	498
Provision for possible OREO losses	—	—	125
(Gain) loss on sale of equipment	(5)	7	(72)
Gain on sale of other real estate owned	—	(108)	—
Credit for deferred taxes	(501)	(342)	(174)
Increase in taxes payable	248	297	67
(Increase) decrease in other assets	(99)	131	231
(Increase) decrease in interest receivable	(581)	669	335
(Increase) decrease in discounts and premiums	(39)	62	223
(Increase) decrease in prepaid expenses	55	241	1,352
Increase in cash surrender value of life insurance	(4,713)	(611)	(528)
Decrease in interest payable	(59)	(121)	(349)
Increase in accrued expenses and other liabilities	533	263	667

Total Adjustments	(3,834)	2,333	3,739

Net Cash Provided By Operating Activities	$4,587	$10,027	$10,589

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #1—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Foothill Independent Bancorp and its wholly owned subsidiaries, Foothill Independent Bank (the “Bank”), and Foothill BPC, Inc., collectively referred to herein as the “Company.” Inter-company balances and transactions have been eliminated.

Investment in Non-Consolidated Subsidiary

The Company accounts for its investment in its wholly owned special purpose entity, Foothill Independent Statutory Trust I, using the equity method under which the subsidiary’s net earnings are recognized in the Bancorp’s statement of income, pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. “

Nature of Operations

We operate in a single operating segment, consisting of commercial banking operations that are conducted from twelve branch banking offices in various locations in the Los Angeles, Riverside, and San Bernardino Counties of Southern California. Our primary source of revenue are interest income and fees paid to us on loans made to our customers, who are predominately small and middle market businesses and individuals.

Foothill BPC, Inc. is an entity that owns or holds leasehold interests in certain of our branch banking offices and leases or subleases those offices to the Bank.

On December 18, 2000, the Company formed Platinum Results, Inc., as a California corporation and data processing subsidiary of the Company. As of December 31, 2003, Platinum Results, Inc. was dissolved.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. We were in compliance with the reserve requirements as of December 31, 2003.

Investment Securities

Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity, or to an earlier call, if appropriate, on a straight-line basis. Such securities include those that management intends and has the ability to hold into the foreseeable future.

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #1—Summary of Significant Accounting Policies, (continued)

Investment Securities (continued)

Securities are considered available-for-sale if they would be sold under certain conditions, among these being changes in interest rates, fluctuations in deposit levels or loan demand, or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in stockholders equity (See Note #2).

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

For impairment recognized in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, the entire change in the present value of expected cash flows of an impaired loan is reported either as provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported (See Note #5).

Provision for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current and anticipated economic and market conditions. The provision for the current increase to the allowance for loan losses is charged to expense (See Note #5).

Direct Lease Financing

The investment in lease contracts is recorded using the finance method of accounting. Under the finance method, an asset is recorded in the amount of the total lease payments receivable and estimated residual value, reduced by unearned income. Income, represented by the excess of the total receivable over the cost of the related asset, is recorded in income in decreasing amounts over the term of the contract based upon the principal amount outstanding. The financing lease portfolio consists of equipment leases with terms from three to seven years.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and twenty to thirty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred (See Note #6).

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #1—Summary of Significant Accounting Policies (continued)

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Revenue and expenses from the operation of those properties and additions to the valuation allowance are included in other expenses (See Note #7).

Loan Sales and Servicing

Gains and losses from the sale of participating interests in loans guaranteed by the Small Business Administration (“SBA”) are recognized based on the premium received or discount paid and the cost basis of the portion of the loan sold. The cost basis of the portion of the loan sold is arrived at by allocating the total cost of each loan between the guaranteed portion of the loan sold and the unguaranteed portion of the loan retained, based on their relative fair values. The book value allocated to the unguaranteed portion of the loan, if less than the principal amount, is recorded as a discount on the principal amount retained. The discount is accreted to interest income over the remaining estimated life of the loan. We retain the servicing on the portion of the loans sold and recognize income on the servicing fees when they are received.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to the extent necessary to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits for deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods (See Note #16).

Comprehensive Income

Beginning in 1998, we adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities, net of income taxes, is the only component of our accumulated other comprehensive income.

Earnings Per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Earnings per share and stock option amounts have been retroactively restated to give effect to all stock dividends (See Note #17).

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of our shares of common stock at the date of the grant over the amount an employee must pay to acquire the stock.

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #1—Summary of Significant Accounting Policies, (continued)

Had compensation cost for our stock options plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net income:
As reported	$8,421	$7,694	$6,850
Stock-Based compensation using the intrinsic value method	—	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	$(318)	$(132)	$(154)
Pro forma	8,103	7,562	6,696
Per share data:
Net income—Basic
As reported	$1.27	$1.17	$1.04
Pro forma	$1.22	$1.15	$1.01
Net income—diluted
As reported	$1.18	$1.09	$0.99
Pro forma	$1.13	$1.06	$0.97

Disclosure About Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The estimated fair value amounts of our financial instruments have been determined by us using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimate of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could have realized in a current market exchange. The use of different market assumptions and/or estimates of methodologies may have a material effect on the estimated fair value amounts.

Although we are not aware of any factor that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes (See Note #20).

Current Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003; however, adoption of SFAS No. 149 did not, during 2003, and is not expected to have a material impact on our financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003; however, adoption of SFAS No. 150 did not, during 2003, and is not expected to have a material impact on our financial statements.

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #1—Summary of Significant Accounting Policies (continued)

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB NO. 51 (“FIN 46”); and in December 2003, FASB issued a revision (“FIN 46R”). FIN 46 and FIN 46R address the requirements for consolidation by business enterprises of variable interest entities. It has been determined that subsidiary business trusts, formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company, do not meet the definition of a variable interest entity and, therefore, may no longer be consolidated for financial reporting purposes. Bank holding companies have previously consolidated these entities and reported the trust preferred securities as liabilities in the consolidated financial statements. Accordingly, effective December 31, 2003 we ceased consolidating our trust preferred securities which, however, did not have a material impact on our financial statements. For additional disclosure regarding the potential impact on regulatory capital requirements, see the Note 19—Regulatory Matters.

Reclassifications

Certain reclassifications were made to prior years’ presentations to conform to the current year.

Note #2—Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair market values at December 31, were as follows (in thousands):

Held to Maturity Securities

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$201	$—	$—	$201
Other Government Agency Securities	1,940	12	—	1,952
Municipal Agencies	4,448	268	—	4,716
Other Securities	2,311	—	—	2,311

Total	$8,900	$280	$—	$9,180

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$349	$10	$—	$359
Other Government Agency Securities	1,941	86	—	2,027
Municipal Agencies	4,678	295	—	4,973
Other Securities	2,311	—	—	2,311

Total	$9,279	$391	$—	$9,670

Available-For-Sale Securities

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury Securities	$373	$2	$—	$375
Government Agency Securities	124,776	487	344	124,919
Certificates of Participation	840	23	—	863
Municipal Agencies	6,172	136	2	6,306
Mortgage-Back Securities	2,366	10	1	2,375
Other Securities	1,954	—	142	1,812

Total	$136,481	$658	$489	$136,650

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #2—Investment Securities (continued)

Available for Sale Securities

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government Agency Securities	$57,534	$518	$—	$58,052
Certificates of Participation	1,835	55	—	1,890
Municipal Agencies	1,250	54	—	1,304
Mortgage-Back Securities	523	13	—	536
Other Securities	10,006	1	290	9,717

Total	$71,148	$641	$290	$71,499

The Bank’s portfolio of securities primarily consists of investment-grade securities. The fair value of actively traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.

Non-rated certificates of participation evidencing ownership interest in the California Statewide Communities Development Authority—San Joaquin County Limited Obligation Bond Trust with book values of $840,000 and $1,835,000 and market values of $863,000 and $1,890,000 at December 31, 2003 and 2002, respectively.

Proceeds from maturities of investment securities held-to-maturity during 2003, were $955,000. Proceeds from maturities of investment securities available-for-sale during 2003, were $109,830,000. There were no gains or losses recognized.

Proceeds from maturities of investment securities held-to-maturity during 2002, were $3,775,000. Proceeds from maturities of investment securities available-for-sale during 2002, were $89,172,000. There were no gains or losses recognized.

Proceeds from maturities of investment securities held-to-maturity during 2001, were $3,545,000. Proceeds from maturities of investment securities available-for-sale during 2001, were $13,806,000. There were no gains or losses recognized.

Securities with book values of $16,602,000 and $15,688,000 and market values of $16,596,000 and $16,069,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost, estimated fair value and average yield of securities held to maturity at December 31, 2003, by contractual maturity were as follows (in thousands):

	Held-to-Maturity Securities
Maturities Schedule of Securities at December 31, 2003	Amortized Cost	Fair Value	Average Yield
Due in one year or less	$4,677	$4,695	2.48%
Due after one year through five years	1,823	1,918	4.85%
Due after five years	2,400	2,567	5.32%

Carried at Amortized Cost	$8,900	$9,180	3.73%

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #2—Investment Securities (continued)

The amortized cost, estimated fair value and average yield of securities available for sale at December 31, 2003, by contractual maturity were as follows (in thousands):

	Available-for-Sale Securities
Maturities Schedule of Securities at December 31, 2003	Amortized Cost	Fair Value	Average Yield
Due in one year or less	$4,343	$4,426	3.77%
Due after one year through five years	115,868	115,982	3.06%
Due after five through ten years	9,926	9,971	4.04%
Due after ten years	6,344	6,271	2.94%

Carried at Fair Value	$136,481	$136,650	3.15%

In the case of both securities held to maturity and securities available for sale, the average yields are based on effective rates of book balances at the end of each year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

Note #3—Loans

The composition of the loan portfolio at December 31, 2003 and 2002, was as follows (in thousands):

	2003	2002
Commercial, financial and agricultural	$44,855	$44,136
Real Estate—construction	27,077	34,492
Real Estate—mortgage
Commercial	360,751	331,108
Residential	20,812	26,599
Loans to individuals for household, family
Loans to individuals for household, family and other personal expenditures	3,816	4,073
All other loans (including overdrafts)	2,263	508

	459,574	440,916
Deferred income on loans	(54)	(67)

Loans, net of deferred income	$459,520	$440,849

Nonaccruing loans totaled approximately $608,000 and $1,455,000 at December 31, 2003 and 2002, respectively. Interest income that would have been recognized on nonaccrual loans if they had performed in accordance with the terms of those loans was approximately $90,000, $117,000, and $197,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

At December 31, 2003 and 2002, we had approximately $120,000 and $5,000, respectively, of loans that were past due 90 days or more in interest or principal but which were still accruing interest. These loans are collateralized and in the process of collection.

Note #4—Direct Lease Financing

We lease equipment to customers under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investments in direct lease financing at December 31, 2003 and 2002, consists of the following (in thousands):

	2003	2002
Lease payments receivable	$597	$1,329
Unearned income	(69)	(118)

Total	$528	$1,211

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #4—Direct Lease Financing (continued)

At December 31, 2003, future minimum lease payments receivable under direct financing leases are as follows (in thousands):

Year
2004	$230
2005	127
2006	123
2007	88
2008	29
Thereafter	—

597
Less unearned income	(69)

Total	$528

Note #5—Allowance For Loan and Lease Losses

Transactions in the reserve for loan and lease losses are summarized as follows (in thousands):

	2003	2002	2001
Balance, Beginning of Year	$4,619	$4,206	$3,692
Recoveries on loans previously charged off	63	48	102
Provision charged to operating expense	348	460	498
Loans charged off	(83)	(95)	(86)

Balance, End of Year	$4,947	$4,619	$4,206

We treat all nonaccruing loans and troubled debt restructurings as impaired loans. The allowances for loan losses related to impaired loans amounted to approximately $18,800 and $38,000 for the years ended December 31, 2003 and 2002, respectively, and those allowances are included in the above balances. The average balance of these loans amounted to approximately $1,140,000 and $2,428,000 for the years ended December 31, 2003 and 2002, respectively. During 2003, cash receipts totaling approximately $2,086,000 were applied to reduce the principal balances of, and $39,000 of interest income was recognized on, impaired loans. During 2002, cash receipts totaling approximately $104,740 were applied to reduce the principal balances of, and no interest income was recognized on, impaired loans.

Note #6—Bank Premises and Equipment

Major classifications of bank premises and equipment are summarized as follows (in thousands):

	2003	2002
Buildings	$2,424	$2,424
Furniture and equipment	10,156	9,885
Leasehold improvements	3,734	3,650

	16,314	15,959
Less: Accumulated depreciation and amortization	(11,628)	(10,836)

	4,686	5,123
Land	375	375

Total	$5,061	$5,498

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #6—Bank Premises and Equipment (continued)

We lease land and buildings under noncancelable operating leases expiring at various dates through 2014. The following is a schedule of future minimum lease payments based upon obligations at year-end (in thousands):

Year
2004	$1,353
2005	1,190
2006	881
2007	702
2008	577
Thereafter	1,956

Total	$6,659

Total rental expense for the three years ended December 31, 2003, 2002, and 2001, was $1,407,000, $1,353,000, and $1,329,000, respectively.

Note #7—Other Real Estate Owned

Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, 2003 and 2002, were as follows (in thousands):

	2003	2002
Balance, Beginning of Year (1)	$387	$2,182
Additions	—	33
Valuation adjustments and other reductions	(387)	(1,828)

Balance, End of Year (1)	$—	$387

(1)	The balances at December 31, 2003 and 2002 are shown net of reserves of $-0- and $-0-, respectively.

Transactions in the reserve for other real estate owned are summarized for December 31, 2003, 2002, and 2001 as follows (in thousands):

	2003	2002	2001
Balance, Beginning of Year	$—	$125	$—
Provision charged to other expense	—	—	125
Charge-offs and other reductions	—	(125)	—

Balance, End of Year	$—	$—	$125

Note #8—Deposits

At December 31, 2003, the scheduled maturities of time deposits are as follows (in thousands):

Year
2004	$70,139
2005	3,851
2006	276
2007	322
2008	13
Thereafter	—

Total	$74,601

Directors and executive officers of the Company and the Bank accounted for $1,252,000 of the Bank’s deposits as of December 31, 2003.

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #9—Junior Subordinated Debentures

On December 6, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to Foothill Independent Statutory Trust I, a Connecticut business trust (the “Trust”). These Debentures, which are subordinated, effectively, to all other borrowings of the Company, become due and payable on December 6, 2032, but are redeemable, at par, at the Company’s option after December 26, 2007, or at any time upon the occurrence of a circumstance that would adversely affect the tax or capital treatment of the Debentures. Interest is payable quarterly on the Subordinated Debentures at the 3-Month LIBOR plus 3.25%. At December 31, 2003 that rate was 4.42%. The Company also purchased a 3% minority interest totaling $248,000 in the Trust, which is included in other assets.

Until December 31, 2003 the Trust was treated, for accounting purposes, as a consolidated subsidiary of the Company. In accordance with FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which became effective on December 31, 2003, the Company has ceased consolidating the Trust into its consolidated financial statements. The Federal Reserve Board had ruled that certain mandatorily redeemable preferred securities of a consolidated entities of bank holding companies qualify as Tier 1 Capital. The Federal Reserve Board is evaluating whether FIN No. 46 will affect this ruling; but has advised bank holding companies to continue to include the amount of the trust preferred securities in Tier 1 capital. Accordingly, at December 31, 2003 the net amount of the Subordinated Debentures was included in our Tier 1 Capital for regulatory capital purposes.

Note #10—Stock Option Plans

The Company maintains an employee incentive and nonqualified stock option plan which was approved by its stockholders in 1993 (the “1993 Option Plan”). The Company applies APB Opinion No. 25 and related interpretations in accounting with respect to this Option Plan. Accordingly, no compensation cost has been recognized with respect to options granted under the 1993 Option Plan.

The 1993 Option Plan provided for the issuance of up to an aggregate of 1,147,041 shares of the Company Common Stock (as adjusted for stock dividends), pursuant to options that could be granted to officers, key employees and directors of the Company and its subsidiaries at prices that were not less than the fair market value of such shares at dates of grant. Generally, options were granted under this Plan for a term of up to 10 years. This Plan expired in 2003 and the Company no longer may grant options under this Plan; however, options granted prior to the expiration date of the Plan will continue to remain outstanding until they are exercised, expire or are terminated pursuant to the terms of the Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002 and 2001, respectively: risk-free rates of 2.57% and 4.37%, dividend yields of 3% and 3%, expected life of five years; and volatility of 30% and 31%.

Information with respect to the number of shares of common stock that were subject to options granted or exercised, and those that expired without exercise, under the 1993 Option Plan during the years ended December 31, 2003, 2002, and 2001, the weighted exercise prices thereof, and the number of shares subject to exercisable options at the end of each of those years, is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Beginning of Year	997,122	$7.80	1,003,190	$7.15	1,076,305	$7.25
Granted	—	—	14,257	12.46	47,673	10.12
Exercised	(330,732)	(6.18)	(15,595)	(7.16)	(106,285)	(5.89)
Forfeited	(4,792)	(7.06)	(4,730)	(10.29)	(14,503)	(10.42)

Outstanding, End of Year	661,598	$7.78	997,122	$7.80	1,003,190	$7.15

Options exercisable at year end	655,915	$7.76	955,190	$7.11	847,840	$7.15
Weighted average fair value of options granted during the year	$—		$2.25		$2.80

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #10—Stock Option Plans (continued)

The Company also maintains an employee incentive and nonqualified stock option plan which was approved by its stockholders in 2003 (the “2003 Option Plan”). The Company applies APB Opinion No. 25 and related interpretations in accounting with respect to this Option Plan. Accordingly, no compensation cost has been recognized with respect to options granted under the 2003 Option Plan.

At December 31, 2003, the 2003 Option Plan provided for the issuance of up to an aggregate of 490,500 shares of the Company common stock (retroactively adjusted for a 9% stock dividend declared in November 2003). Options to purchase those shares may be granted to officers, key employees and directors of the Company and its subsidiaries at prices that are not less than the fair market value of such shares at dates of grant. Options granted expire within a period of not more than ten years from the dates on which the options are granted.

The fair value of each option grant under the 2003 Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003: risk-free rate of 3.07%, dividend yield of 2.3%, expected life of five years, and volatility of 27%.

2003 Stock Option Plan

	2003
	Shares	Weighted Average Exercise Price
Outstanding, Beginning of Year
Granted	170,040	$16.93
Exercised	—	—
Forfeited	—	—

Outstanding, End of Year	170,040	$16.93

Options exercisable at year end	92,485	$16.93
Weighted average fair value of options granted during the year	$3.78

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.18 to $5.36	155,211	1.76	$4.89	155,211	$4.89
$9.47 to $9.54	360,158	3.95	7.62	360,155	7.62
$10.07 to $13.77	146,229	5.97	11.24	140,549	11.29
$15.50 to $16.97	115,540	9.30	16.24	79,363	16.03
$17.20 to $20.20	54,500	9.61	18.40	13,122	18.33

$4.18 to $20.20	831,638			748,400

Note #11—Defined Contribution Plan (401K)

The Company sponsors a defined contribution pension plan that covers all employees with 1,000 or more hours worked in a year. Contributions to the plan are based on the employee’s gross salary less the IRS Section 125 flex plan. For the years ending December 31, 2003, 2002, and 2001, the Company’s contributions to that Plan amounted to approximately $311,000, $179,000, and $248,000, respectively.

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #12—Deferred Compensation

The Bank maintained a nonqualified, unfunded deferred compensation plan for certain key management personnel whereby they may defer compensation which will then provide for certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement. The plan provides for reduced benefits upon early retirement, disability, or termination of employment. The deferred compensation expense for 2003 was $428,000 ($253,000 net of income taxes), 2002 was $428,000 ($253,000 net of income taxes), and 2001 was $378,000 ($223,020 net of income taxes).

Note #13—Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without the prior approval of the California Commissioner of Financial Institutions, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates of the Company amounting to more than 20% of its contributed capital and retained earnings. At December 31, 2003, the maximum combined amount of funds that were available from these two sources was approximately $26,125,000 or 43% consolidated stockholders’ equity.

Note #14—Stock Dividend

On November 26, 2003, the Board of Directors declared a 9% stock dividend payable on January 29, 2004, to stockholders of record on January 8, 2004. All references in the accompanying financial statements to the number of common shares and per share amounts for all years presented have been restated to reflect the stock dividend.

Note #15—Other Expenses

The following is a breakdown of other expenses for the years ended December 31, 2003, 2002, and 2001 (amounts in thousands):

	2003	2002	2001
Data processing	$1,575	$1,416	$1,248
Marketing expenses	1,156	982	1,086
Office supplies, postage and telephone	1,090	1,117	1,086
Bank insurance	559	529	448
Supervisory assessments	148	123	127
Professional fees	1,000	1,170	1,287
Operating losses	213	175	151
OREO expenses	10	35	197
Other	1,909	1,944	1,724

Total	$7,660	$7,491	$7,354

Note #16—Income Taxes

The provisions for income taxes consist of the following (amounts in thousands):

	2003	2002	2001
Tax provision applicable to income before income taxes	$4,726	$4,378	$3,926

Federal Income Tax
Current	3,564	3,570	3,048
Deferred	(250)	(388)	(174)
State Franchise Tax
Current	1,503	1,334	1,095
Deferred	(91)	(138)	(43)

Total	$4,726	$4,378	$3,926

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #16—Income Taxes (continued)

The following is a summary of the components of the deferred tax assets accounts recognized in the accompanying statements of financial condition as of December 31 (amounts in thousands):

	2003	2002	2001
Deferred Tax Assets
Allowance for loan losses due to tax limitations	$1,667	$1,502	$1,137
Deferred compensation plan	1,373	1,201	1,050
Allowance for other real estate owned	—	—	129
Other assets and liabilities	438	267	80

Total Deferred Tax Assets	3,478	2,970	2,396
Deferred Tax Liabilities
Premises and equipment due to depreciation difference	(336)	(295)	(384)
Other assets and liabilities	(320)	(269)	—
Net unrealized appreciation on available-for-sale securities	(4)	(89)	(37)

Net Deferred Tax Assets	$2,818	$2,317	$1,975

As a result of the following items, the total tax expenses for 2003, 2002, and 2001, were less than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes (dollars in thousands):

	2003		2002		2001
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Federal rate	$4,465	34.0	$4,104	34.0	$3,664	34.0
Changes due to State income tax, (net of Federal tax benefit)	932	7.1	857	7.1	765	7.1
Exempt income	(517)	(3.9)	(570)	(4.7)	(547)	(2.7)
Other, net	(154)	(1.2)	(13)	(0.1)	44	(2.0)

Total	$4,726	36.0	$4,378	36.3	$3,926	36.4

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #17—Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”). All amounts in the table are in thousands. Shares have been retroactively restated to give effect to 9% stock dividend declared November 26, 2003 to shareholders on January 29, 2004 to shareholders of record January 8, 2004.

	2003		2002		2001
	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$8,406		$7,708		$6,850
Shares outstanding at year end	—	6,703	—	6,575	—	6,551
Impact of weighting shares purchased during the year	—	(90)	—	(12)	—	20

Used in Basic EPS	8,406	6,613	7,708	6,563	6,850	6,571
Dilutive effect of outstanding stock options	—	527	—	497	—	341
Used in Dilutive EPS	$8,406	7,140	$7,708	7,060	$6,850	6,912

Note #18—Commitments and Contingencies

The Bank is involved in various litigation that has arisen in the ordinary course of its business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company’s financial statements.

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby commercial letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2003 and 2002, the Bank had commitments to extend credit of $46,022,000 and $83,586,000, respectively, and obligations under standby letters of credit of $1,422,000 and $1,404,000, respectively.

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

We have a line of credit from the Federal Home Loan Bank in the amount of approximately $29 million which is secured by pledged securities. We also have lines of credit from correspondent banks entitling us to borrow federal funds of approximately $13 million.

Note #19—Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Under applicable law and government regulations, a failure by the Company or the Bank to meet certain minimum capital requirements would result in the imposition of operational restrictions and other requirements and the possible initiation of additional discretionary actions by government regulatory agencies that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital requirements that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The most recent notification from the federal regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Prompt corrective action provisions are not applicable to bank holding companies.

Note #19—Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) and ratios of total capital and Tier 1 capital to risk-weighted assets (also as defined in the regulations), and to average assets (as defined).

The following table compares, as of December 31, 2003 and December 31, 2002, the total capital and Tier 1 capital of the Company (on a consolidated basis), and that of the Bank, to the capital requirements imposed by government regulations (with amounts stated in thousands):

FOOTHILL INDEPENDENT BANCORP

			Capital Needed
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total capital to risk-weighted assets	$73,541	14.1%	$41,606	8.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	68,531	13.2%	20,803	4.0%	N/A	N/A
Tier 1 capital to average assets	68,531	9.9%	27,736	4.0%	N/A	N/A
As of December 31, 2002:
Total capital to risk-weighted assets	$69,749	14.2%	$39,278	8.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	65,130	13.3%	19,639	4.0%	N/A	N/A
Tier 1 capital to average assets	65,130	10.8%	24,047	4.0%	N/A	N/A

FOOTHILL INDEPENDENT BANK

			Capital Needed
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total capital to risk-weighted assets	$71,619	13.8%	$41,504	8.0%	$51,880	10.0%
Tier 1 capital to risk-weighted assets	66,610	12.8%	20,752	4.0%	31,128	6.0%
Tier 1 capital to average assets	66,610	9.7%	27,607	4.0%	34,509	5.0%
As of December 31, 2002:
Total capital to risk-weighted assets	$60,860	12.6%	$38,760	8.0%	$48,450	10.0%
Tier 1 capital to risk-weighted assets	56,241	11.6%	19,380	4.0%	29,070	6.0%
Tier 1 capital to average assets	56,241	9.4%	23,932	4.0%	29,915	5.0%

As disclosed in Note #9—Junior Subordinated Debentures, subject to percentage limitations, the proceeds from the issuance of trust preferred securities are considered Tier 1 capital of the Company for regulatory purposes. However, as a result of the issuance of FIN 46 and FIN 46R, the Company’s trust subsidiary that issued the trust preferred securities is no longer consolidated in the Company’s financial statements and, therefore, the proceeds received by the trust subsidiary from its sale of the trust preferred securities, which were transferred to the Company in exchange for the Company’s issuance of the Junior Subordinated Debentures is reported in these financial statements as subordinated debt of the Company. The Federal Reserve Board has indicated that it would review the regulatory implications of this change in financial reporting on the continued inclusion of these amounts in regulatory capital; but has advised bank holding companies to continue to report the amount of the trust preferred securities in regulatory reports as a minority interest and to continue to include that amount in Tier 1 capital.

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #20—Fair Value of Financial Instruments

The table below presents the carrying amounts and fair values of financial instruments at December 31, 2003 and 2002 (with dollars in thousands). FAS Statement 107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point-in-time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holding of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, future expected loss experience and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes and assumptions could significantly affect the estimates.

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

The fair value of demand deposits, money market deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at December 31, 2003, and December 31, 2002. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

•	Short-Term Borrowings; Junior Subordinated Debentures

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$53,065	$53,065	$58,965	$58,965
Investment securities and deposits	153,700	152,164	98,700	97,365
Loans	459,520	494,162	440,849	445,771
Direct lease financing	528	542	1,211	1,200
Cash surrender value	11,491	11,491	6,778	6,778
Financial Liabilities
Deposits	612,050	611,616	534,562	536,520
Short-Term borrowings	—	—	—	—
Junior subordinated debentures	8,248	8,248	8,000	8,000
Unrecognized Financial Instruments
Commitments to extend credit	46,022	460	55,933	559
Standby letters of credit	1,422	14	1,404	14

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #21—Condensed Financial Information of Foothill Independent Bancorp (Parent Company)

	At December 31,
	2003	2002	2001
	(In thousands)
Balance Sheets
Assets
Cash	$371	$508	$122
Interest-bearing deposits in financial institutions	297	1,500	—
Investment securities available-for-sale	—	5,996	—
Investment in subsidiaries	67,194	57,240	51,361
Accounts receivable	908	285	385
Prepaid expenses	289	264	76
Accrued interest and other assets	—	68	—

Total Assets	$69,059	$65,861	$51,944

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$23	$37	$92
Long term debentures	8,248	8,248	—

	8,271	8,285	92

Stockholders’ Equity
Common stock	6	6	6
Additional paid-in capital	67,194	52,449	42,892
Retained earnings (deficit)	(6,412)	5,121	8,954

Total Stockholders’ Equity	60,788	57,576	51,852

Total Liabilities and Stockholders Equity	$69,059	$65,861	$51,944

Statements of Income

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Income
Equity in undistributed income of subsidiaries	$8,910	$8,072	$7,197
Interest income	29	4	—

	8,939	8,076	7,197
Expense
Amortization and other expenses	860	646	560

Total Operating Income	8,079	7,430	6,637
Tax benefit of parent’s operating expenses	342	264	213

Net Income	$8,421	$7,694	$6,850

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #21—Condensed Financial Information of Foothill Independent Bancorp (Parent Company) (Continued)

Statements of Cash Flows

For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
	(In thousands)
Cash Flows From Operating Activities
Cash received for tax benefit from Foothill Independent Bank	$264	$213	$175
Interest received	33	—	—
Cash paid for operating expenses	(1,173)	(779)	(629)

Net Cash Provided (Used) By Operating Activities	(876)	(566)	(454)

Cash Flows From Investing Activities
Purchase of deposits in other financial institutions	1,203	(1,500)	—
Purchase of investment securities available-for-sale	5,996	(5,999)	—
Capital contributed to subsidiary	(4,000)	(248)	(150)

Net Cash Provided (Used) By Investing Activities	3,199	(7,747)	(150)

Cash Flows From Financing Activities
Dividends paid	(4,158)	(2,375)	(2,184)
Dividends received from Foothill Independent Bank	2,650	2,630	4,280
Issuance of debentures	—	8,248
Proceeds from stock purchased	—	98	288
Proceeds from exercise of stock options	2,610	98	52
Capital stock repurchased	(3,562)	—	(1,908)

Net Cash Provided (Used) By Financing Activities	(2,460)	8,699	528

Net Increase (Decrease) in Cash	(137)	386	(76)
Cash, Beginning of Year	508	122	198

Cash, End of Year	$371	$508	$122

Reconciliation of Net Increase to Net Cash Provided by Operating Activities
Net Income	$8,421	$7,694	$6,850

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization	8	—	42
Undistributed earnings of subsidiaries	(8,910)	(8,072)	(7,197)
(Increase) Decrease in accounts receivable	(360)	(51)	(39)
Increase in accrued interest receivable	4	(4)	—
Increase in prepaid expenses	(25)	(188)	(57)
Increase (Decrease) in accounts payable	(14)	55	(53)

Total Adjustments	(9,297)	(8,260)	(7,304)

Net Cash Provided (Used) by Operating Activities	$(876)	$(566)	$(454)

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #22—Summary of Quarterly Financial Information (Unaudited)

The following quarterly financial information for the Company and its subsidiaries for the two years ended December 31, 2003 and 2002, is summarized below:

	2003
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Summary of Income
Interest income	$8,609	$8,556	$9,317	$9,198
Interest expense	1,104	1,138	1,043	998
Net interest income	7,505	7,418	8,274	8,200
Provision for loan losses	—	100	200	48
Net interest income after provision for loan losses	7,505	7,318	8,074	8,152
Other income	1,350	1,434	1,416	1,413
Other expense	5,672	5,664	6,077	6,102
Income before taxes	3,183	3,088	3,413	3,463
Applicable income taxes	1,152	1,115	1,215	1,244

Net Income	$2,031	$1,973	$2,198	$2,219

Earnings Per Share—Basic	$0.31	$0.30	$0.33	$0.33

Earnings Per Share—Diluted	$0.29	$0.28	$0.31	$0.31

	2002
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Summary of Income
Interest income	$8,622	$8,814	$8,732	$8,643
Interest expense	7,238	1,254	1,244	1,157
Net interest income	1,384	7,560	7,488	7,486
Provision for loan losses	100	150	110	100
Net interest income after provision
for loan losses	7,138	7,410	7,378	7,386
Other income	1,346	1,658	1,255	1,435
Other expense	5,527	5,948	5,593	5,866
Income before taxes	2,957	3,120	3,040	2,955
Applicable income taxes	1,075	1,127	1,100	1,076

Net Income	$1,882	$1,993	$1,940	$1,879

Earnings Per Share—Basic	$0.29	$0.30	$0.30	$0.28

Earnings Per Share—Diluted	$0.29	$0.28	$0.28	$0.26

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding our executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 29, 2004 for the Company’s 2004 annual meeting of shareholders,.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 29, 2004 for the Company’s 2004 annual shareholders’ meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information regarding equity compensation plans set forth below, the information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 29, 2004 for the Company’s 2003 annual shareholders’ meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2003:

	Column A	Column B	Column C
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity compensation plans approved by shareholders	831,638	$9.65	320,460

Equity compensation not approved by shareholders	—	—	—

	831,638	$9.65	320,460

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 29, 2004 for the Company’s 2004 annual shareholders’ meeting.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 29, 2004 for the Company’s 2004 annual shareholders’ meeting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

See Index to Financial Statements in Item 8 on Page 38 of this Report.

(2)	Financial Statement Schedules:

All schedules are omitted as the information is not required, is not material or is otherwise furnished.

(3)	Exhibits:

See Index to Exhibits on Page E-1 of this Form 10-K.

(4)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated January 21, 2004 to furnish, under Item 12 of that Report, a copy of its press release announcing its results of operations for the fiscal year ended, and its financial condition as of, December 31, 2003.

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes George E. Langley and Carol Ann Graf, and each of them individually, as attorney-in-fact, to sign in his or her behalf and in each capacity stated below, and to file, all amendments and/or supplements to this Annual Report on form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2004.

FOOTHILL INDEPENDENT BANCORP

By:	/s/ GEORGE E. LANGLEY
George E. Langley, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the registrant in the capacities indicated on March 12, 2004.

/s/ GEORGE E. LANGLEY George E. Langley	President, Chief Executive Officer (Principal Executive Officer) and Director

/s/ CAROL ANN GRAF Carol Ann Graf	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ WILLIAM V. LANDECENA William V. Landecena	Chairman of the Board of Directors

/s/ RICHARD GALICH Richard Galich	Director

/s/ O. L. MESTAD O. L. Mestad	Director

/s/ GEORGE SELLERS George Sellers	Director

/s/ DOUGLAS F. TESSITOR Douglas F. Tessitor	Director

/s/ MAX E. WILLIAMS Max E. Williams	Director

S-1

EXHIBIT INDEX

Exhibit No	Description of Exhibit

2.1*	Agreement and Plan of Merger dated May 4, 2000 between Foothill Independent Bancorp, Inc (“Foothill Delaware”) and Foothill Independent Bancorp (“Foothill California”) pursuant to which the Company’s state of incorporation was changed from California to Delaware.

2.28*	Certificate of Merger filed with the Delaware Secretary of State on July 18, 2000 effectuating the reincorporation of the Company in Delaware.

3.1*	Certificate of Incorporation of the Company as filed in Delaware.

3.2*	Bylaws of the Company, as in effect under Delaware Law.

4.1*	Rights Agreement between the Company and ChaseMellon Shareholder Services LLC setting forth the rights of the holders of Rights to Purchase Common Stock of the Company.

4.2**	Amendment dated February 13, 2002 to Rights Agreement to appoint Registrar and Transfer Company as the successor Rights Agent to ChaseMellon Shareholder Services LLC

21	Subsidiaries of the Company.

23.1	Consent of Independent Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2000.
**	Incorporated by reference from the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001.

E-1