Form 10-Q
period 2004-03-31
FOOTHILL INDEPENDENT BANCORP
filed 2004-05-10
CIK 718903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)  Yes ☑    No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

A total of 6,719,605 shares of Common Stock were outstanding as of May 5, 2004.

FOOTHILL INDEPENDENT BANCORP

FORWARD LOOKING INFORMATION

This Report contains “forward-looking” statements that set forth our current expectations or beliefs regarding our future financial performance. Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual financial performance in the future to differ, possibly significantly, from the expectations set forth in those statements. A discussion of those risks and uncertainties is set forth at the end of Item 2 of Part I of this Report under the caption MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATION – Risks and Uncertainties That Could Affect Our Future Financial Performance readers of this Report are urged to review that discussion, which qualifies the forward looking statements contained in this Report.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Mar. 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$43,807	$34,565
Federal funds sold and Overnight Repurchase Agreements	44,100	18,500

Total Cash and Cash Equivalents	87,907	53,065

Interest-bearing deposits in other financial institutions	6,832	7,425

Investment Securities Held-to-Maturity (approximate market value of $7,900 in 2004 and $9,179 in 2003)
U.S. Treasury	200	201
U.S. Government Agencies	940	1,940
Municipal Agencies	4,448	4,448
Other Securities	2,311	2,311

Total Investment Securities Held-To-Maturity	7,899	8,900

Investment Securities Available-For-Sale	140,464	136,650

Federal Home Loan Bank stock, at cost	377	374

Federal Reserve Bank stock, at cost	351	351

Loans, net of unearned discount and prepaid points and fees	465,668	459,520
Direct lease financing	465	528
Less reserve for possible loan and lease losses	(4,954)	(4,947)

Total Loans & Leases, net	461,179	455,101

Bank premises and equipment	4,944	5,061
Accrued interest	2,704	2,824
Other real estate owned, net of allowance for possible losses of $0 in 2004 and in 2003	—	—
Cash surrender value of life insurance	11,682	11,491
Prepaid expenses	967	1,121
Deferred tax asset	2,652	2,818
Other assets	897	977

Total Assets	$728,855	$686,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$240,105	$225,863
Savings and NOW deposits	162,754	155,868
Money market deposits	178,807	155,717
Time deposits in denominations of $100,000 or more	28,940	30,247
Other time deposits	42,250	44,354

Total deposits	652,856	612,049

Accrued employee benefits	3,132	3,154
Accrued interest and other liabilities	2,124	1,919
Junior subordinated debentures	8,248	8,248

Total liabilities	666,360	625,370

Stockholders’ Equity
Stock dividend to be distributed	—	12,174
Capital stock—authorized: 25,000,000 shares $.001 par value; issued and outstanding: 6,729,477 shares at March 31, 2004 and 6,702,912 at December 31, 2003	7	6
Additional Paid-in Capital	67,413	55,048
Retained Earnings (Deficit)	(5,419)	(6,605)
Accumulated Other Comprehensive Income	494	165

Total Stockholders’ Equity	62,495	60,788

Total Liabilities and Stockholders’ Equity	$728,855	$686,158

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$7,639	$7,829
Interest on investment securities
U.S. Treasury	3	5
Obligations of other U.S. government agencies	956	486
Municipal agencies	136	91
Other securities	32	52
Interest on deposits	24	33
Interest on Federal funds sold	82	95
Lease financing income	7	18

Total Interest Income	8,879	8,609

INTEREST EXPENSE
Interest on savings & NOW deposits	151	159
Interest on money market deposits	543	454
Interest on time deposits in denominations of $100,000 or more	103	174
Interest on other time deposits	127	224
Interest on borrowings	92	93

Total Interest Expense	1,016	1,104

Net Interest Income	7,863	7,505
Provision for Loan and Lease Losses	—	—

Net Interest Income After Provisions for Loan and Lease Losses	7,863	7,505

NON-INTEREST INCOME
Fees and service charges	1,267	1,232
Gain on sale SBA loans	2	1
Other	149	117

Total non-interest income	1,418	1,350

OTHER EXPENSES
Salaries and benefits	2,627	2,891
Occupancy expenses, net of revenue of $40 in 2004 and $49 in 2003	697	608
Furniture and equipment expenses	418	373
Other expenses (Note 2)	2,101	1,800

Total Other Expenses	5,843	5,672

INCOME BEFORE INCOME TAXES	3,438	3,183
Provision for income taxes	1,234	1,152

NET INCOME	$2,204	$2,031

EARNINGS PER SHARE OF COMMON STOCK (Note 3)
Basic	$0.33	$0.31

Diluted	$0.31	$0.29

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	Number of Shares Outstanding	Capital Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2003	6,574,520	$6	$52,438		$4,868	$264	$57,576
Cash Dividend					(675)		(675)
Exercise of stock options	2,748	—	20				20
Common stock repurchased, cancelled and retired	(61,054)	—	—		(1,004)		(1,004)
COMPREHENSIVE INCOME
Net Income				$2,031	2,031		2,031
Unrealized security holding losses (net of taxes $14)				(21)		(21)	(21)

Total Comprehensive Income				$2,010

BALANCE, March 31, 2003	6,516,214	$6	$52,458		$5,220	$243	$57,927

BALANCE, January 1, 2004	6,702,912	6	67,222		(6,605)	165	60,788
Cash Dividend					(887)		(887)
Exercise of stock options	32,398	1	191				192
Common stock repurchased, cancelled and retired	(5,833)	—			(131)		(131)
COMPREHENSIVE INCOME
Net Income				2,204	2,204		2,204
Unrealized security holding gains (net of taxes $175)				329		329	329

Total Comprehensive Income				$2,533

BALANCE, March 31, 2004	6,729,477	$7	$67,413		$(5,419)	$494	$62,495

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2004	2003
Cash Flows From Operating Activities:
Interest and fees received	$8,905	$8,424
Service fees and other income received	1,222	1,201
Financing revenue received under leases	7	18
Interest paid	(1,016)	(1,123)
Cash paid to suppliers and employees	(6,035)	(5,619)
Income taxes paid	(312)	(503)

Net Cash Provided by Operating Activities	2,771	2,398

Cash Flows From Investing Activities:
Proceeds from maturity of investment securities (AFS)	29,587	52,357
Purchase of investment securities (AFS)	(32,816)	(61,092)
Proceeds from maturity of investment securities (HTM)	1,004	—
Purchase of investment securities (HTM)	—	(202)
Net (increase) decrease in deposits at other financial institutions	593	1,485
Net (increase) decrease in credit card and revolving credit receivables	534	(146)
Recoveries on loans previously written off	43	7
Net (increase) decrease in loans	(6,693)	(10,692)
Net decrease in leases	63	73
Proceeds from property, plant & equipment	—	25
Capital expenditures	(217)	(240)
Proceeds from sale of other real estate owned	—	387

Net Cash Provided by (Used in) Investing Activities	(7,902)	(18,038)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	40,799	23,974
Net decrease in short term borrowing	—	—
Proceeds from exercise of stock options	192	20
Proceeds from stock issued under employee benefit and dividend reinvestment plans	—	—
Stock repurchased and retired	(131)	(1,004)
Dividends paid	(887)	(675)

Net Cash Provided by Financing Activities	39,973	22,315

Net Increase in Cash and Cash Equivalents	34,842	6,675
Cash and Cash Equivalents at Beginning of Year	53,065	58,965

Cash and Cash Equivalents at March 31, 2004 and 2003	$87,907	$65,640

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

RECONCILIATION OF NET INCOME TO NET CASH

PROVIDED BY OPERATING ACTIVITIES

	2004	2003
Net Income	$2,204	$2,031

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	334	342
Provision for possible credit losses	—	—
(Gain)/loss on sale of equipment	—	(4)
Benefit for deferred taxes	166	(373)
Increase in taxes payable	756	1,022
(Increase)/decrease in other assets	61	(8)
(Increase)/decrease in interest receivable	120	(206)
Increase/(decrease) in discounts and premiums	(87)	39
Decrease in interest payable	—	(19)
Decrease in prepaid expenses	149	574
Increase in accrued expenses and other liabilities	(741)	(855)
Gain on sale of other real estate owned	—	—
Increase in cash surrender value of life insurance	(191)	(145)

Total Adjustments	567	367

Net Cash Provided (Used) by Operating Activities	$2,771	$2,398

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

MARCH 31, 2004 AND 2003

NOTE #1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, operating results, changes in stockholders’ equity and cash flows of the Company and its subsidiaries for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2004. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

NOTE #2—OTHER EXPENSES

The following is a breakdown of other expenses for the three month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Data processing	$416	$380
Marketing expenses	242	246
Office supplies, postage and telephone	263	285
Bank Insurance	264	169
Supervisory Assessments	40	39
Professional Expenses	331	228
Other Expenses	545	453

Total Other Expenses	$2,101	$1,800

NOTE #3—EARNINGS PER SHARE

The following table sets forth a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share:

	Three Months Ended March 31,
	2004		2003
	(Dollars in thousands)
	Income	Shares	Income	Shares
Net income as reported	$2,204		$2,031
Shares outstanding at period end (1)		6,729		6,516
Impact of weighting shares purchased during period		(12)		47

Used in Basic EPS	2,204	6,717	2,031	6,563
Dilutive effect of outstanding stock options		454		551

Used in Dilutive EPS	$2,204	7,171	$2,031	7,114

(1)	The number of shares outstanding at March 31, 2003 has been retroactively adjusted for a 9% stock dividend issued after that date.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #3—EARNINGS PER SHARE (Continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation. All amounts are in thousands, except per share data.

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net Income
As reported	$2,204	$2,031
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	—	—

Pro forma net income	$2,204	$2,031
Basic earnings per share (1)
As reported	$0.33	$0.31

Pro Forma	$0.33	$0.31

Earnings per share—Assuming dilution (1)
As reported	$0.31	$0.29

Pro forma	$0.31	$0.29

(1)	Per share amounts at March 31, 2003 have been retroactively adjusted for a 9% stock dividend issued after that date.

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” If adopted as proposed, this amendment would eliminate the ability to account for stock-based compensation using APB 25 and require the grant of options to be recognized as compensation expense in the income statement based on a determination of the fair value of the options as of the date of grant. As proposed, this amendment would become effective for the Company’s fiscal year beginning on January 1, 2005. The proposal is highly controversial and still subject to public comment. Accordingly, it is possible that the amendment may not be adopted and, even if adopted, the provisions of the final amendment could significantly differ from those proposed. The Company currently believes that, if adopted, this amendment would not have a material effect on its net earnings or earnings per share.

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

Loans

The fair value for loans with variable interest rates is the carrying amount . The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

Notes to Condensed Consolidated Financial Statements (continued)

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at March 31, 2004. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at March 31, 2004.

The respective estimated fair values of the Company’s financial instruments at March 31, 2004 are as follows:

	March 31, 2004
	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$87,907	$87,907
Investment securities and deposits	155,924	156,147
Loans	465,789	499,981
Direct lease financing	465	476
Cash surrender value of life insurance	11,682	11,682

Financial Liabilities
Deposits	652,856	653,709
Long-term debt	8,248	8,248

Unrecognized Financial Instruments
Commitments to extend credit	45,647	456
Standby letters of credit	1,522	15

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #5—NON-PERFORMING LOANS

The following table sets forth information regarding the Bank’s non-performing loans at March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$—	$—
Real estate	—	120
Installment loans to individuals	—	—
Aggregate leases	1	—

Total loans past due more than 90 days	$1	$120
Troubled debt restructurings (2)	16	18
Non-accrual loans (3)	137	608

Total non-performing loans	$154	$746

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3)	There was one loan on non-accrual status, totaling approximately $137,000, at March 31, 2004 and three nonaccrual loans totaling approximately $608,000 at December 31, 2003.

Management regularly reviews the loan portfolio to identify problem loans. The Federal Reserve Board (the “FRB” or “Federal Reserve”) and the California Department of Financial Institutions (the “DFI”), which are the Bank’s principal federal and state regulatory agencies, respectively, also identify and classify problem credits during their periodic regulatory examinations of the Bank and their loan classifications may differ from those made by management. There are three classifications for problem loans: “substandard”, “doubtful”, and “loss”. Substandard loans have well defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable. A loan classified as “loss” is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated “special mention” is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but which do possess credit deficiencies or potential weaknesses deserving management’s close attention.

The following table sets forth the amounts, by classification category, of the Bank’s classified loans at March 31, 2004:

Loan Classification	At March 31, 2004
(in thousands)
Substandard	$1,518
Doubtful	0
Loss	0

Of the loans classified substandard at March 31, 2004, a total of $1,381,000 were performing and accruing loans and the remaining $137,000 were non-accrual loans, on which we had ceased accruing interest.

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #6—RESERVE FOR LOAN AND LEASE LOSSES

The reserve for loan and lease losses is a general reserve established to absorb potential losses inherent in the entire loan and lease portfolio. The level of and ratio of additions to the reserve are based on analyses conducted of the loan and lease portfolio and, at March 31, 2004, the reserve reflected an amount which, in management’s judgment, was adequate to provide for potential loan losses. In evaluating the adequacy of the reserve, management considers a number of factors, including the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and trends and the prospects or worth of respective borrowers or guarantors. In addition, the FRB and the DFI, as part of their periodic examinations of the Bank, review the adequacy of the Bank’s reserve for possible loan and lease losses. On the basis of those examinations, those agencies may require the Bank to recognize additions to the reserve. The Bank was most recently examined by the DFI as of December 31, 2002.

The reserve for loan and lease losses at March 31, 2004, was $4,954,000, or 1.06% of total loans and leases. Additions to the reserve are made through the provision for loan losses which is an operating expense of the Company.

The following table provides certain information with respect to the reserve for loan losses as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(Dollars in thousands)
Reserve for Loan Losses
Balance, Beginning of period	$4,947	$4,619

Charge-Offs
Commercial, financial and agricultural	(35)	—
Real estate—construction	—	—
Real estate—mortgage	—	(25)
Consumer loans	(1)	(46)
Lease Financing	—	(12)
Other	—	—

Total Charge-Offs	(36)	(83)

Recoveries
Commercial, financial and agricultural	20	62
Real estate—construction	—	—
Real estate—mortgage	23	—
Consumer loans	—	1
Lease Financing	—	—
Other	—	—

Total recoveries	43	63

Net recoveries (charge-offs) during period	7	(20)
Provision charged to operations during period	—	348

Balance at end of period	$4,954	$4,947

Ratios:
Net charge-offs to average loans outstanding during period	-0.002%	0.004%

Reserve for loan losses to total Loans	1.06%	1.08%

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

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #7—MARKET RISK (continued)

The following reflects the Company’s net interest income sensitivity analysis as of March 31, 2004 (with dollars stated in thousands):

The following reflects the Company’s net interest income sensitivity analysis as of March 31, 2004:

SIMULATED RATE CHANGES	INTEREST INCOME SENSITIVITY	MARKET VALUE
		ASSETS	LIABILITIES
		(Dollars in thousands)
+100 basis points	-1.73%	$743,858	$663,561
+300 basis points	-5.93%	$719,475	$662,801
-100 basis points	3.24%	$771,550	$664,340
-300 basis points	1.04%	$803,233	$665,138

The Company does not engage in any hedging activities and does not have any derivative securities in its portfolio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with our consolidated financial statements, and the footnotes thereto, contained elsewhere in this report and the statements regarding forward-looking information and the uncertainties that could affect our future performance described below in this Report.

Our principal operating subsidiary is Foothill Independent Bank (the “Bank”), which is a California state chartered bank and a member of the Federal Reserve System. The Bank accounts for substantially all of our consolidated revenues and income. Accordingly, the following discussion focuses primarily on the Bank’s operations and financial condition.

Forward-Looking Statements

The discussion below in this Section of this Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected or anticipated future results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or future financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements reflect our current expectations about trends in our business and our future financial performance. Our actual results in future periods may differ significantly from those expectations. This Section of this Report, entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the subsections below, entitled “Critical Accounting Policies” and “Risks and Uncertainties That Could Affect Our Future Financial Performance,” describe some of the factors that could cause these differences, and should be read in their entirety.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices in the banking industry. The information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. However, the carrying value of some of our assets can be affected by estimates and the judgments we make about anticipated events, the occurrences of which, in some cases, are outside of our control and which could cause our future operating results to differ, possibly materially, from the results that are currently expected.

Judgments Regarding Reserves for Potential Loan Losses. In particular, the accounting policies we follow in determining the sufficiency of the reserves we establish for possible loan losses involve judgments and assumptions by management about economic and market trends and about the financial condition of our borrowers. Since loans represent the largest component of our total assets, these judgments and assumptions can have a significant effect on the amount of our reported assets as set forth on our balance sheet. Those judgments and assumptions also determine the amount of the provision we make for possible loan losses and, therefore, also can have a significant effect on our operating results. See “RESULTS OF OPERATION—Provision for Loan Losses” below in this Section of this Report. If conditions or circumstances change from those that were expected at the time those judgments and assumptions were made, it could become necessary to increase the Loan Loss Reserve by making additional provisions for loan losses, which would have the effect of reducing our earnings. Additionally, to the extent those conditions or events were to result in loan charge-offs, the total amount of our reported loans would decline as well.

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of March 31, 2004, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was

$2,652,000. Such tax benefits expire over time unless used and the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income.

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

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income and our net earnings in quarters ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Interest Income	$8,879	$8,609
Interest Expense	1,016	1,104
Net interest income	7,863	7,505
Net earnings	2,204	2,031
Net interest margin(1)	4.93%	5.43%

(1)	Net interest margin is tax-adjusted net interest income stated as a percentage of average interest-earning assets.

During 2001 the Federal Reserve Board adopted and began implementing a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy, which was heading into recession. That policy continued through 2002 and into 2003, as the hoped for economic recovery has been slow to develop. Pursuant to that policy the Federal Reserve Board reduced interest rates throughout 2001 and, as a result, the prime rate of interest charged by most banks declined from 9.50% to 4.75% during 2001. It remained at 4.75% through most of 2002, declining to 4.25% in November 2002, where it remained until late June of 2003 when it declined further to 4.00% as a result of a further reduction in interest rates by the Federal Reserve Board. Those monetary policies, combined with the continued softness in the United States economy, caused the average rate of interest earned on our interest earning assets for the quarter ended March 31, 2004 to decline to 5.65% from 6.22% for the same quarter of 2003.

Despite the declines in yields on our interest earning assets and in our net interest margin, as the table above indicates, in the quarter ended March 31, 2004 we were able to increase our net interest income by $358,000, or 4.8%, which was the principal contributor to the increase in our net earnings in that quarter. See “Results of Operation—Net Interest Income” below.

The following table sets forth the Company’s annualized return on average assets and annualized return on average equity in the three month period ended March 31, 2004 as compared to the corresponding period of 2003, as well as certain additional comparative data for those quarterly periods.

	Three Months Ended March 31,
	2004	2003
Annualized Returns on Average Assets	1.26%	1.34%
Annualized Returns on Average Equity	14.32%	14.06%
Dividend Payout Ratio	39.39%	35.48%
Equity to Asset Ratio	8.77%	9.56%

Results of Operations for Quarters Ended March 31, 2004 and 2003

Net Interest Income. As indicated by the following table, which sets forth our net interest earnings (in thousands of dollars) and the net yields on average earning assets for the quarters ended March 31, 2004 and 2003, the increase in net interest income in the first quarter of 2004 was due to the combined effect of a $270,000 increase in interest income and an $88,000 reduction in interest expense.

	Three Months Ended March 31,
	2004	2003
Total Interest Income (1)(2)	$8,879	$8,609
Total Interest Expense (3)	$1,016	$1,104
Net Interest Income (1)(2)	$7,863	$7,505
Net Average Earning Assets (2)	$644,608	$558,575
Net Yield on Average Earning Assets (1)(2)	5.56%	6.22%
Net Yield on Average Earning Assets (excluding Loan Fees) (1)(2)	5.44%	5.87%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 35.9% and 36.2% for the quarters ended March 31, 2004 and 2003, respectively.

(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans has been excluded. There was one non-accruing loan totaling $137,000 (0.03% of total loans outstanding) at March 31, 2004, and three non-accruing loans totaling $1,413,000 (0.31% of total loans outstanding) at March 31, 2003.

(3)	Includes NOW, Super NOW, and Money Market Deposit Accounts.

Increase in Interest Income. The increase in interest income in this year’s first quarter, as compared to the same quarter last year, was primarily attributable to an increase in the volume of our investment securities, which offset the effect on interest income of declining yields on interest-earning assets.

Decrease in Interest Expense. The decrease in interest expense in the quarter ended March 31, 2004 was attributable to lower market rates of interest on deposits and, to a lesser extent, reductions in the average volume of outstanding time deposits, including those in denominations of $100,000 or more (“TCDs”), on which we pay higher rates of interest than on savings and money market deposits. The lowering of interest rates on deposits was primarily the result of actions taken by the Federal Reserve Board to lower market rates of interest in order to stimulate the economy. The reduction in the volume of our time deposits was primarily attributable to a decision that we made to lower rates of interests on those deposits in order to discourage their renewal and thereby reduce the volume of such deposits at the Bank.

Rate Sensitivity, Net Interest Margins and Market Risk.

Rate Sensitivity. Like other banking organizations, our margins, which is the difference between the interest we earn on our loans and other interest earning assets, on the one hand, and the interest we pay on deposits, on the other hand, are affected by a number of factors, including the relative percentages or the “mix” of:

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

The average amounts (in thousands) of and the average rates paid on deposits, by type, in the quarters ended March 31, 2004 and 2003 are summarized below:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$229,968	-0-	$198,329	-0-
Savings Deposits (1)	325,423	0.85%	258,629	0.95%
Time Deposits (2)	73,851	1.24%	83,587	1.90%

Total Deposits	$629,242	0.59%	534,545	0.76%

Impact of Changes in the Mix of Earning Assets and in the Mix of Interest Bearing Liabilities. In the quarter ended March 31, 2004, we were able to achieve an increase of $358,000 in our net interest income, as compared to the same period of 2003, due not only to the decline in interest rates paid on interest bearing deposits, but also to a reduction in the volume of our higher priced time deposits that resulted from a decision we made to allow those deposits to “run off” rather than to seek their renewal. Additionally, we were able to mitigate somewhat the effect of declining market rates of interest on interest income by increasing the volume of our outstanding loans by means of loan marketing programs that we instituted in the first quarter this year and the volume of our investment securities.

Market Risk and Net Interest Margin. As demonstrated by the impact of the reductions in market rates of interest during the past three years, our net interest margin and, therefore, our net interest income and net earnings are subject to changes in market rates of interest (which we sometimes refer to as “market risk”). We attempt to reduce our exposure to market risk associated with interest rate fluctuations by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are time deposits, (ii) to match opportunities to “reprice” interest earning assets and interest bearing liabilities in response to changes in market rates of interest, and (iii) to change the mix of interest earning assets and interest bearing liabilities in a manner that is designed to achieve increases in net interest income. In the current interest rate environment, however, it is no longer possible to reduce the rates we pay on deposits much further in response to declining yields on interest earning assets. Consequently we (as well as banking institiutions in general) have had and continue to deal with downward pressure on net interest margins.

In an effort to counteract this downward pressure on net interest margins, during the past year, we have (i) continued sales and marketing programs that are designed to increase our volume of loans, on which yields are higher than other earning assets, (ii) continued marketing programs designed to attract lower cost and less volatile core deposits while allowing higher priced time deposits to “run-off,” in order to reduce our interest expense; and (iii) continued a loan repricing policy, first implemented in 2003, which places an interest rate “floor,” currently at 4.59%, that is applicable to all new variable interest rate loans that we make.

As a result of these measures:

•	the volume of outstanding loans at March 31, 2004 was $18.9 million, or 4%, greater than at March 31, 2003;

•	the average volume of demand, savings and money market deposits (which are sometimes referred to as “core deposits”) increased to 88% of average total deposits in the three months ended March 31, 2004 from 84% in the same three months of 2003; and

•	time deposits (including those in denominations of $100,000 or more) declined, as a percentage of average total deposits, to 12% in the quarter ended March 31, 2004 as compared to 16% in the same quarter of 2003.

Our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) declined in the quarter ended March 31, 2004 to 4.93% from 5.43% for the same quarter of 2003. That decline was due primarily to the decrease in interest rates mentioned above. However, notwithstanding that decline, we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $500 million-to-$1 billion (the “Peer Group Banks”), because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks.

Assuming modest economic growth and a gradual increase in market rates of interest, we currently expect that we will be able to achieve additional loan growth, without increasing time deposits as a percentage of total deposits, and a modest improvement in our net interest margin, during the balance of the current fiscal year. However, depending on loan demand and interest rates, we may find it necessary or prudent to increase time deposits to fund increases in loan volume.

Additionally, the ability to maintain our net interest margin is not entirely within our control because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas.

Moreover, the effect on a bank’s net interest margin of changes in market rates of interest is affected by the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. Also, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which will affect a bank’s net interest margin.

There also are a number of uncertainties and risks that could adversely affect our net interest margin during the balance of 2004, including increased competition in our market areas, both from banks and other types of financial institutions as well as from securities brokerage firms and mutual funds that offer competing investment products, and the possibility that the economic slowdown will continue longer than is currently anticipated, which could result in reduced loan activity and in a further decline in market rates of interest. See “—Risks and Uncertainties That Could Affect Our Future Financial Performance” below.

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

We employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the adequacy of the Loan Loss Reserve and, therefore, also the amount of the provision that we make for potential loan losses. However, those determinations involve judgments and assumptions about economic trends and other circumstances that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below under “Risks and Uncertainties that Could Affect Our Future Financial Performance”. Since loans represent the largest portion of our total assets, these judgments and assumptions can have a significant effect on the amount of our reported assets as set forth on our balance sheet. Those judgments also determine the amount of the provisions we make for possible loan losses and, therefore, can have a significant effect on our operating results. If conditions or circumstances change from those that were expected at the time those judgments or assumptions were made, it could become necessary to increase the Loan Loss Reserve by making additional provisions for loan losses that would adversely affect our operating results. Additionally, to the extent those conditions or events were to result in loan charge-offs, the total amount of our reported loans would decline as well.

One circumstance that could affect the adequacy of our Loan Loss Reserve would be an adverse change in the financial condition of some of our borrowers. As a result, we review trends in loan delinquencies and in non-accrual loans as one of the indicators of the financial condition of our borrowers. An increase in loan delinquencies or non-accrual loans would indicate that some of our borrowers are encountering financial difficulties; while a decline in loan delinquencies and, particularly in non-accrual loans, would suggest that borrowers are not encountering such financial problems.

As indicated in the table below, which sets forth information regarding non-performing loans at March 31, 2004 and December 31, 2003, the number and volume of non accruals loans declined during the first quarter of 2004, continuing a trend that began in 2003.

	March 31, 2004	December 31, 2003
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$—	$—
Real estate	—	120
Installment loans to individuals	—	—
Aggregate leases	1	—

Total loans past due more than 90 days	$1	$120
Troubled debt restructurings (2)	16	18
Non-accrual loans (3)	137	608

Total non-performing loans	$154	$746

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3)	There was 1 loan on non-accrual status, totaling approximately $137,000, at March 31, 2004 and 3 loans totaling approximately $608,000 at December 31, 2003.

We did not make any provisions for potential loan losses in the quarter ended March 31, 2004 as we concluded, based on our review of the quality of our loans and economic and market trends, that our Loan Loss Reserve remained adequate to cover possible future loan losses. At March 31, 2004, the Loan Loss Reserve was approximately $4,954,000 or 1.06% of total loans outstanding, compared to $4,947,0000, or 1.08% of total loans outstanding, at December 31, 2003 and $4,620,000 or 1.02% of total loans outstanding at March 31, 2003.

The following table provides certain information with respect to the reserve for loan losses as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(Dollars in thousands)
Average amount of loans and leases outstanding (1)
Reserve for Loan Losses at beginning of period	$4,947	$4,619

Charge-Offs—Domestic Loans (2)
Commercial, financial and agricultural	(35)	—
Real estate—construction	—	—
Real estate—mortgage	—	(25)
Consumer loans	(1)	(46)
Lease Financing	—	(12)
Other	—	—

Total Charge-Offs	(36)	(83)

Recoveries
Commercial, financial and agricultural	20	62
Real estate—construction	—	—
Real estate—mortgage	23	—
Consumer loans	—	1
Lease Financing	—	—
Other	—	—

Total recoveries	43	63

Net recoveries (charge-offs) during period	7	(20)
Provision charged to operations during period	—	348

Balance at end of period	$4,954	$4,947

Ratios:
Net charge-offs to average loans outstanding during period	-0.002%	0.004%
Reserve for loan losses to total loans	1.060%	1.080%
Net loan charge-offs to loan loss reserve	N/M (3)	0.400%
Net loan charge-offs to provision for loan losses	N/M (3)	5.800%
Loan loss reserve to non-performing loans	3,216.900%	660.500%

(1)	Net of unearned discount.

(2)	We do not have any loans outstanding to borrowers in foreign countries and therefore there are no foreign loan charge-offs or recoveries to report for any of the periods presented in the table above.

(3)	Recoveries exceeded charge-offs for the 12 months ended March 31, 2004. As a result, the ratio for this period was not meaningful.

Non-Interest Income. The following table identifies the components of and the percentage changes in non-interest income in the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

	Three Months Ended March 31,		% Increase Three Months Ended March 31
	2004	2003	2004 vs. 2003
	(Dollars in thousands)
Fees and service charges	$1,267	$1,232	2.8%
Gain on sale of SBA loans	2	1	N/M
Other	149	117	27.4%

Total non-interest income	$1,418	$1,350	5.1%

The increase in non-interest income in the quarter ended March 31, 2004, as compared to the same quarter of 2003, was the result of increases in transaction fees and service charges that were primarily attributable to increases in the volume of deposit transactions and related services and other banking transactions during the quarter ended March 31, 2004.

Non-Interest Expense. Non-interest expense (also sometimes referred to as “other expense”) consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include such expenses as insurance premiums, marketing expenses, data processing costs, and professional fees.

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

Set forth below is information regarding non-interest expense incurred by us in the three month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,		% Increase (Decrease) Three Months Ended March 31,
	2004	2003	2004 vs. 2003
	(Dollars in thousands)
Non Interest Expense
Salaries and employee benefits	$2,627	$2,891	(9.1)%
Net occupancy expense of premises	697	608	14.6%
Furniture and equipment expenses	418	373	12.1%
Other expenses	2,101	1,800	16.7%

	$5,843	$5,672	3.0%

Efficiency Ratio	64.8%	63.3%

While we were able to achieve a 9% reduction in personnel costs in the first quarter this year, as compared to the first quarter last year, due primarily to staff reductions initiated in the second half of 2003, that reduction was more than offset by increases in occupancy and other operational expenses. As a consequence, our efficiency ratio (net interest income expressed as a percentage of the sum of net interest income and non-interest income, adjusted to eliminate nonrecurring expense and income items) was 64.8% in the quarter ended March 31, 2004 compared to 63.3% in the same quarter of 2003.

Income Taxes. The increase in the provision for income taxes in the three month period ended March 31, 2004 was attributable to the increase in pre-tax income in that period, as compared to the three month period ended march 31, 2003, as our effective income tax rate remained unchanged at approximately 36%. As discussed above, under the caption “Critical Accounting Policies,” that income tax rate reflects the beneficial impact of our ability to make use of certain income tax benefits available under state and federal income tax laws. The utilization of those income tax benefits depends on our continuing to generate taxable income in future periods.

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

Financial Condition

Assets. Our total assets increased during the three months ended March 31, 2004 by $42.7 million or 6.2% from our total assets at December 31, 2003. Contributing to that increase were a $25.6 million, or 138.4%, increase in federal funds sold and overnight repurchase agreements, a $9.2 million, or 26.7%, increase in cash and due from banks and a $6.1 million, or 1.3%, increase in the volume of loans outstanding.

The following table sets forth the dollar amounts of our interest earning assets at March 31, 2004 and December 31, 2003:

	At March 31, 2004	At December 31, 2003
	(In thousands)
Federal funds sold and overnight Repurchase Agreements	$44,100	$18,500
Interest-bearing deposits in other financial institutions	6,832	7,425
Investment securities held-to-maturity	7,899	8,900
Investment securities available-for-sale	140,464	136,650
Total Loans, net	461,179	455,101

Deposits. At March 31, 2004, the volume of core deposits (compromised of demand, money market and savings deposits) totaled $537.4 million, which was 8.2% higher than at December 31, 2003. At the same time, the volume of time deposits, including TCDs, declined by 4.6% to $71.2 million at March 31, 2004 from $74.6 million at December 31, 2003.

The increase in core deposits were primarily attributable to marketing programs designed to attract additional deposits from existing customers and deposits from new customers that could be used to fund increases in our interest earning assets.

Liquidity Management. We have established liquidity management policies which are designed to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In accordance with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and in deposit withdrawals and maturities. At March 31, 2004, the principal sources of liquidity consisted of $43.8 million of cash and demand balances due from other banks and $44.1 million in Federal funds sold and overnight repurchase agreements which, together, totaled $87.9 million, as compared to $53.1 million at December 31, 2003. Other sources of liquidity include $140 million in securities available-for-sale; and $6.8 million in interest bearing deposits at other financial institutions, the majority of which mature in six months or less. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $4.1 million at March 31, 2004, require regular installment payments from customers, providing us with a steady flow of cash funds.

We also have a revolving line of credit from the Federal Home Loan Bank, under which available and unused borrowings totaled $36.5 million as of March 31, 2004. Any borrowings that we make under that credit line are secured by a pledge of some of our outstanding loans. We also have established loan facilities that would enable us to borrow up to $18,000,000 of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise. Finally, if necessary, we could obtain additional cash by selling time certificates of deposit into the “CD” market. However, as a general rule, it has been and continues to be our policy to make use of borrowings under the credit line or loan facilities to fund short term cash requirements, before selling securities or reducing deposit balances at other banks and before selling time certificates of deposit.

We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and other credit facilities, will be sufficient to enable us to meet increases in demand for loans and leases and increases in deposit withdrawals that might occur in the foreseeable future.

Contractual Obligations

Junior Subordinated Debentures

Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in December 2002, we issued $8,248,000 of floating rate junior subordinated deferrable interest debentures (the “Subordinated Debentures”) in connection with a sale of floating rate trust preferred securities (the “Trust Preferred Securities”) to an institutional investor as part of a pooled securitization transaction by that investor. The trust preferred securities were issued and sold by a grantor trust (the “Trust”), of which we own all of the outstanding common securities, and the net proceeds from the sale of the trust preferred securities were paid to us in exchange for the issuance of the Subordinated Debentures to the Trust. The payment terms of the Subordinated Debentures correspond to the payment terms of the trust preferred securities and payments on the Debentures have been and in the future will be used to make installment payments that come due to the institutional investor on the trust preferred securities.

The Subordinated Debentures are subordinated to all of our existing and future borrowings and mature in 30 years, on December 26, 2032; but are redeemable, at par, at our option after five years (beginning December 26, 2007). We are required to make quarterly interest payments on these Debentures at an interest rate that is 3.05% above the three-month LIBOR (London Inter Bank Offered Rate), which resets quarterly. The interest rate that we are paying on these securities for the three months ending June 25, 2004 is 4.36%. Interest payments made on the Subordinated Debentures to the Trust are passed on the holder of the trust preferred securities.

Deferred Compensation Obligations. We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation which will entitle them to receive certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At March 31, 2004, the Company’s aggregate payment obligations under this plan totaled $2.8 million. Based on the age of the participants in the Plan, it is our current expectation that this amount would be paid over a period that should range from 2004 to 2021. In order to provide funds to pay these benefits the Company has purchased life insurance policies on the participants in this plan, the proceeds from which are designed to cover the payments that the Company will become obligated to make to plan participants.

Off-Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In the ordinary course of our business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. The following table sets forth the dollar amounts of (i) our contractual commitments to extend credit to our customers and (ii) our obligations under standby letters of credit, as of March 31, 2004 and 2003, respectively

	At March 31,
	2004	2003
	(In thousands)
Commitments to extend credit	$45,647	$53,217
Standby letters of credit	1,522	1,408

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

Capital Resources and Dividends

It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective. Pursuant to that policy, the Company has paid regular quarterly cash dividends since September of 1999 and, in April of 2004, the Board of Directors declared a quarterly cash dividend of $0.13 per share, which will be paid on May 27, 2004 to shareholders of record as of May 11, 2004. However, the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve our objective of maintaining capital in amounts sufficient to support our growth. For example the retention of earnings in previous years enabled us to fund the opening of new banking offices and extend the Bank’s market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

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

Stock Repurchase Program. In January of 2003 the Board of Directors authorized a stock repurchase program that provided for the Company to repurchase up to $5,000,000 of its common stock. Repurchases may be made from time-to-time in the open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines. As of March 31, 2004, we had repurchased a total of 191,483 shares of our common stock pursuant to that program for an aggregate price of approximately $3,693,000.

Regulatory Capital Requirements. Federal banking agencies require United States based bank holding companies (on a consolidated basis) and FDIC-insured banks (on a stand-alone basis) to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital (essentially, the sum of a bank’s capital stock and retained earnings, less any intangibles) to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets (which is referred to as a bank’s “leverage ratio”). The federal banking agencies have adopted uniform capital requirements for the banks that they supervise and assign each of those banks to one of the following five categories based on their respective capital ratios:

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

For a banking organization to be rated as well capitalized, which is the highest of the five categories used by regulators to rate the capital adequacy of banking organizations, its minimum leverage ratio of Tier 1 capital to average assets must be 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, federal and state bank regulatory agencies have the discretion to set minimum capital requirements for specific banking institutions at rates significantly above the minimum guidelines and ratios and encourage banks to maintain their ratios above those minimums as a matter of prudent banking practices.

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

The following table compares, as of March 31, 2004, the actual capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) to the capital ratios that they are required to meet under applicable banking regulations:

	Company Actual	Bank Actual	For Capital Adequacy Purposes	To Be Categorized as Well Capitalized
Total Capital to Risk Based Assets	14.1%	13.90%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	13.2%	12.9%	4.0%	6.0%
Tier 1 Capital to Average Assets	9.9%	9.7%	4.0%	5.0%

Pursuant to rulings of the Federal Reserve Board, subject to certain conditions, subordinated indebtedness issued in connection with a sale of trust preferred securities may comprise up to 25% of a banking organization’s Tier 1 capital and, to the extent such indebtedness exceeds that limitation, such indebtedness will constitute Tier 2 capital for regulatory capital purposes. All of the $8.2 million of subordinated indebtedness evidenced by the Subordinated Debentures that we issued in December 2002 qualifies as Tier 1 capital under Federal Reserve Board regulations and was taken into account in determining the Company’s capital ratios set forth above. See “Liquidity—Contractual Obligations—Junior Subordinated Debentures” discussed above in this Section of this Report.

Until December 2003, the Trust that issued the trust preferred securities was consolidated into our consolidated financial statements. We understand that the consolidation of such trusts into a bank holding company’s financial statements was one of a number of factors that the Federal Reserve Board considered in ruling that subordinated indebtedness incurred in connection with the issuance of trust preferred securities qualifies as Tier 1 capital for regulatory purposes. However, as a result of and in accordance with FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which was adopted and became effective on December

31, 2003, we have ceased consolidating the Trust into our consolidated financial statements. We have been informed that the Federal Reserve Board is evaluating whether FIN No. 46 will have any impact on its previous ruling that has enabled us to include our subordinated indebtedness in Tier 1 capital. However, we have been advised that we may continue reporting such indebtedness as part of our Tier 1 capital for regulatory purposes, pending a further ruling by the Federal Reserve Board. If the Federal Reserve Board were to retroactively revoke its prior ruling, we will become entitled thereafter to redeem the Subordinated Debentures at par without having to wait until December 2007 to do so.

Risks and Uncertainties that Could Affect Our Future Financial Performance

As described earlier in this Section of this Report, under the subcaption “Forward-Looking Statements,” this Report contains statements that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business. These “forward-looking” statements are based on current information and assumptions about future events over which we do not have control and the realization of our expected financial results or performance discussed in those statements is subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Certain of those risks and uncertainties are discussed above in this section of the Report entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATION.” In addition, included among the risks and uncertainties that could affect our future financial performance or financial condition are the following:

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

Possible Adverse Changes in Economic Conditions. A continued slowness in current economic conditions or an adverse change in future economic conditions, either national or local, could (i) reduce loan demand that could, in turn, reduce our interest income and net interest margins; (ii) weaken the financial capability of borrowers to meet their loan obligations, resulting in increases in loan losses that would require us to increase our Loan Loss Reserve through additional charges against income; and (iii) lead to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans by means of the sale of those real properties.

Possible Adverse Changes in Federal Reserve Board Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets and, thereby, reduce net interest margins and net interest income and, therefore, also our net earnings. As discussed above, during the past three years, the Federal Reserve Board has lowered market rates of interest in an effort to stimulate the national economy. Those reductions caused our net interest margin to decline, because they led to reductions in the interest paid by borrowers on outstanding variable rate loans or enabled borrowers to refinance existing fixed rate loans at lower interest rates or to repay their loans. If such conditions continue they could lead to further reductions in our net interest margin and net interest income and, therefore, in our net earnings.

Real Estate Mortgage Loans. Approximately 90% of the Bank’s loans are secured by deeds of trust or mortgages on real property. Although a significant portion of these loans were made to individuals, or entities controlled by individuals, whose businesses occupy the properties and the principal source of repayment is the cash flow from or the revenue generated by those businesses, if there was a significant decline in real property values in Southern California, such a decline could result in a deterioration in some of those loans that would necessitate increases in the loan loss reserve and could result in loan write-offs that would adversely affect our financial condition and lead to reductions in our earnings.

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

Additional information regarding these risks and uncertainties is contained in our Annual Report on Form 10K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission and readers of this Report are urged to review the Annual Report as well. Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loan and investment securities, deposits and borrowings. We do not engage in trading or hedging activities or participate in foreign currency transactions for our own account. Accordingly, our exposure to market risk is primarily a function of our asset and liability management activities and of changes in market rates of interest that can cause or require increases in the rates we pay on deposits that may take effect more rapidly or may be greater than the increases in the interest rates we are able to charge on loans and the yields that we can realize on our investments. The extent of that market risk depends on a number of variables, including the sensitivity to changes in market interest rates and the maturities of our interest earning assets and our deposits. See “Results of Operations—Rate Sensitivity” in Item 2 of Part I of this Report.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

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

(b)  Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated April 19, 2004 to furnish, under Item 12 of that Report, a copy of its press release announcing its results of operations for the quarter ended, and its financial condition as of, March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOTHILL INDEPENDENT BANCORP

Date: May 10, 2004	By:	/s/ CAROL ANN GRAF

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