Form 10-Q
period 2004-06-30
FOOTHILL INDEPENDENT BANCORP
filed 2004-08-06
CIK 718903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

A total of 6,719,165 shares of Common Stock were outstanding as of July 27, 2004.

FOOTHILL INDEPENDENT BANCORP

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2004

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

(i)

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(Dollars in thousands)

	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$39,253	$34,565
Federal funds sold and Overnight Repurchase Agreements	36,700	18,500

Total Cash and Cash Equivalents	75,953	53,065

Interest-bearing deposits in other financial institutions	8,218	7,425

Investment Securities Held-to-Maturity (approximate market value of $7,040 in 2004 and $9,179 in 2003)
U.S. Treasury	200	201
U.S. Government Agencies	—	1,940
Municipal Agencies	4,448	4,448
Other Securities	2,224	2,311

Total Investment Securities Held-To-Maturity	6,872	8,900

Investment Securities Available-For-Sale	155,601	136,650

Federal Home Loan Bank stock, at cost	3,389	374

Federal Reserve Bank stock, at cost	351	351

Loans, net of unearned discount and prepaid points and fees	473,422	459,520
Direct lease financing	411	528
Less reserve for possible loan and lease losses	(4,989)	(4,947)

Total Loans & Leases, net	468,844	455,101

Bank premises and equipment	4,872	5,061
Accrued interest	2,717	2,824
Other real estate owned, net of allowance for possible losses of $0 in 2004 and in 2003	—	—
Cash surrender value of life insurance	11,873	11,491
Prepaid expenses	1,053	1,121
Deferred tax asset	3,695	2,818
Other assets	861	977

Total Assets	$744,299	$686,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$250,988	$225,863
Savings and NOW deposits	160,407	155,868
Money market deposits	190,612	155,717
Time deposits in denominations of $100,000 or more	28,271	30,247
Other time deposits	40,222	44,354

Total deposits	670,500	612,049

Accrued employee benefits	3,239	3,154
Accrued interest and other liabilities	1,013	1,919
Junior subordinated debentures	8,248	8,248

Total liabilities	683,000	625,370
Stockholders’ Equity
Stock dividend to be distributed	—	12,174
Capital stock – authorized: 25,000,000 shares $.001 par value; issued and outstanding: 6,719,165 shares at June 30, 2004 and 6,702,912 at December 31, 2003	7	6
Additional Paid-in Capital	67,458	55,048
Retained Earnings (Deficit)	(4,458)	(6,605)
Accumulated Other Comprehensive Income	(1,708)	165

Total Stockholders’ Equity	61,299	60,788

Total Liabilities and Stockholders’ Equity	$744,299	$686,158

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$15,078	$15,529	$7,439	$7,700
Interest on investment securities
U.S. Treasury	5	9	2	4
Obligations of other U.S. government agencies	1,994	1,081	1,038	595
Municipal agencies	287	170	151	79
Other securities	64	88	32	36
Interest on deposits	54	62	30	29
Interest on Federal funds sold	166	191	84	96
Lease financing income	14	35	7	17

Total Interest Income	17,662	17,165	8,783	8,556

INTEREST EXPENSE
Interest on savings & NOW deposits	305	321	154	162
Interest on money market deposits	1,175	980	632	526
Interest on time deposits in denominations of $100,000 or more	200	322	97	148
Interest on other time deposits	236	433	109	209
Interest on borrowings	184	186	92	93

Total Interest Expense	2,100	2,242	1,084	1,138

Net Interest Income	15,562	14,923	7,699	7,418
Provision for Loan and Lease Losses	—	100	—	100

Net Interest Income After Provisions for Loan and Lease Losses	15,562	14,823	7,699	7,318

OTHER INCOME
Fees and service charges	2,557	2,515	1,290	1,283
Gain on sale SBA loans	5	1	3	—
Other	272	268	123	151

Total other income	2,834	2,784	1,416	1,434

OTHER EXPENSES
Salaries and benefits	5,356	5,729	2,729	2,838
Occupancy expenses, net of revenue of $83 in 2004 and $99 in 2003	1,301	1,240	604	632
Furniture and equipment expenses	824	761	406	388
Other expenses (Note 2)	4,028	3,606	1,927	1,806

Total Other Expenses	11,509	11,336	5,666	5,664

INCOME BEFORE INCOME TAXES	6,887	6,271	3,449	3,088

Provision for income taxes	2,476	2,267	1,242	1,115

NET INCOME	$4,411	$4,004	$2,207	$1,973

EARNINGS PER SHARE OF COMMON STOCK (Note 3)
Basic	$0.66	$0.61	$0.33	$0.30

Diluted	$0.62	$0.56	$0.31	$0.28

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Number of Shares Outstanding	Capital Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, January 1, 2003	6,574,520	$6	$52,438		$4,868	$264	$57,576
Cash Dividend					(1,396)		(1,396)
Exercise of stock options	114,586	—	765				765
Common stock repurchased, cancelled and retired	(105,873)	—	—		(2,462)		(2,462)
COMPREHENSIVE INCOME
Net Income				$4,004	4,004		4,004
Unrealized security holding losses (net of taxes $75)				130		130	130

Total Comprehensive Income				$4,134

BALANCE, June 30, 2003	6,583,233	$6	$53,203		$5,014	$394	$58,617

BALANCE, January 1, 2004	6,702,912	6	67,222		(6,605)	165	60,788
Cash Dividend					(1,762)		(1,762)
Exercise of stock options	40,636	1	236				237
Common stock repurchased, cancelled and retired	(24,383)	—			(502)		(502)
COMPREHENSIVE INCOME
Net Income				4,411	4,411		4,411
Unrealized security holding gains (net of taxes $878)				(1,873)		(1,873)	(1,873)

Total Comprehensive Income				$2,538

BALANCE, June 30, 2004	6,719,165	$7	$67,458		$(4,458)	$(1,708)	$61,299

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
Interest and fees received	$17,705	$17,106
Service fees and other income received	2,447	(1,535)
Financing revenue received under leases	14	35
Interest paid	(2,117)	(2,290)
Cash paid to suppliers and employees	(11,433)	(11,097)
Income taxes paid	(2,566)	(2,288)

Net Cash Provided (Used) by Operating Activities	4,050	(69)

Cash Flows From Investing Activities:
Proceeds from maturity of investment securities (AFS)	41,860	90,128
Purchase of investment securities (AFS)	(66,524)	(102,382)
Proceeds from maturity of investment securities (HTM)	2,030	—
Purchase of investment securities (HTM)	—	(202)
Net (increase) decrease in deposits at other financial institutions	(793)	(592)
Net (increase) decrease in credit card and revolving credit receivables	629	(61)
Recoveries on loans previously written off	101	(43)
Net (increase) decrease in loans	(14,571)	(22,787)
Net decrease in leases	117	159
Proceeds from property, plant & equipment	27	63
Capital expenditures	(448)	(392)
Proceeds from sale of other real estate owned	—	387

Net Cash Provided by (Used in) Investing Activities	(37,572)	(35,722)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	58,437	44,164
Net decrease in short term borrowing	—	—
Proceeds from exercise of stock options	237	765
Proceeds from stock issued under employee benefit and dividend reinvestment plans	—	—
Stock repurchased and retired	(502)	(2,462)
Dividends paid	(1,762)	(1,396)

Net Cash Provided by Financing Activities	56,410	41,071

Net Increase in Cash and Cash Equivalents	22,888	5,280
Cash and Cash Equivalents at Beginning of Year	53,065	58,965

Cash and Cash Equivalents at June 30, 2004 and 2003	$75,953	$64,245

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

RECONCILIATION OF NET INCOME TO NET CASH

PROVIDED BY OPERATING ACTIVITIES

	2004	2003
Net Income	$4,411	$4,004

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	605	682
Provision for possible credit losses	—	100
(Gain)/loss on sale of equipment	5	6
Benefit for deferred taxes	(877)	74
Increase in taxes payable	787	(95)
(Increase)/decrease in other assets	107	1
(Increase)/decrease in interest receivable	107	(78)
Increase/(decrease) in discounts and premiums	(50)	54
Decrease in interest payable	(17)	(48)
Decrease in prepaid expenses	58	131
Increase in accrued expenses and other liabilities	(704)	(575)
Gain on sale of other real estate owned	—	—
Increase in cash surrender value of life insurance	(382)	(4,325)

Total Adjustments	(361)	(4,073)

Net Cash Provided (Used) by Operating Activities	$4,050	$(69)

DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands)

JUNE 30, 2004 AND 2003

NOTE #1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, operating results, changes in stockholders’ equity and cash flows of the Company and its subsidiaries for the periods presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Operating results for the six and three month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2004. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for the six and three-month periods ended June 30, 2004 and 2003.

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Data processing	$787	$782	$371	$402
Marketing expenses	482	491	240	245
Office supplies, postage and telephone	519	562	256	277
Bank Insurance	461	314	197	145
Supervisory Assessments	82	61	42	22
Professional Expenses	669	458	338	230
Other Expenses	1,028	938	483	485

Total Other Expenses	$4,028	$3,606	$1,927	$1,806

NOTE #3 - EARNINGS PER SHARE

The following table illustrates the effect on net income and earnings and is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2004		2003		2004		2003
	Income	Shares	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$4,411		$4,004		$2,207		$1,973
Shares outstanding at period end (1)		6719		6,583		6,719		6,583
Impact of weighting shares purchased during period		1		(33)		3		(45)

Used in Basic EPS	4,411	6,720	4,004	6,550	2,207	6,722	1,973	6,538
Dilutive effect of outstanding stock options used in Dilutive EPS		431		577		405		480

	$4,411	7,151	$4,004	7,127	$2,207	7,127	$1,973	7,018

(1)	The number of shares outstanding at June 30, 2003 has been retroactively adjusted for a 9% stock dividend issued after that date.

NOTE #3 - EARNINGS PER SHARE (Continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation. All amounts are in thousands, except per share data.

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net Income
As reported	$4,411	$4,004	$2,207	$1,973
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	0	0	0	0

Pro forma net income	$4,411	$4,004	$2,207	$1,973

Basic earnings per share (1)
As reported	$0.66	$0.61	$0.33	$0.30

Pro Forma	$0.66	$0.61	$0.33	$0.30

Earnings per share – Assuming dilution (1)
As reported	$0.62	$0.56	$0.31	$0.28

Pro forma	$0.62	$0.56	$0.31	$0.28

(1)	Per share amounts at June 30, 2003 have been retroactively adjusted for a 9% stock dividend issued after that date.

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” If adopted as proposed, this amendment would eliminate the ability to account for stock-based compensation using APB 25 and require the grant of options to be recognized as compensation expense in the income statement based on a determination of the fair value of the options as of the date of grant. Companies transitioning to fair value based accounting for stock-based compensation would be required to use the “modified prospective” method requiring them to recognize equity compensation cost from the beginning of the year in which the recognition provisions were first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 1, 2004. As proposed, this amendment would become effective for the Company’s fiscal year beginning on January 1, 2005. The proposal is highly controversial and still subject to public comment. Accordingly, it is possible that the amendment may not be adopted and, even if adopted, the provisions of the final amendment could significantly differ from those proposed.

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

NOTE #4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at June 30, 2004. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at June 30, 2004.

The respective estimated fair values of the Company’s financial instruments at June 30, 2004 are as follows:

	June 30, 2004
	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$75,953	$75,953
Investment securities and deposits	174,431	174,485
Loans	473,635	513,009
Direct lease financing	411	421
Cash surrender value of life insurance	11,873	11,873

Financial Liabilities
Deposits	670,500	669,742
Junior Subordinated Debentures	8,248	8,248

Unrecognized Financial Instruments
Commitments to extend credit	47,767	478
Standby letters of credit	2,911	29

NOTE #5 - NON-PERFORMING LOANS

The following table sets forth information regarding the Bank’s non-performing loans at June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$—	$—
Real estate	—	120
Installment loans to individuals	1	—
Aggregate leases	—	—

Total loans past due more than 90 days	$1	$120
Troubled debt restructurings (2)	13	18
Non-accrual loans (3)	184	608

Total non-performing loans	$198	$746

(footnotes follow on next page)

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.
(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.
(3)	There were 2 loans on non-accrual status, totaling approximately $184,000, at June 30, 2004 and 3 loans totaling approximately $608,000 at December 31, 2003.

Management regularly reviews the loan portfolio to identify problem loans. There are three classifications for problem loans: “substandard”, “doubtful” and “loss”. Substandard loans have well defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable. A loan classified as “loss” is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated “special mention” is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but which do possess credit deficiencies or potential weaknesses deserving management’s close attention.

As part of their periodic examinations of the Bank, the Federal Reserve Board (the “FRB” or “Federal Reserve”) and the California Department of Financial Institutions (the “DFI”), which are the Bank’s principal federal and state regulatory agencies, respectively, also review the Bank’s loan portfolio and may classify some additional loans as problem credits or assign loans identified by management as problem credits to a different classification than the classifications to which they were assigned by management.

The following table sets forth the amounts of the Bank’s classified loans, by classification category, at June 30, 2004:

Loan Classification	At June 30, 2004
(in thousands)
Substandard	$2,366
Doubtful	0
Loss	0

Of the loans classified substandard at June 30, 2004, a total of $2,128,000 were performing and accruing loans and the remaining $184,000 were non-accrual loans, on which we had ceased accruing interest.

NOTE #6 - RESERVE FOR LOAN LOSSES

The reserve for loan losses is a general reserve established to absorb potential losses inherent in the entire loan portfolio. The level of and ratio of additions to the reserve are based on analyses conducted of the loan portfolio and, at June 30, 2004, the reserve reflected an amount, which, in management’s judgment, was adequate to provide for potential loan losses. In evaluating the adequacy of the reserve, management considers a number of factors, including the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and trends and the prospects or worth of respective borrowers or guarantors. In addition, the FRB and the DFI, as part of their periodic examinations of the Bank, review the adequacy of the Bank’s reserve for possible loan losses. On the basis of those examinations, those agencies may require the Bank to recognize additions to the reserve. The Bank was most recently examined by the FRB as of December 31, 2003.

The reserve for loan losses at June 30, 2004, was $4,989,000, or 1.05% of total loans outstanding. Additions to the reserve are made through the provision for loan losses which is an operating expense of the Company.

The following table provides certain information with respect to the reserve for loan losses as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Reserve for Loan Losses
Balance, Beginning of period	$4,947	$4,619

Charge-Offs
Commercial, financial and agricultural	(56)	—
Real estate – construction	—	—
Real estate – mortgage	—	(25)
Consumer loans	(3)	(46)
Lease Financing	—	(12)
Other	—	—

Total Charge-Offs	(59)	(83)

Recoveries
Commercial, financial and agricultural	77	62
Real estate – construction	—	—
Real estate – mortgage	24	—
Consumer loans	—	1
Lease Financing	—	—
Other	—	—

Total recoveries	101	63

Net recoveries (charge-offs) during period	42	(20)
Provision charged to operations during period	—	348

Balance at end of period	$4,989	$4,947

Ratios:
Net charge-offs (recoveries) to average loans outstanding during period	(0.009)%	0.004%

Reserve for loan losses to total Loans	1.050%	1.080%

NOTE #7 - MARKET RISK

We utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 100, 200 and 300 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

The following reflects the Company’s net interest income sensitivity analysis as of June 30, 2004 (with dollars stated in thousands):

SIMULATED RATE CHANGES	INTEREST INCOME SENSITIVITY	MARKET VALUE
		ASSETS	LIABILITIES
		(Dollars in thousands)
+100 basis points	-3.61%	$739,721	$668,993
+200 basis points	-6.53%	$725,446	$668,627
+300 basis points	-12.29%	$712,102	$668,261
-100 basis points	4.62%	$771,392	$669,755
-200 basis points	-0.08%	$788,938	$670,141
-300 basis points	-4.78%	$807,800	$670,532

The Company does not engage in any hedging activities and does not have any derivative securities in its portfolio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

The discussion below in this Section of this Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from anticipated results. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Other than statements of historical fact, all statements in this Report and, in particular, any projections or forecasts of or statements as to our expectations or beliefs regarding our future financial performance or future financial condition or as to trends in our business or in our markets are forward-looking statements. Our actual results in future periods may differ significantly from the expectations set forth in those forward looking statements. This Section of this Report, entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and the last portion of this Section, entitled “Risks and Uncertainties That Could Affect Our Future Financial Performance” describe some of the factors that could cause these differences, and should be read in their entirety.

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

Judgments Regarding Reserves for Potential Loan Losses. In particular, the accounting policies we follow in determining the sufficiency of the reserves we establish for possible loan losses involve judgments and assumptions by management about economic and market trends and about the financial condition of our borrowers. Since loans represent the largest component of our total assets, these judgments and assumptions can have a significant effect on the amount of our reported assets as set forth on our balance sheet. Those judgments and assumptions also determine the amount of the provisions that we make for possible loan losses and, therefore, also can have a significant effect on our operating results. See “RESULTS OF OPERATION — Provision for Loan Losses” below in this Section of this Report. If conditions or circumstances change from those that were expected at the time those judgments and assumptions were made, it could become necessary to increase the loan loss reserve by making additional provisions for loan losses, which would have the effect of reducing our earnings. Additionally, to the extent those conditions or events were to result in loan charge-offs, the total amount of our reported loans would decline as well.

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of June 30, 2004, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $3,695,000. Such tax benefits expire over time unless used and the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits, by increasing the provision we make for income taxes, which would have the effect of reducing our net income.

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

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income and our net earnings in six months and quarters ended June 30, 2004and 2003:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Interest Income	$17,662	$17,165	$8,783	$8,556
Interest Expense	2,100	2,242	1,084	1,138
Net Interest Income	15,562	14,923	7,699	7,418
Net Income	4,411	4,004	2,207	1,973

During 2001 the Federal Reserve Board adopted and began implementing a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy, which was heading into recession. That policy continued through 2002 and into 2003, as the hoped for economic recovery had been slow to develop. Pursuant to that policy the Federal Reserve Board reduced interest rates throughout 2001 and, as a result, the prime rate of interest charged by most banks declined from 9.50% to 4.75% during 2001. Interest rates remained at 4.75% through most of 2002, declining to 4.25% in November 2002, where those rates remained until late June of 2003 when they declined further to 4.00% as a result of a further reduction in interest rates by the Federal Reserve Board. Those monetary policies, combined with the continued softness in the United States economy, caused the average rate of interest earned on our interest earning assets for the period ended June 30, 2004 to decline to 5.43% from 6.03% for the same period of 2003.

Despite the decline in yields on our interest earning assets, we were able to increase our net income in the three and six month periods ended June 30, 2004 by 11.9% and 10.2%, respectively, due primarily to increases in net interest income in those periods as compared to the same respective three and six month periods of 2003. See “Results of Operations—Net Interest Income” below.

The following table sets forth the Company’s annualized return on average assets and annualized return on average equity in the six and three month periods ended June 30, 2004 as compared to the corresponding periods of 2003, as well as certain additional comparative data for those periods.

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Annualized Returns on Average Assets	1.23%	1.29%	1.20%	1.23%
Annualized Returns on Average Equity	14.43%	13.82%	14.54%	13.59%
Dividend Payout Ratio	39.39%	37.70%	39.39%	40.00%
Equity to Asset Ratio	8.24%	9.03%	8.24%	9.03%

On June 30, 2004, the Federal Reserve Board increased targeted interest rates by one-quarter percent, the first such increase in three and one-half years and indicated an intention to continue such increases at a “measured pace”. That increase, in turn, led to an increase in the prime rate of interest to 4.25% and current interest rate forecasts look for the prime rate of interest to be at 5% to 5.25% by the end of calendar 2004. If those forecasted interest rate increases do occur, we expect our net interest margin and net interest income to increase modestly during the remainder of year.

Results of Operations for Six and Three Month Periods Ended June 30, 2004 and 2003

Net Interest Income. As indicated by the following table, which sets forth our net interest earnings (in thousands of dollars) and the net yields on average earning assets for the six and three month periods ended June 30, 2004 and 2003, the increases in net interest income in the periods ended June 30, 2004 were due to the combined effects of (i) a $497,000 increase in interest income and a $142,000 reduction in interest expense in the six months ended June 30, 2004 and (ii) a $227,000 increase in interest income and a $54,000 reduction in interest expense in the quarter ended June 30, 2004.

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Total Interest Income(1)(2)	$17,854	$17,312	$8,885	$8,630
Total Interest Expense(3)	$2,100	$2,242	$1,084	$1,138
Net Interest Income (1)(2)	$15,754	$15,070	$7,801	$7,492
Net Average Earning Assets(2)	$657,989	$574,150	$671,370	$589,431
Net Yield on Average Earning Assets(1)(2)	5.43%	6.03%	5.29%	5.86%
Net Yield on Average Earning Assets (excluding Loan Fees)(1)(2)	5.41%	5.74%	5.11%	5.61%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 36. 0% and 36.2% for the six-month periods ended June 30, 2004 and 2003, respectively, and 36.0% and 36.1% for the quarters ended June 30, 2004 and 2003, respectively.

(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans has been excluded. There were two non-accruing loans totaling $184,000 (0.04% of total loans outstanding) at June 30, 2004, and four non-accruing loans totaling $1,723,000 (0.37% of total loans outstanding) at June 30, 2003.

(3)	Includes NOW, Super NOW, and Money Market Deposit Accounts.

Increase in Interest Income. The increase in interest income was primarily attributable to an increase in the volume of our investment securities in the first half of this year as compared to the same period last year.

Decrease in Interest Expense. The decrease in interest expense was attributable to lower market rates of interest on deposits and, to a lesser extent, reductions in the average volume of outstanding time deposits, including those in denominations of $100,000 or more (“TCDs”), on which we pay higher rates of interest than on savings and money market deposits. The lowering of interest rates on deposits was primarily the result of actions taken by the Federal Reserve Board in the second half of 2003 to lower market rates of interest in order to stimulate the economy. The reduction in the volume of our time deposits was primarily attributable to a decision that we made to lower rates of interests that we offer on those deposits in order to discourage their renewal and thereby reduce the volume of such deposits at the Bank.

Rate Sensitivity, Net Interest Margins and Market Risk.

Rate Sensitivity. Like other banking organizations, our net interest margin, which is the difference between the interest we earn on our loans and other interest earning assets, on the one hand, and the interest we pay on deposits, on the other hand, are affected by a number of factors, including the relative percentages or the “mix” of:

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

The average amounts (in thousands) of and the average rates paid on deposits, by type, in the periods ended June 30, 2004 and 2003 are summarized below:

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$237,386	-0-	$199,872	-0-
Savings Deposits	334,463	0.89%	269,861	0.96%
Time Deposits	72,451	1.20%	82,575	1.83%

Total Deposits	$644,300	0.65%	$522,308	0.81%

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$244,809	-0-	$206,619	-0-
Savings Deposits	343,503	0.92%	280,968	0.98%
Time Deposits	71,047	1.16%	81,583	1.75%

Total Deposits	$659,359	0.66%	569,170	0.80%

Impact of Changes in the Mix of Earning Assets and in the Mix of Interest Bearing Liabilities. In the quarter and six month period ended June 30, 2004, we were able to achieve increases of $281,000 and $639,000, respectively, in our net interest income, as compared to the same periods of 2003, due not only to the decline in interest rates paid on interest bearing deposits, but also to a reduction in the volume of our higher priced time deposits that resulted from a decision we made to allow those deposits to “run off” rather than to seek their renewal. Additionally, we were able to mitigate somewhat the effect of declining market rates of interest on net interest margin by increasing the volume of our outstanding loans and investment securities.

Market Risk and Net Interest Margin. As demonstrated by the impact of the reductions in market rates of interest during the past three years, our net interest margin and, therefore, our net interest income and net earnings are affected by changes in market rates of interest (which we sometimes refer to as “market risk”). We attempt to reduce our exposure to market risk associated with interest rate fluctuations by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations as are time deposits, (ii) to match opportunities to “reprice” interest earning assets and interest bearing liabilities in response to changes in market rates of interest, and (iii) to change the mix of interest earning assets and interest bearing liabilities in a manner that is designed to achieve increases in net interest income. In the current interest rate environment, however, it is no longer possible to reduce the rates we pay on deposits much further in response to declining yields on interest earning assets. Consequently we have had and continue to deal with downward pressure on our net interest margin (as well as of banking institutions generally).

In an effort to counteract the downward pressure on net interest margin, during the past year we have (i) continued sales and marketing programs that are designed to increase our volume of loans, on which yields are higher than other earning assets, (ii) continued marketing programs designed to attract lower cost and less volatile core deposits while allowing higher priced time deposits to “run-off,” in order to reduce our interest expense; and (iii) continued a loan repricing policy, first implemented in 2003, which places an interest rate “floor,” currently at 4.59%, that is applicable to all new variable interest rate loans that we make.

As a result of these measures:

•	the volume of outstanding loans at June 30, 2004 was $9.3 million, or 2%, greater than at June 30, 2003;

•	the average volume of demand, savings and money market deposits (which are sometimes referred to as “core deposits”) increased to 89% of average total deposits in the six months ended June 30, 2004 from 85% in the same six months of 2003; and

•	time deposits (including those in denominations of $100,000 or more) declined, as a percentage of average total deposits, to 11% in the six months ended June 30, 2004 as compared to 15% in the same period of 2003.

Changes in Net Interest Margin. Our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) declined in the quarter and six months ended June 30, 2004 to 4.65% and 4.79%, respectively, from 5.08% and 5.25%, respectively, for the same periods of 2003. Those declines were due primarily to the decreases in interest rates mentioned above. However, notwithstanding that decline, we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $500 million-to-$1 billion (the “Peer Group Banks”), because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks.

Assuming modest economic growth and a gradual increase in market rates of interest, we currently expect that during the balance of this year we will be able to achieve additional loan growth, without increasing time deposits as a percentage of total deposits, and a modest improvement in our net interest margin. However, depending on loan demand and interest rates, we may find it necessary or prudent to increase time deposits to fund increases in loan volume.

Additionally, the ability to maintain our net interest margin is not entirely within our control because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas.

Moreover, the effect on a bank’s net interest margin of changes in market rates of interest is affected by the types and maturities of its deposits and earning assets. For example, a bank with a relatively high percentage of fixed rate loans will often encounter an increase in prepayments of those loans during periods characterized by declining market rates of interest, thereby offsetting the potential positive impact of the fixed rate loans on net interest margins. Additionally, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. Also, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which will affect a bank’s net interest margin.

There also are a number of uncertainties and risks that could adversely affect our net interest margin during the balance of 2004, including increased competition in our market areas, both from banks and other types of financial institutions as well as from securities brokerage firms and mutual funds that offer competing investment products, and the possibility that the economic slowdown will continue longer than is currently anticipated, which could result in reduced loan activity and in a further decline in market rates of interest. See “Risks and Uncertainties that Could Affect Our Future Financial Performance” below.

Provision for Loan Losses. Like virtually all banking organizations, we follow the practice of maintaining a reserve (the “Loan Loss Reserve”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management estimates is its realizable value. This reduction, which is referred to as a loan “charge-off” or “write-down” is charged against and, to that extent, reduces the amount of the Loan Loss Reserve. The Loan Loss Reserve is increased periodically (i) to replenish the Reserve after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans, or due to adverse changes in national or local economic conditions. Those increases and additions are made through a charge against income referred to as the “provision for loan and lease losses.” Recoveries of loans previously charged-off are added back to and, to that extent, increase the Loan Loss Reserve and therefore may reduce the amount of the provision that the Bank would need to make to maintain the Loan Loss Reserve at a level believed by management to be adequate.

We employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the adequacy of the Loan Loss Reserve and, therefore, also the amount of the provision that we make for potential loan losses. However, those determinations involve judgments and assumptions about economic trends and other circumstances that are subject to a number of uncertainties, some of which are outside of our ability to control. See the discussion below under “Factors that Could Affect Our Future Financial Performance”. Since loans represent the largest portion of our total assets, these judgments and assumptions can have a significant effect on the amount of our reported assets as set forth on our balance sheet. Those judgments also determine the amount of the provisions we make for possible loan losses and, therefore, can have a significant effect on our operating results. If conditions or circumstances change from those that were expected at the time those judgments or assumptions were made, it could become necessary to increase the Loan Loss Reserve by making additional provisions for loan losses that would adversely affect our operating results. Additionally, to the extent those conditions or events were to result in loan charge-offs, the total amount of our reported loans would decline as well.

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

As indicated in the table below, which sets forth information regarding non-performing loans at June 30, 2004 and December 31, 2003, respectively, the number and volume of non-accrual loans declined during the half of 2004, continuing a trend that began in 2003.

	June 30, 2004	December 31, 2003
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$—	$—
Real estate	—	120
Installment loans to individuals	1	—
Aggregate leases	—	—

Total loans past due more than 90 days	$1	$120
Troubled debt restructurings (2)	13	18
Non-accrual loans (3)	184	608

Total non-performing loans	$198	$746

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.
(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.
(3)	There were 2 loans on non-accrual status, totaling approximately $184,000, at June 30, 2004 and 3 loans totaling approximately $608,000 at December 31, 2003.

We did not make any provisions for potential loan losses in the quarter or six months ended June 30, 2004 as we concluded, based on our review of the quality of our loans and economic and market trends, that our Loan Loss Reserve remained adequate to cover possible future loan losses. At June 30, 2004, the Loan Loss Reserve was approximately $4,989000 or 1.05% of total loans outstanding, compared to $4,947,0000, or 1.08% of total loans outstanding, at December 31, 2003 and $4,665,000 or 1.00% of total loans outstanding at June 30, 2003.

The following table provides certain information with respect to the reserve for loan losses as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Average amount of loans and leases outstanding(1)
Reserve for Loan Losses at beginning of period	$4,947	$4,619

Charge-Offs– Domestic Loans(2)
Commercial, financial and agricultural	(56)	—
Real estate – construction	—	—
Real estate – mortgage	—	(25)
Consumer loans	(3)	(46)
Lease Financing	—	(12)
Other	—	—

Total Charge-Offs	(59)	(83)

Recoveries
Commercial, financial and agricultural	77	62
Real estate – construction	—	—
Real estate – mortgage	24	—
Consumer loans	—	1
Lease Financing	—	—
Other	—	—

Total recoveries	101	63

Net recoveries (charge-offs) during period	42	(20)
Provision charged to operations during period	—	348

Balance at end of period	$4,989	$4,947

Ratios:
Net charge-offs (recoveries) to average loans outstanding during period	(0.009)%	0.004%
Reserve for loan losses to total loans	1.050%	1.080%
Net loan charge-offs to loan loss reserve	N/M (3)	0.400%
Net loan charge-offs to provision for loan losses	N/M (3)	5.800%
Loan loss reserve to non-performing loans	2519.700%	663.137%

(1)	Net of unearned discount.

(2)	We do not have any loans outstanding to borrowers in foreign countries and therefore there are no foreign loan charge-offs or recoveries to report for any of the periods presented in the table above.

(3)	Recoveries exceeded charge-offs for the 6 months ended June 30, 2004. As a result, the ratio for this period was not meaningful.

Non-Interest Income. The following table identifies the components of and the percentage changes in non-interest income in the six and three month periods ended June 30, 2004 as compared to the quarter and six months ended June 30, 2003.

	Six Months Ended June 30,		% Increase (Decrease) Six Months Ended June 30,
	2004	2003	2004 vs. 2003
	(Dollars in thousands)
Fees and service charges	$2,557	$2,515	1.67%
Gain on sale of SBA loans	5	1	N/M
Other	272	268	1.49%

Total non-interest income	$2,834	$2,784	1.80%

	Three Months Ended June 30,		% Increase (Decrease) Three Months Ended June 30
	2004	2003	2004 vs. 2003
	(Dollars in thousands)
Fees and service charges	$1,290	$1,283	0.55%
Gain on sale of SBA loans	3	0	N/M
Other	123	151	(18.54)%

Total non-interest income	$1,416	$1,434	(1.26)%

The increase in non-interest income in the six months ended June 30, 2004, as compared to the same period of 2003, was the result of increases in transaction fees and service charges that were primarily attributable to increases in the volume of deposit transactions and related services and other banking transactions during the period ended June 30, 2004.

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

Set forth below is information regarding non-interest expense incurred by us in the three and six-month periods ended June 30, 2004 and 2003:

	Six Months Ended June 30,		Percentage Increase (Decrease)	Three Months Ended June 30,		Percentage Increase (Decrease)
	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003
	(Dollars in thousands)			(Dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$5,356	$5,729	(6.5)%	$2,729	$2,838	(3.80)%
Net occupancy expense	1,301	1,240	4.9%	604	632	(4.40)%
Furniture & equipment expenses	824	761	8.3%	406	388	4.60%
Other expenses	4,028	3,606	11.7%	1,927	1,806	6.70%

	$11,509	$11,336	1.5%	$5,666	$5,664	0.04

Efficiency Ratio	64.2%	64.7%		63.7%	64.6%

The increase in non-interest expense in the six months ended June 30, 2004, as compared to the same period of 2003, was due to increases in occupancy related and other operating expenses. The increase in non-interest expense in the three months ended June 30, 2004, as compared to the same period of 2003, was primarily due to an increase in other operating expenses. Those increases more than offset reductions in personnel costs of 6.5% in the six months, and 3.8% in the three months, ended June 30, 2004, as compared to the same respective periods of 2003, made possible by staff reductions implemented in the second half of 2003. Despite the increases in non-interest expense, we were able to achieve improvements in our efficiency ratios (net interest income expressed as a percentage of the sum of net interest income and non-interest income, adjusted to eliminate nonrecurring expense and income items) to 64.2% and 63.7%, respectively, in the six and three month periods ended June 30, 2004, from 64.7% and 64.6%, respectively, in the same six and three month periods of 2003.

The increases in other operating expense were primarily attributable to an increase in workers compensation insurance premiums, which are affecting most California based businesses, and an increase in fees paid for messenger services provided to business customers to facilitate their transactions with the Bank.

Income Taxes. The following table sets forth comparative information regarding the provisions that we made for income taxes and our effective income tax rates for the six and three month periods ended June 30, 2004 and 2003, respectively:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Income before income taxes	$6,887	$6,271	$3,449	$3,088
Provision for income taxes	$2,476	$2,267	$1,242	$1,115
Effective tax rate	36.0%	36.2%	36.0%	36.1%

The increases in the provision for income taxes in the six and three month periods ended June 30, 2004 were attributable to the increases in pre-tax income in those periods, as compared to the same respective periods of 2003, as our effective income tax rates remained substantially unchanged during those periods. As discussed above, under the caption “Critical Accounting Policies,” those effective income tax rates reflect the beneficial impact of our ability to make use of certain income tax benefits available under state and federal income tax laws. The utilization of those income tax benefits depends on our continuing to generate taxable income in future periods.

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

Financial Condition

Assets. Our total assets increased during the six months ended June 30, 2004 by $58.1 million or 8.5% from our total assets at December 31, 2003. Contributing to that increase were a $18.2 million, or 98.4%, increase in federal funds sold and overnight repurchase agreements, a $18.9 million, or 13.9%, increase in available-for-sale investment securities and a $13.9 million, or 3.0%, increase in the volume of loans outstanding

The following table sets forth the dollar amounts (in thousands) of our interest earning assets at June 30, 2004 and December 31, 2003, respectively:

	At June 30, 2004	At December 31, 2003
	(In thousands)
Federal funds sold and overnight Repurchase Agreements	$36,700	$18,500
Interest-bearing deposits in other financial institutions	8,218	7,425
Investment securities held-to-maturity	6,872	8,900
Investment securities available-for-sale	155,601	136,650
Total Loans, net	468,844	455,101

Deposits. The following table sets forth the composition of our deposits at June 30, 2004 and December 31, 2003, respectively:

	At June 30, 2004		At December 31, 2003
(Dollars in thousands):	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
Deposits
Core Deposits
Demand deposits	$250,988	37.4%	$225,863	36.9%
Savings and NOW deposits	160,407	23.9%	155,868	25.5%
Money market deposits	190,612	28.5%	155,717	25.4%

Total core deposits	$602,007	89.8%	$537,448	87.8%
Time Deposits
Time deposits in denominations of $100,000 or more	$28,271	4.2%	30,247	5.0%
Other time deposits	40,222	6.0%	44,354	7.2%

Total time deposits	$68,493	10.2%	$74,601	12.2%

Total deposits	$670,500	100.0%	$612,049	100.0%

As indicated in the table above, the volume of core deposits (comprised of demand, savings and money market deposits) totaled $602.0 million at June 30, 2004, which was 12.0% higher than at December 31, 2003 and represented 89.8% of total deposits at June 30, 2004 as compared to 87.8% at December 31, 2003. At the same time, the volume of time deposits, including those in denominations of $100,000 or more, declined by 8.2% to $68.5 million at June 30, 2004 from $74.6 million at December 31, 2003 and represented 10.2% of total deposits at June 30, 2004 as compared to 12.2% at December 31, 2003.

The increases in core deposits were primarily attributable to marketing programs designed to attract additional deposits from existing customers and deposits from new customers that could be used to fund increases in our interest earning assets.

Liquidity Management. We have established liquidity management policies which are designed to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In accordance with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and in deposit withdrawals and maturities. At June 30, 2004, the principal sources of liquidity consisted of $39.2 million of cash and demand balances due from other banks and $36.7 million in Federal funds sold and overnight repurchase agreements which, together, totaled $75.9 million, as compared to $53.1 million at December 31, 2003. Other sources of liquidity include (i) $125 million in securities available-for-sale, and (ii) $8.2 million in interest bearing deposits at other financial institutions, the majority of which deposits mature in 6 months or less. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $5.3 million at June 30, 2004, require regular installment payments from customers, providing us with a steady flow of cash funds.

We also have a revolving line of credit from the Federal Home Loan Bank, under which available and unused borrowings totaled $36.4 million as of June 30, 2004. Any borrowings that we make under that credit line are secured by a pledge of some of our outstanding loans. We also have established loan facilities that would enable us to borrow up to $18,000,000 of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise. Finally, if necessary, we could obtain additional cash by means of sales of time certificates of deposit into the “CD” market. However, as a general rule, it has been and continues to be our policy to make use of borrowings under the credit line or loan facilities to fund short term cash requirements, before selling securities or reducing deposit balances at other banks and before selling time certificates of deposit.

We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and other credit facilities, will be sufficient to enable us to meet increases in demand for loans and leases and increases in deposit withdrawals that might occur in the foreseeable future.

Contractual Obligations

Junior Subordinated Debentures.

Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in December 2002, we issued $8,248,000 of floating rate junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”) in connection with a sale of floating rate trust preferred securities (the “Trust Preferred Securities”) to an institutional investor as part of a pooled securitization transaction by that investor. The trust preferred securities were issued and sold by a grantor trust (the “Trust”), of which we own all of the outstanding common securities, and the net proceeds from the sale of the trust preferred securities were paid to us in exchange for the issuance of the Junior Subordinated Debentures to the Trust. The payment terms of the Junior Subordinated Debentures correspond to the payment terms of the trust preferred securities and payments on the Debentures have been and in the future will be used to make interest and principal payments that come due to the institutional investor on the trust preferred securities.

The Junior Subordinated Debentures are subordinated to all of our existing and future borrowings and mature on December 26, 2032; but are redeemable, at par, at our option beginning December 26, 2007. We are required to make quarterly interest payments on these Debentures at an interest rate that is 3.05% above the three-month LIBOR (London Inter Bank Offered Rate), which resets quarterly. The interest rate that we are paying on these securities for the three months ending September 25, 2004 is 4.84%. Interest payments made on the Junior Subordinated Debentures to the Trust are passed on the holder of the trust preferred securities.

During the second quarter of 2003, $4 million of the net proceeds from the issuance of the Junior Subordinated Debentures were used to purchase Bank-owned life insurance policies on key management employees of the Bank, with the Bank as the beneficiary under such policies. The purposes of bank-owned life insurance (commonly known in the banking industry as “BOLI”) are (i) to enable the Bank to offer employee retirement and benefit plans designed to attract and retain key management employees, by providing the Bank with a source of funds (primarily from the cash surrender value of such policies) that the Bank can use to fund the payment of benefits under those plans, and (ii) to protect the Bank against the costs or losses that could occur as a result of the death of any key management employee. The remainder of the proceeds from the issuance of the Junior Subordinated Debentures will be used to fund the continued growth of the Bank and may also be used to repurchase our common stock under our stock repurchase plan.

Deferred Compensation Obligations. We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation which will entitle them to receive certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At June 30, 2004, the Company’s aggregate payment obligations under this plan totaled $2.8 million. Based on the age of the participants in the Plan, it is our current expectation that this amount would be paid over a period that should range from 2004 to 2021. In order to provide funds to pay these benefits the Company purchased life insurance policies on the participants in this plan, the proceeds from which are designed to cover the payments that the Company will become obligated to make to plan participants.

Off-Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In the ordinary course of our business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. The following table sets forth the dollar amounts of (i) our contractual commitments to extend credit to our customers and (ii) our obligations under standby letters of credit, as of June 30, 2004 and 2003, respectively:

	At June 30,
	2004	2003
	(In thousands)
Commitments to extend credit	$47,767	$45,410
Standby letters of credit	2,911	1,290

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

A standby letter of credit is a conditional commitment issued by the Bank to guarantee a payment obligation, in a fixed amount, of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

Capital Resources and Dividends.

It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts that the Board deems to be necessary to meet that objective. Pursuant to that policy, the Company has paid regular quarterly cash dividends since September 1999 and, in July of 2004, the Board of Directors declared a quarterly cash dividend of $0.13 per share, which will be paid on August 27, 2004 to shareholders of record as of August 11, 2004. However, the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve our objective of maintaining capital in amounts sufficient to support our growth or due to changes in economic or market conditions or in our financial condition. For example the retention of earnings in previous years enabled us to fund the opening of new banking offices and extend the Bank’s market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

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

Stock Repurchase Program. In January of 2003 the Board of Directors authorized a stock repurchase program that provided for the Company to repurchase up to $5,000,000 of its shares of common stock. Repurchases may be made from time-to-time in the open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines. As of June 30, 2004, we had repurchased a total of 180,066 shares of our common stock pursuant to that program for an aggregate price of approximately $3,496,000.

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

For a banking organization rated in the highest of these five categories of capital adequacy, the minimum leverage ratio of Tier 1 capital to average assets must be 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, federal and state bank regulatory agencies have the discretion to set minimum capital requirements for specific banking institutions at rates significantly above the minimum guidelines and ratios and encourage banks to maintain their ratios above those minimums as a matter of prudent banking practices.

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

The following table compares, as of June 2004, the actual capital ratios of the Company and the Bank to the capital ratios that they are required to meet under applicable banking regulations:

At June 30, 2004:	Company Actual	Bank Actual	For Capital Adequacy Purposes	To Be Categorized as Well Capitalized
Total Capital to Risk Based Assets	13.9%	13.9%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	13.0%	12.9%	4.0%	6.0%
Tier 1 Capital to Average Assets	9.6%	9.6%	4.0%	5.0%

Pursuant to rulings of the Federal Reserve Board, subject to certain conditions, subordinated indebtedness issued in connection with a sale of trust preferred securities may comprise up to 25% of a banking organization’s Tier 1 capital and, to the extent such indebtedness exceeds that limitation, such indebtedness will constitute Tier 2 capital for regulatory capital purposes. All of the $8.2 million of subordinated indebtedness evidenced by the Junior Subordinated Debentures that we issued in December 2002 qualifies as Tier 1 capital under Federal Reserve Board regulations and was taken into account in determining the Company’s capital ratios set forth above. See “Liquidity—Contractual Obligations—Junior Subordinated Debentures” discussed above in this Section of this Report.

Until December 2003, the Trust that issued the trust preferred securities was consolidated into our consolidated financial statements. We understand that the consolidation of such trusts into a bank holding company’s financial statements was one of a number of factors that the Federal Reserve Board considered in ruling that subordinated indebtedness incurred in connection with the issuance of trust preferred securities qualifies as Tier 1 capital for regulatory purposes. However, as a result of and in accordance with FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which was adopted and became effective on December 31, 2003, we have ceased consolidating the Trust into our consolidated financial statements. We have been informed that the Federal Reserve Board is evaluating whether FIN No. 46 will have any impact on its previous ruling that has enabled us to include our subordinated indebtedness in Tier 1 capital. However, we also have been advised that we may continue reporting such indebtedness as part of our Tier 1 capital for regulatory purposes, pending a further ruling by the Federal Reserve Board. If the Federal Reserve Board were to revoke its prior ruling, we will become entitled thereafter to redeem the Junior Subordinated Debentures at par without having to wait until December 2007 to do so.

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

Possible Adverse Changes in Federal Reserve Board Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets and, thereby, reduce net interest margins and net interest income and, therefore, also our net earnings. As discussed above, during the past three years, the Federal Reserve Board lowered market rates of interest in an effort to stimulate the national economy. Those reductions caused our net interest margin to decline, because they led to reductions in the interest paid by borrowers on outstanding variable rate loans or enabled borrowers to refinance existing fixed rate loans at lower interest rates or to repay their loans. Although the Federal Reserve Board recently increased interest rates and has indicated an intention to continue doing so at a gradual pace, further reductions in our net interest margin and net interest income and, therefore, in our net earnings, could still occur depending on the pace of those increases and there is no assurance that economic or market conditions will not cause the Federal Reserve Board to halt or even “roll-back” such increases.

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

Changes in Regulatory Policies. Changes in federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserves, or changes in required asset/liability ratios, could adversely affect earnings by reducing yields on earning assets or increasing operating costs. Among the possible changes in regulatory policy is a change in the Federal Reserve Board’s treatment of trust preferred securities that would prevent us from continuing to include the net proceeds from the sale of those securities in our Tier 1 capital. See ““MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATION— Capital Resources and Dividends — Junior Subordinated Debentures – Regulatory Capital Requirements” above.

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

Possible Change in Dividend Policy or Dividend Payments. Pursuant to the Board of Directors’ dividend policy the Company has paid a regular quarter cash dividend since September 1999 and has made periodic repurchases of its outstanding shares. Although there are no plans to reduce the amount or terminate the payment of cash dividends, there can be no assurance that quarterly cash dividends will continue at the current dividend rate, as this will depend on such factors as economic and market conditions, our financial performance and financial condition and our needs for capital to support future growth.

Additional information regarding these risks and uncertainties is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission and readers of this Report are urged to review the Annual Report as well. Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 11, 2004. The only matter submitted to a vote of the Company’s stockholders at the Annual Meeting was the election of three Class III Directors to serve for a term of three years ending at the Annual Meeting of Stockholders to be held in 2007. The only persons nominated at the Annual Meeting for election as Class III Directors were the nominees of the Board of Directors, who are identified below.

Directors Elected at Annual Meeting. Set forth below are the names of the Class III Directors that were elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

CLASS III NOMINEES AND DIRECTORS	VOTES “FOR”	VOTES “WITHHELD”
Richard Galich	5,314,273	215,020
William V. Landecena	5,313,232	216,061
O.L. Mestad	5,278,868	250,424

Directors Continuing in Office. The terms of office of the following incumbent Class I and Class II directors extend to 2005 and 2006, respectively and, therefore, they did not stand for re-election at the 2004 Annual Meeting:

Class I Directors	Class II Directors
George E. Langley	George Sellers
Max Williams	Douglas F. Tessitor

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated July 19, 2004 to furnish, under Item 12 of that Report, a copy of its press release announcing its results of operations for the quarter and six months ended, and its financial condition as of, June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004	FOOTHILL INDEPENDENT BANCORP

	By:	/s/ CAROL ANN GRAF
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