Form 10-Q
period 2004-09-30
FOOTHILL INDEPENDENT BANCORP
filed 2004-11-09
CIK 718903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

A total of 6,728,050 shares of Common Stock were outstanding as of November 1, 2004

FOOTHILL INDEPENDENT BANCORP

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

FORWARD LOOKING INFORMATION

This Report contains “forward-looking” statements that set forth our current expectations or beliefs regarding our future financial performance. The realization of anticipated financial performance, as described in such forward-looking statements is subject to a number of risks and uncertainties that could cause our actual financial performance in the future to differ, possibly significantly, from the expectations set forth in those statements. A discussion of those risks and uncertainties is set forth at the end of Item 2 of Part I of this Report under the caption MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATION – Risks and Uncertainties That Could Affect Our Future Financial Performance. Readers of this Report are urged to review that discussion, which qualifies the forward looking statements contained in this Report.

(i)

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(Dollars in thousands)

	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$32,561	$34,565
Federal funds sold and Overnight Repurchase Agreements	32,900	18,500

Total Cash and Cash Equivalents	65,461	53,065

Interest-bearing deposits in other financial institutions	8,021	7,425

Investment Securities Held-to-Maturity (market value of $6,415 in 2004 and $9,179 in 2003)
U.S. Treasury	—	201
U.S. Government Agencies	—	1,940
Municipal Agencies	4,222	4,448
Other Securities	2,094	2,311

Total Investment Securities Held-To-Maturity	6,316	8,900

Investment Securities Available-For-Sale	164,720	136,650

Federal Home Loan Bank stock, at cost	3,429	374

Federal Reserve Bank stock, at cost	351	351

Loans, net of unearned discount and prepaid points and fees	478,536	459,520
Direct lease financing	367	528
Less reserve for possible loan and lease losses	(4,981)	(4,947)

Total Loans & Leases, net	473,922	455,101

Bank premises and equipment	4,806	5,061
Accrued interest	2,900	2,824
Other real estate owned, net of allowance for possible losses of $0 in 2004 and in 2003	—	—
Cash surrender value of life insurance	12,094	11,491
Prepaid expenses	1,280	1,121
Deferred tax asset	3,177	2,818
Other assets	926	977

Total Assets	$747,403	$686,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$250,050	$225,863
Savings and NOW deposits	162,000	155,868
Money market deposits	191,865	155,717
Time deposits in denominations of $100,000 or more	27,552	30,247
Other time deposits	38,679	44,354

Total deposits	670,146	612,049

Accrued employee benefits	3,326	3,154
Accrued interest and other liabilities	1,502	1,919
Junior subordinated debentures	8,248	8,248

Total liabilities	683,222	625,370
Stockholders’ Equity
Stock dividend to be distributed	—	12,174
Capital stock – authorized: 25,000,000 shares $.001 par value; issued and outstanding: 6,722,165 shares at September 30, 2004 and 6,702,912 at December 31, 2003	7	6
Additional Paid-in Capital	67,474	55,048
Retained Earnings (Deficit)	(2,938)	(6,605)
Accumulated Other Comprehensive Income	(362)	165

Total Stockholders’ Equity	64,181	60,788

Total Liabilities and Stockholders’ Equity	$747,403	$686,158

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$22,966	$23,747	$7,888	$8,218
Interest on investment securities
U.S. Treasury	8	14	3	5
Obligations of other U.S. government agencies	3,159	1,923	1,165	842
Municipal agencies	472	263	185	93
Other securities	125	118	61	30
Interest on deposits	90	95	36	33
Interest on Federal funds sold	307	272	141	81
Lease financing income	19	50	5	15

Total Interest Income	27,146	26,482	9,484	9,317

Interest Expense
Interest on savings & NOW deposits	461	458	156	137
Interest on money market deposits	1,857	1,481	682	501
Interest on time deposits in denominations of $100,000 or more	292	451	92	129
Interest on other time deposits	339	615	103	182
Interest on borrowings	286	280	102	94

Total Interest Expense	3,235	3,285	1,135	1,043

Net Interest Income	23,911	23,197	8,349	8,274
Provision for Loan and Lease Losses	78	300	78	200

Net Interest Income After Provisions for Loan and Lease Losses	23,833	22,897	8,271	8,074

Other Income
Fees and service charges	3,821	3,732	1,265	1,218
Gain on sale SBA loans	5	3	—	2
Other	452	464	180	196

Total other income	4,278	4,199	1,445	1,416

Other Expenses
Salaries and benefits	8,654	8,943	3,051	3,124
Occupancy expenses, net of revenue of $125 in 2004 and $99 in 2003	1,968	1,894	667	654
Furniture and equipment expenses	1,226	1,151	402	390
Other expenses (Note 2)	5,657	5,425	1,877	1,909

Total Other Expenses	17,505	17,413	5,997	6,077

Income Before Income Taxes	10,606	9,683	3,719	3,413

Provision for income taxes	3,801	3,482	1,325	1,215

NET INCOME	$6,805	$6,201	$2,394	$2,198

Earnings Per Share (Note 3)
Basic	$1.01	$0.94	$0.35	$0.33

Diluted	$0.95	$0.87	$0.33	$0.31

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(unaudited)

(Dollars in thousands)

	Number of Shares Outstanding	Capital Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2003	6,574,520	$6	$52,438		$4,868	$264	$57,576
Cash Dividend					(2,132)		(2,132)
Exercise of stock options	251,375	—	1,879				1,879
Common stock repurchased, cancelled and retired	(144,023)	—	—		(3,438)		(3,438)
Comprehensive Income
Net Income				$6,201	6,201		6,201
Unrealized security holding losses (net of taxes $110)				216		216	216

Total Comprehensive Income				$6,417

BALANCE, September 30, 2003	6,681,872	$6	$54,317		$5,499	$480	$60,302

BALANCE, January 1, 2004	6,702,911	6	$67,222		$(6,605)	$165	$60,788
Cash Dividend					(2,636)		(2,636)
Exercise of stock options	43,638	1	252				253
Common stock repurchased, cancelled and retired	(24,384)	—			(502)		(502)
Comprehensive Income
Net Income				$6,805	6,805		6,805
Unrealized security holding gains (net of taxes $359)				(527)		(527)	(527)

Total Comprehensive Income				$6,278

Balance, September 30, 2004	6,722,165	$7	$67,474		$(2,938)	$(362)	$64,181

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30,

	2004	2003
	(In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
Interest and fees received	$27,057	$26,160
Service fees and other income received	3,669	(328)
Financing revenue received under leases	19	50
Interest paid	(3,245)	(3,330)
Cash paid to suppliers and employees	(16,964)	(16,200)
Income taxes paid	(3,868)	(3,100)

Net Cash Provided (Used) by Operating Activities	6,668	3,252

Cash Flows From Investing Activities:
Proceeds from maturity of investment securities (AFS)	50,185	93,129
Purchase of investment securities (AFS)	(82,201)	(160,386)
Proceeds from maturity of investment securities (HTM)	2,587	—
Purchase of investment securities (HTM)	—	(202)
Net (increase) decrease in deposits at other financial institutions	(596)	(1,186)
Net (increase) decrease in credit card and revolving credit receivables	461	(194)
Recoveries on loans previously written off	112	(37)
Net (increase) decrease in loans	(19,590)	(10,537)
Net decrease in leases	161	362
Proceeds from property, plant & equipment	27	78
Capital expenditures	(702)	(611)
Proceeds from sale of other real estate owned	—	387

Net Cash Provided by (Used in) Investing Activities	(49,556)	(79,197)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	58,168	82,263
Net decrease in short term borrowing	—	—
Proceeds from exercise of stock options	253	1,879
Proceeds from stock issued under employee benefit and dividend reinvestment plans	—	—
Stock repurchased and retired	(502)	(3,438)
Dividends paid	(2,636)	(2,132)

Net Cash Provided by Financing Activities	55,283	71,794

Net Increase in Cash and Cash Equivalents	12,395	(4,151)
Cash and Cash Equivalents at Beginning of Year	53,065	58,965

Cash and Cash Equivalents at September 30, 2004 and 2003	$65,460	$54,814

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30,

	2004	2003
	(In thousands)
Net Income	$6,805	$6,201

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	925	1,017
Provision for possible credit losses	78	300
(Gain)/loss on sale of equipment	5	(5)
Benefit for deferred taxes	(359)	109
Increase in taxes payable	292	273
(Increase)/decrease in other assets	19	(85)
(Increase)/decrease in interest receivable	(76)	(331)
Increase/(decrease) in discounts and premiums	6	59
Decrease in interest payable	(10)	(45)
Decrease in prepaid expenses	(170)	240
Increase in accrued expenses and other liabilities	(244)	41
Gain on sale of other real estate owned	—	—
Increase in cash surrender value of life insurance	(603)	(4,522)

Total Adjustments	(137)	(2,949)

Net Cash Provided (Used) by Operating Activities	$6,668	$3,252

DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

(unaudited)

(Dollars in thousands)

NOTE #1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, operating results, changes in stockholders’ equity and cash flows of the Company and its subsidiaries for the periods presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Operating results for the nine and three month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2004. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

NOTE #2 - OTHER EXPENSES

The following is a breakdown of other expenses for the nine and three-month periods ended September 30, 2004 and 2003.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Data processing	$1,088	$1,169	$301	$387
Marketing expenses	732	932	250	441
Office supplies, postage and telephone	766	840	247	278
Bank Insurance	317	319	103	95
Supervisory Assessments	126	116	44	55
Professional Expenses	944	702	275	244
Other Expenses	1,684	1,347	657	409

Total Other Expenses	$5,657	$5,425	$1,877	$1,909

NOTE #3 - EARNINGS PER SHARE

The following table is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS (amounts in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2004		2003		2004		2003
	(In thousands)
	Income	Shares	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$6,805		$6,201		$2,394		$2,198
Shares outstanding at period end (1)		6,722		6,682		6,722		6,682
Impact of weighting shares purchased during period		(2)		(97)		(2)		(28)

Used in Basic EPS	6,805	6,720	6,201	6,585	2,394	6,720	2,198	6,654
Dilutive effect of outstanding stock options used in Dilutive EPS		421		527		416		435

	$6,805	7,141	$6,201	7,112	$2,394	7,136	$2,198	7,089

(1)	The number of shares outstanding at September 30, 2003 has been retroactively adjusted for a 9% stock dividend issued after that date.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2004 AND 2003

NOTE #3 - EARNINGS PER SHARE (Continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation.

	Nine Months Ended September 30.		Three Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net Income
As reported	$6,805	$6,201	$2,394	$2,198
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(84)	(223)	(25)	0

Pro forma net income	$6,721	$5,978	$2,369	$2,198

Basic earnings per share (1)
As reported	$1.01	$0.94	$0.35	$0.33

Pro Forma	$1.00	$0.91	$0.35	$0.33

Earnings per share – Assuming dilution (1)
As reported	$0.95	$0.87	$0.33	$0.31

Pro forma	$0.94	$0.84	$0.33	$0.31

(1)	Per share amounts at September 30, 2003 have been retroactively adjusted for a 9% stock dividend issued after that date.

In March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” If adopted as proposed, this amendment would eliminate the ability to account for stock-based compensation using APB 25 and require the grant of options to be recognized as compensation expense in the income statement based on a determination of the fair value of the options as of the date of grant. Companies transitioning to fair value based accounting for stock-based compensation would be required to use the “modified prospective” method requiring them to recognize equity compensation cost from the beginning of the year in which the recognition provisions were first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 1, 2004. As proposed, this amendment would have become effective for the Company’s fiscal year beginning on January 1, 2005. The proposal has been highly controversial and the effective date has now been extended to July 1, 2005. Accordingly, it is possible that the amendment may not be adopted and, even if adopted, the provisions of the final amendment could significantly differ from those proposed.

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

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2004 AND 2003

NOTE #4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Loans

The fair value for loans with variable interest rates is the carrying amount .. The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at September 30, 2004. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Junior Subordinated Debentures

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing long term debt.

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

The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at September 30, 2004.

The respective estimated fair values of the Company’s financial instruments at September 30, 2004 are as follows:

	At September 30, 2004
	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$65,461	$65,461
Investment securities and deposits	182,837	182,916
Loans	478,846	508,942
Direct lease financing	367	371
Cash surrender value of life insurance	12,094	12,094
Financial Liabilities
Deposits	$670,146	$669,435
Junior Subordinated Debentures	8,248	8,248
Unrecognized Financial Instruments
Commitments to extend credit	$52,271	$523
Standby letters of credit	3,110	31

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2004 AND 2003

NOTE #5 - NON-PERFORMING LOANS

The following table sets forth information regarding the Bank’s non-performing loans at September 30, 2004 and December 31, 2003.

	September 30 2004	December 31, 2003
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$—	$—
Real estate	—	120
Installment loans to individuals	11	—
Aggregate leases	—	—

Total loans past due more than 90 days	$11	$120
Troubled debt restructurings (2)	—	18
Non-accrual loans (3)	130	608

Total non-performing loans	$141	$746

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.
(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.
(3)	There was one loan on non-accrual status, totaling approximately $130,000, at September 30, 2004 and three loans totaling approximately $608,000 at December 31, 2003.

Management periodically reviews the loan portfolio to identify problem loans. There are three classifications for problem loans: “substandard”, “doubtful” and “loss”. Substandard loans have well defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable. A loan classified as “loss” is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated “special mention” is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but which do possess credit deficiencies or potential weaknesses deserving management’s close attention.

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

The following table sets forth the amounts of the Bank’s classified loans, by classification category, at September 30, 2004:

Loan Classification	At September 30, 2004
(In thousands)
Substandard	$2,343
Doubtful	—
Loss	—

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2004 AND 2003

NOTE #5 - NON-PERFORMING LOANS (continued)

Of the loans classified substandard at September 30, 2004, a total of $2,213,000 were performing and accruing loans and the remaining $130,000 was a non-accrual loan on which we had ceased accruing interest.

NOTE #6 - RESERVE FOR LOAN LOSSES

The reserve for loan losses is a general reserve established to absorb potential losses inherent in the entire loan portfolio. The level of and ratio of additions to the reserve are based on analyses conducted of the loan portfolio and, at September 30, 2004, the reserve reflected an amount which, in our judgment, was adequate to provide for potential loan losses. In evaluating the adequacy of the reserve, we consider a number of factors, including the composition of the loan portfolio, the performance of loans in the portfolio, the value of loan collateral, prior loss experience, current economic conditions and trends and the prospects or worth of respective borrowers or guarantors. In addition, as part of their periodic examinations of the Bank, the FRB and the DFI review the adequacy of the Bank’s reserve for possible loan losses. On the basis of those examinations, those agencies may require the Bank to recognize additions to the reserve. The Bank was most recently examined by the FRB as of December 31, 2003.

The reserve for loan losses at September 30, 2004, was $4,981,000, or 1.04% of total loans outstanding. Additions to the reserve are made through the provision for loan losses which is an operating expense of the Company.

The following table provides certain information with respect to the reserve for loan losses as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Reserve for Loan Losses
Balance, Beginning of period	$4,947	$4,619

Charge-Offs
Commercial, financial and agricultural	(73)	—
Real estate – construction	—	—
Real estate – mortgage	—	(25)
Consumer loans	(5)	(46)
Lease Financing	—	(12)
Other	—	—

Total Charge-Offs	(78)	(83)

Recoveries
Commercial, financial and agricultural	88	62
Real estate – construction	—	—
Real estate – mortgage	24	—
Consumer loans	—	1
Lease Financing	—	—
Other	—	—

Total recoveries	112	63

Net recoveries (charge-offs) during period	34	(20)
Provision charged to operations during period	—	348

Balance at end of period	$4,981	$4,947

Ratios:
Net charge-offs (recoveries) to average loans outstanding during period	(0.007)%	0.004%

Reserve for loan losses to total Loans	1.040%	1.080%

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2004 AND 2003

NOTE #7 - MARKET RISK

We utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model uses a worst case scenario to estimate the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth and no changes in the mix of assets and liabilities, given a 100, 200 and 300 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed.

The following reflects the Company’s net interest income sensitivity analysis as of September 30, 2004 (with dollars stated in thousands):

Simulated Rate Changes	Interest Income Sensitivity	Market Value
		Assets	Liabilities
		(Dollars in thousands)
+100 basis points	(5.02)%	$703,368	$677,594
+200 basis points	(11.62)%	$717,930	$677,228
+300 basis points	(18.46)%	$733,488	$676,866
-100 basis points	4.85%	$767,940	$678,342
-200 basis points	1.07%	$787,026	$678,724
-300 basis points	(2.18)%	$807,5023	$679,110

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices in the banking industry. The information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. However, the carrying value of some of our assets can be affected by estimates and the judgments we make about economic or business conditions or trends or anticipated events, the outcome of which, in some cases, is outside of our control and which could cause our future operating results to differ, possibly materially, from the results that are currently expected.

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

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of September 30, 2004, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $3,177,000. Such tax benefits expire over time unless used and the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits, by increasing the provision we make for income taxes, which would have the effect of reducing our net income.

Results of Operations

Overview

The principal determinant of a bank’s income is net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on borrowings and other interest bearing liabilities. A bank’s interest income and interest expense are, in turn, affected by a number of factors (many of which are outside of our control) that affect interest rates and also the demand for loans and the ability of borrowers to meet their loan payment obligations, including the monetary policies of the Federal Reserve Board, national and local economic conditions, and competition from other depository institutions and financial services companies.

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income and our net earnings in nine months and quarter ended June 30, 2004 and 2003:

	Nine Months Ended September 30,		Three Months Ended September 30,
	(In thousands)
Interest Income	$27,146	$26,482	$9,484	$9,317
Interest Expense	3,235	3,285	1,135	1,043
Net Interest Income	23,911	23,197	8,349	8,274
Net Income	6,805	6,201	2,394	2,198

During 2001 the Federal Reserve Board adopted and began implementing a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy, which was heading into recession. That policy continued through 2003, as the hoped for economic recovery had been slow to develop. Pursuant to that policy the Federal Reserve Board reduced interest rates throughout 2001 and, as a result, the prime rate of interest charged by most banks declined from 9.50% to 4.75% during 2001. Interest rates remained at 4.75% through most of 2002, declining to 4.25% in November 2002, where those rates remained until late June of 2003 when they declined further to 4.00% as a result of a further reduction in interest rates by the Federal Reserve Board. Those monetary policies, combined with the continued softness in the United States economy, caused the average rate of interest earned on our interest earning assets for the nine month period ended September 30, 2004 to decline to 5.46% from 6.03% for the same nine month period of 2003.

Despite the decline in yields on our interest earning assets, we were able to achieve increases of 9.7% and 8.9%, respectively, in our net income in the nine and three month periods ended September 30, 2004 as compared to the same respective nine and three month periods of 2003.

The following table sets forth the Company’s annualized return on average assets and annualized return on average equity in the nine and three month periods ended September 30, 2004 as compared to the corresponding periods of 2003, as well as certain additional comparative data for those periods.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Annualized Returns on Average Assets	1.24%	1.29%	1.28%	1.23%
Annualized Returns on Average Equity	14.69%	14.17%	15.20%	13.59%
Dividend Payout Ratio	38.61%	37.23%	37.14%	36.36%
Equity to Asset Ratio	8.59%	8.82%	8.59%	8.82%

Results of Operations for Nine and Three Month Periods Ended September 30, 2004 and 2003

Net Interest Income. The following table sets forth our interest income and interest expense and our net interest income (in thousands of dollars), and the net yields on average earning assets, for the nine and three month periods ended September 30, 2004 and 2003.

	Nine Months Ended September 30			Three Months Ended September 30,
	Amount	Amount	Percent Change	Amount	Amount	Percent Change
	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003
	(Dollars in thousands)
Total Interest Income(1)(2)	$27,450	$26,708	2.8%	$9,597	$9,396	2.1%
Total Interest Expense(3)	$3,235	$3,285	(1.5)%	$1,135	$1,043	8.8%
Net Interest Income (1)(2)	$24,215	$23,423	3.4%	$8,462	$8,353	1.3%
Net Average Earning Assets(2)	$669,845	$590,660	13.4%	$693,302	$618,814	12.0%
Net Yield on Average Earning Assets(1)(2)	5.46%	6.03%		5.54%	6.07%
Net Yield on Average Earning Assets (excluding Loan Fees)(1)(2)	5.26%	5.65%		5.24%	5.55%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 35.8% and 36.0% for the nine-month periods ended September 30, 2004 and 2003, respectively, and 35.6% for the quarters ended September 30, 2004 and 2003, respectively.

(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans has been excluded. There was one non-accruing loan totaling $130,000 (0.03% of total loans outstanding) at September 30, 2004, and four non-accruing loans totaling $958,000 (0.21% of total loans outstanding) at September 30, 2003.

(3)	Includes NOW, Super NOW, and Money Market Deposit Accounts.

As the above table indicates, interest income increased by $742,000, or 2.8%, while interest expense declined by $50,000, or 1.5%, in the nine months ended September 30, 2004, resulting in a 3.4% increase in net interest income during that period as compared to the same nine month period of 2003. In the three month period ended September 30, 2004, interest income increased by $201,000 or 2.1%, but interest expense also increased, by $92,000 or 8.8%, during that three month period. As a result, net interest income increased by $103,000, or 1.3% in that three month period ended September 30, 2004 as compared to the same three months of 2003.

Increases in Interest Income. The increases in interest income in the nine and three month periods ended September 30, 2004 were primarily attributable to increases in the volume of our investment securities as compared to the same periods last year.

Changes in Interest Expense. The decrease in interest expense in the nine months ended September 30, 2004 was attributable to (i) lower market rates of interest on deposits which were largely attributable to the Federal Reserve Board’s interest rate reduction in June 2003 and (ii) to a lesser extent, reductions in the average volume of higher cost time deposits, including those in denominations of $100,000 or more (“TCDs”), as a result of a decision that we made to lower rates of interests that we offer on those deposits in order to discourage their renewal. The increase in interest expense in the three month period ended September 30, 2004 was primarily attributable to an increase in the volume of interest bearing checking and savings deposits during that three month period as compared to the same three months of 2003.

On June 30, 2004, the Federal Reserve Board increased targeted interest rates by one-quarter percent, the first such increase in three and one-half years. At that time the FRB indicated an intention to continue such increases at a “measured pace.” As a result, the FRB increased those rates by another one-quarter percent on August 11, 2004 followed by a third one quarter percent increase on September 22, 2004. Those increases, in turn, led to increases in the prime rate of interest to its current level of 4.75%. Current market forecasts of interest rates are projecting the prime rate of interest to increase further to 5.25% by the end of calendar 2004. If that forecasted interest rate increase does occur, we expect that our net interest margin and, therefore also our net interest income, will increase modestly during the remainder of the current fiscal year that ends on December 31, 2004.

Rate Sensitivity, Net Interest Margins and Market Risk.

Rate Sensitivity. Like other banking organizations, our net interest margin, which is the difference between the interest we earn on our loans and other interest earning assets, on the one hand, and the interest we pay on deposits, on the other hand, are affected by a number of factors, including the relative percentages or the “mix” of:

•	our assets, between loans, on the one hand, on which we are able to earn higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields are generally lower;

•	variable and fixed rate loans in our loan portfolio; and

•	demand, savings and money market deposits, on the one hand, and higher priced time deposits, on the other hand.

Impact on Net Interest Margins of the Mix of Fixed and Variable Rate Loans. As a general rule, in an interest rate environment like the one we have experienced during the past three years, a bank with a relatively high percentage of variable rate loans would have experienced a decline in net interest margins because such loans would have “repriced” automatically when market rates of interest declined. By contrast, as a general rule, a bank with a large proportion of fixed rates loans would have experienced an increase in net interest margins, because the interest rates on those fixed rate loans would not have declined in response to declines in market rates of interest (although such declines might eventually have resulted in early prepayments of some of those loans by borrowers seeking to refinance at lower rates of interest). In a period of increasing interest rates, however, the interest margin of banks with a high proportion of fixed rate loans generally will suffer because they will be unable to “reprice” those loans to fully offset the increase in the rates of interest they must offer to retain maturing time deposits and attract new deposits. A bank with a higher proportion of variable loans in an environment of increasing market rates of interest will, on the other hand, generally be able to offset more fully the impact of rising rates of interest on the amounts they must pay to retain existing and attract new deposits.

Impact on Net Interest Margins of the Mix of Demand, Savings and Time Deposits. In a period of declining market rates of interest, all other things being equal, a bank with a greater proportion of demand, savings and money market deposit accounts (“core deposits”), as compared to time deposits, is likely to have, at least for the short term, a higher interest margin than a bank with a greater proportion of time deposits, because a bank must wait for its time deposits to mature before it can implement reductions in the rates of interest it must pay on those deposits in response to declining market rates of interest. By contrast, such reductions can be implemented more quickly on savings and money market deposits. In a period of increasing market rates of interest, all other things being equal, a bank with a higher proportion of time deposits will generally have, at least for the short term, a higher interest margin than a bank with a higher proportion of savings and money market deposits and a lower proportion of time deposits, because a bank need not increase the interest it pays on its time deposits until they mature, while it will usually have to increase its interest rates on savings and money market deposits to be able to retain them in response to increasing market rates of interest and competition from other depository institutions.

The average amounts (in thousands) of, and the average rates paid on, deposits (by type) in the nine and three month periods ended September 30, 2004 and 2003 are summarized below:

	Nine Months Ended September 30,
	2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$242,146	-0-	$207,040	-0-
Savings Deposits	340,935	0.91%	280,767	0.92%
Time Deposits	70,917	1.19%	81,387	1.75%

Total Deposits	$653,998	0.60%	$569,194	0.70%

	Three Months Ended September 30,
	2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$251,701	-0-	$218,930	-0-
Savings Deposits	353,739	0.95%	302,223	0.84%
Time Deposits	67,883	1.15%	79,059	1.57%

Total Deposits	$673,323	0.61%	$600,212	0.63%

Impact of Changes in the Mix of Earning Assets and in the Mix of Interest Bearing Liabilities. In the nine months ended September 30, 2004, we were able to achieve an increase of $792,000 in our net interest income, as compared to the same nine months of 2003, due in part to a combination of a decline in interest rates paid on interest bearing deposits and a reduction in the volume of our higher priced time deposits that resulted from a decision we made to allow those deposits to “run off” rather than to seek their renewal. In the three months ended September 30, 2004, interest paid on deposits increased by $92,000 due to the effects on interest expense of an increase in the volume of interest bearing checking and savings deposits, that was mitigated somewhat by a decrease in the volume of time deposits. Additionally, we were able to mitigate somewhat the effect of declining market rates of interest on net interest margin by increasing the volume of our outstanding investment securities during the nine month and three month periods ended September 30, 2004 as compared to the same periods of 2003.

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

As a result of these measures:

•	the volume of outstanding loans at September 30, 2004 was $26.5 million, or 6%, greater than at September 30, 2003;

•	the average volume of demand, savings and money market deposits (which are sometimes referred to as “core deposits”) increased to 89% of average total deposits in the nine months ended September 30, 2004 from 86% in the same nine months of 2003; and

•	time deposits (including those in denominations of $100,000 or more) declined, as a percentage of average total deposits, to 11% in the nine months ended September 30, 2004 as compared to 14% in the same period of 2003.

Changes in Net Interest Margin. Our net interest margin (i.e., tax-adjusted net interest income stated as a percentage of average interest-earning assets) declined in the quarter and nine months ended September 30, 2004 to 4.88% and 4.82%, respectively, from 5.40% and 5.29%, respectively, for the same periods of 2003. Those declines were due primarily to the decreases in interest rates mentioned above. However, notwithstanding that decline, we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $500 million-to-$1 billion (the “Peer Group Banks”), because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks. Additionally, due to the increases in the volume of interest earning assets and the volume of lower cost core deposits and the recent increase in market rates of interest, our net interest margin of 4.88% for the third quarter this year represented a 23 basis point increase from our net interest margin of 4.65% in the second quarter of 2004.

Assuming modest economic growth and a gradual increase in market rates of interest, we currently expect that during the fourth quarter of this year we will be able to achieve additional loan growth, without increasing time deposits as a percentage of total deposits, and continue the modest improvement in our net interest margin. However, depending on loan demand and interest rates, we may find it necessary or prudent to increase time deposits to fund increases in loan volume.

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

There also are a number of uncertainties and risks that could adversely affect our net interest margin during the fourth quarter of 2004, including increased competition in our market areas, both from banks and other types of financial institutions as well as from securities brokerage firms and mutual funds that offer competing investment products, and the possibility that economic conditions will worsen, rather than improve, which could result in reduced loan activity and in a further decline in market rates of interest. See “Risks and Uncertainties that Could Affect Our Future Financial Performance” below.

Provision for Loan Losses. Like virtually all banking organizations, we follow the practice of maintaining a reserve (commonly known as the “Loan Loss Reserve”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management estimates is its realizable value. Such reductions, which are referred to as loan “charge-offs” or “write-downs” are charged against and, to that extent, reduce the amount of the Loan Loss Reserve. The Loan Loss Reserve is increased periodically (i) to replenish the Reserve after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans, or due to adverse changes in national or local economic conditions. Those increases and additions are made through a charge against income referred to as the “provision for loan and lease losses.” Recoveries of loans previously charged-off are added back to and, to that extent, increase the Loan Loss Reserve and therefore may reduce the amount of the provision that the Bank would need to make to maintain the Loan Loss Reserve at a level believed by management to be adequate.

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

As indicated in the table below, which sets forth information regarding non-performing loans at September 30, 2004 and December 31, 2003, respectively, the number and volume of non-accrual loans declined during the first nine months of 2004, continuing a trend that began in 2003.

	September 30, 2004	December 31, 2003
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$—	$—
Real estate	—	120
Installment loans to individuals	11	—
Aggregate leases	—	—

Total loans past due more than 90 days	$11	$120
Troubled debt restructurings (2)	—	18
Non-accrual loans (3)	130	608

Total non-performing loans	$141	$746

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3)	There was one loan on non-accrual status, totaling approximately $130,000, at September 30, 2004 and three nonaccrual loans totaling approximately $608,000 at December 31, 2003.

We did not make any provisions for potential loan losses in the three or nine month periods ended September 30, 2004 because we concluded, based on our review of the quality of our loans and economic and market trends, that our Loan Loss Reserve remained adequate to cover possible future loan losses. At September 30, 2004, the Loan Loss Reserve was approximately $4,981,000 or 1.04% of total loans outstanding, compared to $4,947,0000, or 1.08% of total loans outstanding at December 31, 2003 and $4,812,000 or 1.06% of total loans outstanding at September 30, 2003. While we have not made a provision for potential loan losses so far during 2004, we did make a $78,000 provision to the reserve for potential losses on off-balance sheet commitments in the third quarter of 2004. That reserve is separate from the loan loss reserve and is included in the other liabilities section of the Company’s consolidated balance sheet. That provision was necessitated by a change in the manner in which the reserve for unfunded lines of credit is calculated and was not due to any perceived change of an adverse nature in the financial condition of customers to which unfunded lines of credit had been made.

The following table provides certain information with respect to the reserve for loan losses as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	September 30 2004	December 31, 2003
	(Dollars in thousands)
Average amount of loans and leases outstanding(1)
Reserve for Loan Losses at beginning of period	$4,947	$4,619

Charge-Offs– Domestic Loans(2)
Commercial, financial and agricultural	(73)	—
Real estate – construction	—	—
Real estate – mortgage	—	(25)
Consumer loans	(5)	(46)
Lease Financing	—	(12)
Other	—	—

Total Charge-Offs	(78)	(83)

Recoveries
Commercial, financial and agricultural	88	62
Real estate – construction	—	—
Real estate – mortgage	24	—
Consumer loans	—	1
Lease Financing	—	—
Other	—	—

Total recoveries	112	63

Net recoveries (charge-offs) during period	34	(20)
Provision charged to operations during period	—	348

Balance at end of period	$4,981	$4,947

Ratios:
Net charge-offs (recoveries) to average loans outstanding during period	(0.007)%	0.004%
Reserve for loan losses to total loans	1.040%	1.080%
Net loan charge-offs to loan loss reserve	N/M (3)	0.400%
Net loan charge-offs to provision for loan losses	N/M (3)	5.800%
Loan loss reserve to non-performing loans	3831.540%	663.137%

(1)	Net of unearned discount.
(2)	We do not have any loans outstanding to borrowers in foreign countries and therefore there are no foreign loan charge-offs or recoveries to report for any of the periods presented in the table above.
(3)	Recoveries exceeded charge-offs for the 9 months ended September 30, 2004. As a result, the ratio for this period was not meaningful.

Non-Interest Income. The following table identifies the components of and the percentage changes in non-interest income in the nine and three month periods ended September 30, 2004 as compared to the nine months and three months ended September 30, 2003.

	Nine Months Ended September 30,		% Increase (Decrease) Nine Months Ended September 30, 2004 vs. 2003
	2004	2003
	(Dollars in thousands)
Fees and service charges	$3,821	$3,732	2.38%
Gain on sale of SBA loans	5	3	66.67%
Other	452	464	(2.59)%

Total non-interest income	$4,278	$4,199	1.88%

	Three Months Ended September 30,		% Increase (Decrease) Three Months Ended September 30, 2004 vs. 2003
	2004	2003
	(Dollars in thousands)
Fees and service charges	$1,265	$1,218	3.86%
Gain on sale of SBA loans	—	2	N/M
Other	180	196	(8.16)%

Total non-interest income	$1,445	$1,416	2.05%

The increases in non-interest income in the nine and three month periods ended September 30, 2004, as compared to the same periods of 2003, were the result of increases in transaction fees and service charges that were primarily attributable to increases in the volume of deposit transactions and related services and other banking transactions.

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

Set forth below is information regarding non-interest expense incurred by us in the nine and three month periods ended September 30, 2004 and 2003:

	Nine Months Ended September 30,		Percentage Increase (Decrease)	Three Months Ended September 30,		Percentage Increase (Decrease) 2004 vs. 2003
	2004	2003	2004 vs. 2003	2004	2003
	(Dollars in thousands)			(Dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$8,654	$8,943	(3.2)%	$3,051	$3,124	(2.3)%
Net occupancy expense	1,968	1,894	3.9%	667	654	2.0%
Furniture & equipment expenses	1,226	1,151	6.5%	402	390	3.1%
Other expenses	5,657	5,425	4.3%	1,877	1,909	(1.7)%

	$17,505	$17,413	0.5%	$5,997	$6,077	(1.3)%

Efficiency Ratio	63.1%	62.1%		63.8%	64.3%

The increase in non-interest expense in the nine months ended September 30, 2004, as compared to the same period of 2003, was due to increases in occupancy related and other operating expenses (principally increases in fees paid for messenger services provided to business customers to facilitate their transactions with the Bank). Those increases were partially offset by a 3.2% reduction in personnel costs that was made possible by staff reductions first implemented in the second half of 2003. The decrease in non-interest expense in the three months ended September 30, 2004, as compared to the same period of 2003, was primarily due to a decrease in other operating expenses and a 2.3% reduction in personnel costs in the three months ended September 30, 2004.

Our efficiency ratios (net interest income expressed as a percentage of the sum of net interest income and non-interest income, adjusted to eliminate nonrecurring expense and income items) were 63.1% and 63.8%, respectively, in the nine and three month periods ended September 30, 2004, compared to 62.1% and 64.3%, respectively, in the same nine and three month periods of 2003.

Income Taxes. The following table sets forth comparative information regarding the provisions that we made for income taxes and our effective income tax rates for the nine and three month periods ended September 30, 2004 and 2003, respectively:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Income before income taxes	$10,606	$9,683	$3,719	$3,413
Provision for income taxes	$3,801	$3,482	$1,325	$1,215
Effective tax rate	35.8%	35.6%	36.0%	35.6%

The increases in the provision for income taxes in the nine and three month periods ended September 30, 2004 were attributable to the increases in pre-tax income in those periods, as compared to the same respective periods of 2003, as our effective income tax rates remained substantially unchanged during those periods. As discussed above, under the caption “Critical Accounting Policies,” those effective income tax rates reflect the beneficial impact of our ability to make use of certain income tax benefits available under state and federal income tax laws. The utilization of those income tax benefits depends on our continuing to generate taxable income in future periods.

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

Financial Condition

Assets. Our total assets increased during the nine months ended September 30, 2004 by $61.2 million or 8.9% from our total assets at December 31, 2003. Contributing to that increase were a $28.1 million, or 20.5%, increase in available-for-sale investment securities, a $19.0 million, or 4.1%, increase in the volume of loans outstanding and a $14.4 million, or 77.8%, increase in federal funds sold and overnight repurchase agreements.

The following table sets forth the dollar amounts of our interest earning assets at September 30, 2004 and December 31, 2003, respectively:

	At September 30, 2004	At December 31, 2003
	(In thousands)
Federal funds sold and overnight Repurchase Agreements	$32,900	$18,500
Interest-bearing deposits in other financial institutions	8,021	7,425
Investment securities held-to-maturity	6,316	8,900
Investment securities available-for-sale	164,720	136,650
Total Loans, net	473,922	455,101

Deposits. The following table sets forth the composition of our deposits at September 30, 2004 and December 31, 2003, respectively:

	At September 30, 2004		At December 31, 2003
	Amounts	Percent of Total Deposits	Amounts	Percent of Total Deposits
	(Dollars in thousands)
Deposits
Core Deposits
Demand deposits	$250,050	37.3%	$225,863	36.9%
Savings and NOW deposits	162,000	24.2%	155,868	25.5%
Money market deposits	191,865	28.6%	155,717	25.4%

Total core deposits	$603,915	90.1%	$537,448	87.8%
Time Deposits
Time deposits in denominations of $100,000 or more	$27,552	4.1%	30,247	5.0%
Other time deposits	38,679	5.8%	44,354	7.2%

Total time deposits	$66,231	9.9%	$74,601	12.2%

Total deposits	$670,146	100.0%	$612,049	100.0%

As indicated in the table above, the volume of core deposits (comprised of demand, savings and money market deposits) totaled $603.9 million at September 30, 2004, which was 12.4% higher than at December 31, 2003 and represented 90.1% of total deposits at September 30, 2004 as compared to 87.8% at December 31, 2003. At the same time, the volume of time deposits, including those in denominations of $100,000 or more, declined by 11.2% to $66.2 million at September 30, 2004 from $74.6 million at December 31, 2003 and such deposits represented 9.9% of total deposits at September 30, 2004 as compared to 12.2% at December 31, 2003.

The increases in core deposits were primarily attributable to marketing programs designed to attract additional deposits from existing customers and deposits from new customers that could be used to fund increases in our interest earning assets.

Liquidity Management. We have established liquidity management policies which are designed to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In accordance with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and in deposit withdrawals and maturities. At September 30, 2004, the principal sources of liquidity consisted of $32.6 million of cash and demand balances due from other banks and $32.9 million in Federal funds sold and overnight repurchase agreements which, together, totaled $65.5 million, as compared to $53.1 million at December 31, 2003. Other sources of liquidity include (i) $156 million in securities available-for-sale, and (ii) $8.0 million in interest bearing deposits at other financial institutions, the majority of which deposits mature in six months or less. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $5.2 million at September 30, 2004, require regular installment payments from customers, providing us with a steady flow of cash funds.

We also have a revolving line of credit from the Federal Home Loan Bank, under which available and unused borrowings totaled $35.0 million as of September 30, 2004. Any borrowings that we make under that credit line are secured by a pledge of some of our outstanding loans. We also have established loan facilities that would enable us to borrow up to $18,000,000 of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise. Finally, if necessary, we could obtain additional cash by means of sales of time certificates of deposit into the “CD” market. However, as a general rule, it has been and continues to be our policy to make use of borrowings under the credit line or loan facilities to fund short term cash requirements, before selling securities or reducing deposit balances at other banks and before selling time certificates of deposit.

We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and other credit facilities, will be sufficient to enable us to meet increases in demand for loans and leases and increases in deposit withdrawals that might occur in the foreseeable future.

Contractual Obligations

  Junior Subordinated Debentures.

Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in December 2002, we issued $8,248,000 of floating rate junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”) in connection with a sale of a like amount of floating rate trust preferred securities (the “trust preferred securities”) “to an institutional investor as part of a pooled securitization transaction by that investor. The trust preferred securities were issued and sold by a grantor trust (the “Trust”), of which we own all of the outstanding common securities, and the net proceeds from the sale of the trust preferred securities were paid to us in exchange for the issuance of the Junior Subordinated Debentures to the Trust. The payment terms of the Junior Subordinated Debentures correspond to the payment terms of the trust preferred securities and payments on the Debentures have been and in the future will be used to make interest and principal payments that come due to the institutional investor on the trust preferred securities.

The Junior Subordinated Debentures are subordinated to all of our existing and future borrowings and mature on December 26, 2032; but are redeemable, at par, at our option beginning December 26, 2007. We are required to make quarterly interest payments on these Debentures at an interest rate that is 3.05% above the three-month LIBOR (London Inter Bank Offered Rate), which resets quarterly. The interest rate that we are paying on these securities for the three months ending December 25, 2004 is 5.2%. Interest payments made on the Junior Subordinated Debentures to the Trust are used by the Trust to pay required distributions, in a like amount, to the holder of the trust preferred securities.

During the second quarter of 2003, $4 million of the net proceeds from the issuance of the Junior Subordinated Debentures were used to purchase Bank-owned life insurance policies on key management employees of the Bank, with the Bank as the beneficiary under such policies. The purposes of bank-owned life insurance (commonly known in the banking industry as “BOLI”) are (i) to enable the Bank to offer employee retirement and benefit plans designed to attract and retain key management employees, by providing the Bank with a source of funds (primarily from the cash surrender value of such policies) that the Bank can use to fund the payment of benefits under those plans, and (ii) to protect the Bank against the costs or losses that could occur as a result of the death of any key management employee. The remainder of the proceeds from the issuance of the Junior Subordinated Debentures will be used to fund the continued growth of the Bank and may also be used to repurchase shares of our common stock.

Deferred Compensation Obligations. We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation which will entitle them to receive certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At September 30, 2004, the Company’s aggregate payment obligations under this plan totaled $2.8 million. Based on the age of the participants in the Plan, it is our current expectation that this amount would be paid over a period that should range from the year 2004 to the year 2021. In order to provide funds to pay these benefits the Company purchased life insurance policies on the participants in this plan, the proceeds from which are designed to cover the payments that the Company will become obligated to make to plan participants.

  Off-Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In the ordinary course of our business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. The following table sets forth the dollar amounts of (i) our contractual commitments to extend credit to our customers and (ii) our obligations under standby letters of credit, as of September 30, 2004 and 2003, respectively:

	At September 30,
	2004	2003
	(In thousands)
Commitments to extend credit	$52,271	$49,236
Standby letters of credit	3,110	1,447

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

To varying degrees, commitments to extend credit involve elements of credit and interest rate risk for us that are in excess of the amounts recognized in our balance sheets. Our exposure to credit loss in the event of nonperformance by the customers to whom such commitments are made is equal to the amount of those commitments. As a result, before making such a commitment to a customer, we evaluate the customer’s creditworthiness using the same underwriting standards that we would apply when deciding whether or not to approve loans to the customer. In addition, we often require the customer to secure its payment obligations for amounts drawn on such commitments with collateral such as accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

A standby letter of credit is a conditional commitment issued by the Bank to guarantee a payment obligation, in a fixed amount, of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

Capital Resources and Dividends.

It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts that the Board deems to be necessary to meet that objective. Pursuant to that policy, the Company has paid regular quarterly cash dividends since September 1999 and, in October of 2004, the Board of Directors declared a quarterly cash dividend of $0.13 per share together with a one-time special cash dividend of $0.20 per share, which will be paid on November 29, 2004 to shareholders of record as of November 10, 2004. However, in the future the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve our objective of maintaining capital in amounts sufficient to support our growth or due to changes in economic or market conditions or in our financial condition. For example the retention of earnings in previous years enabled us to fund the opening of new banking offices and extend the Bank’s market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

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

Stock Repurchase Program. In January of 2003 the Board of Directors authorized a stock repurchase program that provided for the Company to repurchase up to $5,000,000 of its shares of common stock. Repurchases may be made from time-to-time in the open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines. As of September 30, 2004, we had repurchased a total of 180,066 shares of our common stock pursuant to that program for an aggregate price of approximately $3,496,000.

Regulatory Capital Requirements. Federal banking agencies require United States based bank holding companies (on a consolidated basis) and FDIC-insured banks (on a stand-alone basis) to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital (essentially, the sum of a bank’s capital stock and retained earnings, less any intangibles) to risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, (which is referred to as a bank’s “leverage ratio”).

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

The following table compares, as of September 2004, the actual capital ratios of the Company and the Bank to the capital ratios that they are required to meet under applicable banking regulations:

	Company Actual	Bank Actual	For Capital Adequacy Purposes	To Be Categorized as Well Capitalized
Total Capital to Risk Based Assets	13.15%	13.05%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	14.08%	13.98%	4.0%	6.0%
Tier 1 Capital to Average Assets	9.66%	9.58%	4.0%	5.0%

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

Possible Change in Dividend Policy or Dividend Payments. Pursuant to the Board of Directors’ dividend policy, the Company has paid a regular quarter cash dividend since September 1999 and has made periodic repurchases of its outstanding shares. Although there are no plans to reduce the amount or terminate the payment of cash dividends, there can be no assurance that quarterly cash dividends will continue at the current dividend rate, as this will depend on such factors as economic and market conditions, our financial performance and financial condition and our needs for capital to support future growth.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of September 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

ITEM 6. EXHIBITS

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

FOOTHILL INDEPENDENT BANCORP

Date: November 9, 2004	By:	/s/ CAROL ANN GRAF
Carol Ann Graf Senior Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

E-1