Form 10-K
period 2004-12-31
FOOTHILL INDEPENDENT BANCORP
filed 2005-03-15
CIK 718903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

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

As of March 9, 2005, there were 6,747,195 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise indicated therein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission on or before April 29, 2005 for its 2005 Annual Meeting.

FOOTHILL INDEPENDENT BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

(i)

(ii)

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The expectations or beliefs discussed in forward-looking statements are based on current information and the outcome of those matters are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ, possibly significantly, from those expected at the current time. Those risks and uncertainties are described in Part II of this Report in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations, and readers of this Report are urged to read the cautionary statements contained in that Section of this Report.

Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

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

The Bank, which was organized and commenced business operations in 1973, conducts a commercial banking business in the contiguous counties of Los Angeles, San Bernardino and Riverside, California, and as of December 31, 2004 had total assets of $787,000,000. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent permitted by law, and the Bank is a California state chartered bank and a member of the Federal Reserve System. As a member of the Federal Reserve System and a California state chartered bank, the Bank is subject to regulation, supervision and periodic examination by the Federal Reserve Board, which is its principal federal regulatory agency, and by the California Department of Financial Institutions (the DFI). See “Supervision and Regulation” below in this Section of this Report.

The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of commercial and business loans, including credit lines and accounts receivable and inventory financing, real estate mortgage and construction loans and consumer installment loans. In addition, the Bank provides safe deposit, collection, travelers’ checks, notary public and other customary non-deposit banking services. The Bank currently operates 12 banking offices, one in each of the communities of Glendora, Upland, Claremont, Irwindale, Ontario, Rancho Cucamonga, Covina, Glendale, Corona, Chino, Monrovia, and Temecula California, which are located in the area of Southern California that includes (i) the San Gabriel Valley of Los Angeles County, (ii) the western portions of San Bernardino County, and (iii) the western and southern portions of Riverside County, which together are commonly known as the “Inland Empire.” The Bank’s organization and operations have been designed primarily to meet the banking needs of small-to-medium sized businesses, professionals and consumers, primarily in its market areas.

The Bank emphasizes personalized service, convenience and the ability to customize services to meet the banking needs of its customers in order to attract business within its market areas. Drive-up or walk-up facilities and 24-hour automated teller machines (“ATM’s”) are available at all of its banking offices. The Bank also offers internet banking services to its customers, enabling them to conduct many of their banking transactions with us online, from their businesses or residences, 24 hours per day, seven days per week; and a computerized telephone service, which enables customers to obtain information concerning their bank deposit accounts telephonically at any time day or night.

Consolidated Average Assets and Liabilities. The following table sets forth the average balances for each principal category of our consolidated assets and liabilities, and also of our stockholders’ equity, for each of the years in the three year period ended December 31, 2004. Average balances are based on daily averages for the Bank and monthly averages for the Company, since the Company does not maintain daily average information. We believe that the differences between monthly and daily average data (where monthly data have been used) are not significant. (Dollars are set forth in thousands.)

	2004		2003		2002
	Average Balances	Percent of Total	Average Balances	Percent of Total	Average Balances	Percent of Total
Assets
Investment Securities—Taxable	$145,119	19.4%	$99,453	15.2%	$47,100	8.2%
Investment Securities—Non-Taxable	15,345	2.1	7,992	1.2	8,119	1.4
Federal Funds Sold & Repos	46,176	6.2	34,370	5.3	40,808	7.1
Due from Banks—Time Deposits	7,934	1.1	8,320	1.3	7,544	1.3
Loans	472,250	63.3	451,351	69.1	424,443	73.9
Direct Lease Financing	414	0.1	971	0.1	1,160	0.2
Reserve for Loan and Lease Losses	(4,975)	(0.7)	(4,710)	(0.7)	(4,378)	(0.8)

Net Loans and Leases	467,689	62.7	447,612	68.5	421,225	73.3

Total Interest Earning Assets	682,263	91.5	597,747	91.5	524,796	91.3
Cash and Non-interest Earning Deposits	37,227	5.0	32,085	4.9	29,610	5.2
Net Premises, Furniture and Equipment	4,824	0.5	4,591	0.7	5,206	0.9
Other Assets	22,019	3.0	18,894	2.9	14,722	2.6

Total Assets	$746,333	100.0%	$653,317	100.0%	$574,334	100.0%

Liabilities and Stockholders Equity
Savings Deposits	$351,309	47.1%	$288,756	44.2%	$242,304	42.2%
Time Deposits	70,801	9.5	80,612	12.3	88,824	15.5
Short-term Borrowings	0	—	0	—	0	—
Long-term Borrowings	8,248	1.1	8,248	1.3	667	0.1

Total Interest-Bearing Liabilities	430,358	57.7	377,616	57.8	331,795	57.8
Demand Deposits	248,386	33.3	212,278	32.5	182,178	31.7
Other Liabilities	5,420	0.7	4,843	0.7	5,655	1.0

Total Liabilities	684,164	91.7	594,737	91.0	519,628	90.5
Stockholders’ Equity	62,169	8.3	58,580	9.0	54,706	9.5

Total Liabilities and Stockholders’ Equity	$746,333	100.0%	$653,317	100.0%	$574,334	100.0%

Deposits

Deposits represent the Bank’s primary source of funds that it uses to fund its interest-earning assets, principally loans and investment securities. The following table sets forth, as of December 31, 2004, the different categories of deposits maintained at the Bank and the number of deposit accounts, the average balance of each account and the aggregate dollar amount of the deposits in each such category:

Type of Deposit Account	Number of Accounts	Average Account Balance	Total Deposits
		(Dollars in thousands)
Demand (checking) accounts	28,270	$12,735	$360,010	(1)
Money market accounts	1,837	112,640	206,919	(2)
Savings accounts	9,919	6,475	64,222
Time Deposits(3)
TCDs	181	232,376	42,060
Other time deposits	1,793	19,988	35,839

(1)	Includes $11,170,000 of municipal and other government agency deposits.
(2)	Includes $193,000 of municipal and other government agency deposits.

(3)	In this Report, we use the term “TCDs” to mean time certificates of deposit in denominations of more than $100,000, the term “other time deposits” to mean certificates of deposit in denominations of $100,000 or less; and the term “time deposits” to mean TCDs and other time deposits, collectively.

During the year ended December 31, 2004, average non-interest bearing demand deposits increased by $46.8 million, or 15.4%; average money market checking account deposits increased by $45.1 million, or 32.1%; average savings deposits increased by $6.0 million, or 10.1%; and average time deposits decreased by $9.8 million, or 12.2%, which was attributable to decreases of $1.9 million in TCDs and $8.0 million in other time deposits.

Although there are some business and public agency customers that carry large deposits with the Bank, we do not believe that the Bank is dependent on a single customer or even a few customers for its deposits. Most of the Bank’s deposits are obtained from individuals and small and moderate-size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effect on liquidity that can result from the loss of a substantial depositor. At December 31, 2004, no individual, corporate or public agency depositor accounted for more than 5% of the Bank’s total deposits and the five largest deposit accounts represented, collectively, 10% of total deposits.

Loan Portfolio

We offer a diverse line of loan products, including commercial loans and credit lines, SBA guaranteed business loans, accounts receivable and inventory financing, real estate mortgage and construction loans and consumer loans. The following table sets forth the types, and the amounts (in thousands of dollars), by type, of the loans that were outstanding at December 31, 2004, 2003, and 2002, respectively.

Types Of Loans(1)	December 31,
	2004	2003	2002
Commercial, Financial and Agricultural	$40,287	$44,855	$44,136
Real Estate Construction	15,326	27,077	34,492
Real Estate Mortgage(2)	445,769	381,563	357,707
Consumer Loans	3,101	3,816	4,073
Lease Financing(3)	341	528	1,211
All other Loans (including overdrafts)	1,251	2,263	508

Subtotal	506,075	460,102	442,127
Less:
Unearned Discount	(452)	(54)	(67)

Reserve for Loan and Lease Losses	(5,016)	(4,947)	(4,619)

Total	$500,607	$455,101	$437,441

(1)	All of the Bank’s loans have been made to borrowers in the United States.
(2)	A portion of these loans were made, not for the purpose of financing real properties, but for commercial or agricultural purposes. However, in accordance with the Bank’s credit policies, such loans were secured by deeds of trust on real properties and, therefore, are classified as real estate mortgage loans.
(3)	Lease financing amounts are stated net of unearned income of $33 for 2004; $69 for 2003; and $118,000 for 2002.

Except for the categories of loans set forth in the table above, at December 31, 2004 there were no loans outstanding to borrowers engaged in similar businesses activities that aggregated more than 10% of our loan portfolio.

Commercial Loans. The commercial loans we offer include:

•	secured and unsecured loans with maturities ranging from 12 to 120 months;

•	SBA guaranteed business loans with terms not to exceed 10 years; and

•	accounts receivable financing for terms not exceeding 12 months.

In order to mitigate the risk of borrower defaults, we generally require collateral to support the credit or personal guarantees from the borrower’s owners, or both. In addition, all loans must have well-defined primary and secondary sources of repayment. Generally, lines of credit are granted for no more than a 12-month period and are subject to frequent periodic reviews.

We also offer asset-based lending products that involve a higher degree of risk than other types of commercial loans, because asset-based loans are designed for those borrowers who do not generate cash flow from their operations that is sufficient to enable them to qualify, under our credit underwriting criteria, for unsecured loans. These borrowers generally consist of businesses that are growing rapidly, but cannot internally fund their growth without borrowings. Usually, the collateral for such loans consists of accounts receivable and inventory. We mitigate our risk by requiring loan-to-value ratios of not more than 80% and by regularly monitoring the amount and value of the collateral in order to maintain that ratio. These loans often are supported by additional collateral, usually in the form of first or second mortgages or deeds of trust on real property.

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

Real Estate Loans. Nonresidential real estate loans make up approximately 90% of our real estate loan portfolio, and substantially all of those loans are secured by first mortgages or deeds of trust. The remainder of our real estate loans are secured by first and second deeds of trust on residential real property.

Loans secured by nonresidential real estate often involve loan balances to single borrowers or groups of related borrowers, and generally involve a greater risk of nonpayment than do mortgage loans secured by single and multi-family dwellings. Payments on loans secured by nonresidential real estate depend to a large degree on the results of operations and dependable cash flows generated by the businesses of the borrowers or tenants at the property. As a result, repayment of these loans is affected by changes in economic conditions in general or by the real estate market more specifically. Accordingly, the nature of this type of loan makes it more difficult to monitor and evaluate. Consequently, personal guarantees from the owners of the borrowers are typically required as security for the repayment of such loans.

A customer seeking to obtain a commercial real estate loan must have a good payment record and the real property that will secure the loan must generate sufficient cash flow to cover the debt service of the loan by at least 1.25-to-1 (debt coverage ratio). If the property is owner-occupied, the owner’s business generally must have a debt coverage ratio of at least 1.50-to-1. In addition, we require insurance on the property adequate to protect the collateral value. Generally, these types of loans are written for maximum terms of 10 years with loan-to-value ratios of not more than 70%.

Consumer Loans. We offer a wide variety of loan and credit products to consumers that include personal installment loans, lines of credit and credit cards. We design these products to meet the needs of our customers and some are made at fixed rates of interest and others at adjustable rates. Consumer loans often entail greater risk than real estate mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles, which may not provide an adequate source of loan repayment in the event of a default by the borrower. As a result, consumer loan collections are dependent on borrowers’ ongoing financial stability. Furthermore, bankruptcy and insolvency laws may limit the amount that can be recovered on such loans. We require the borrower to have a good payment record and, typically, a debt-to-asset ratio of not more than 45%.

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

The following table sets forth, as of the end of each of the years in the five year period ended December 31, 2004, the amounts of our loans, by type, (i) that were more than 90 days past due, (ii) as to which the terms of payment had been renegotiated (referred to as “troubled debt restructurings”), or (iii) that had been placed on non-accrual status.

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Loans More Than 90 Days Past Due(1):
Commercial	$9	$—	$—	$34	$—
Real Estate	—	120	—	—	—
Consumer	1	—	5	—	17
Leases	—	—	—	—	—
Troubled Debt Restructurings(2)	—	18	1,096	1,178	858
Non-Accrual Loans(3)	127	608	1,455	2,717	2,319

	$137	$746	$2,556	$3,929	$3,194

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.
(2)	The terms of the restructured loans did not involve any interest deferrals, and the amounts of interest collected in 2004, 2003, 2002, 2001, and 2000, were those required to have been paid in accordance with the original terms of those loans.
(3)	There was one loan on non-accrual status at December 31, 2004, three loans at December 31, 2003, four loans at December 31, 2002, and six loans at each of December 31, 2001 and December 31, 2000. The interest income that would have been collected on these loans had they remained current in accordance with their original terms were $0 in 2004, $90,000 in 2003, $117,000 in 2002, $197,000 in 2001 and $644,000 in 2000.

In accordance with Statement of Financial Accounting Standards N. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114”), as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures” (“SFAS 118”), we consider a loan to be impaired when, based upon current information and events, we believe it is probable that we will be unable to collect the entire amount due according to the contractual terms of the loan agreement. In determining impairment, we primarily evaluate those loans, both performing and non-performing, that are large non-homogenous loans in our commercial and real estate mortgage and construction loan portfolios which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased financial difficulties. In general, payment delays of less than 90 days or payment shortfalls of less than 1% are deemed insignificant and, for that reason, would not necessarily result in the classification of such loans as impaired. However, we consider all non-accrual and troubled debt restructured loans to be impaired. Smaller balance, homogenous loans, which consist primarily of consumer installment, credit card and direct lease financing, are not considered in determining loan impairment.

A loan identified as impaired is placed on non-accrual status and is evaluated at that time and regularly thereafter to determine whether the carrying value of the loan should be written off in its entirety, as a loss, or partially written-down to what is believed to be its recoverable value, or whether the terms of the loan, including the collateral required to secure the loan, should renegotiated with the borrower. Impaired loans are written off or written down when the possibility of collecting the full balance of the loan becomes remote. The average balances of impaired loans in our loan portfolio totaled approximately $641,000 for the fiscal year ended December 31, 2004, down from $1,140,000 for fiscal 2003. During 2004, cash receipts totaling approximately $847,000 were applied to reduce the principal balances of, and $355,000 of interest income was recognized on, impaired loans and we set aside reserves for possible losses specifically on those loans of approximately $27,000, as compared to $19,000 during 2003. Additional information regarding the Bank’s loan loss reserve is set forth below in this Section of this Report under the caption, “The Reserve for Loan Losses.” Additional information regarding SFAS 114, is contained in Note 5 to the Company’s Consolidated Financial Statements that are set forth in Part II, Item 8 of this Report.

Other Potential Problem Loans or Assets. At December 31, 2004, there were no loans in our loan portfolio as to which there were serious doubts as to the ability of the borrower to comply with then present loan repayment terms as to which we had not ceased accruing interest and there were no other interest-earning assets as to which we believe the recovery of the principal or interest is at significant risk.

The Reserve For Loan Losses. The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. In order to recognize on a timely basis, to the extent practicable, losses that can result from such failures, banks establish a reserve or allowance for loan losses by means of periodic charges to income referred to as “provisions for loan losses.” When we believe that collection of a loan has become unlikely, either in whole or in part, the carrying amount of the loan is written down to what is believed to be its recoverable value (in any case where the loan is believed to be collectible in part) or written off in its entirety (in any case where the loan is believed to have become uncollectible in full). The write-down in the value, or the write-off, of the loan is charged against the loan loss reserve. Periodic additions are made to the loan loss reserve by making provisions for loan losses in order (i) to replenish and thereby maintain the adequacy of the reserve following the occurrence of loan losses that have been charged against the reserve, and (ii) to increase the reserve in response to increases in the volume of outstanding loans or deteriorations in economic conditions or in the financial condition of any borrowers that increase the potential for future loan losses. At December 31, 2004 the loan loss reserve totaled approximately $5 million or 1% of total loans and leases then outstanding.

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

	2004		2003		2002		2001		2000
	Reserve for Loan Losses	% of Loans to Total Loans	Reserve for Loan Losses	% of Loans to Total Loans	Reserve for Loan Losses	% of Loans to Total Loans	Reserve for Loan Losses	% of Loans to Total Loans	Reserve for Loan Losses	% of Loans to Total Loans
Commercial, Financial and Agricultural	$525	7.58%	$1,226	10.14%	$1,156	8.60%	$2,668	11.49%	$1,762	12.01%
Real Estate-construction	159	3.41	248	5.88	276	4.82	59	3.94	97	3.43
Real Estate-mortgage	4,296	87.86	3,401	82.55	3,136	85.17	1,452	82.65	1,765	82.32
Installment loans	34	0.72	68	0.83	39	1.02	22	1.15	48	1.74
Lease financing	2	0.09	4	0.11	12	0.27	5	0.32	20	0.32
Other	0	0.33	0	0.49	—	0.12	—	0.45	—	0.18

	$5,016	100.00	$4,947	100.00	$4,619	100.00	$4,206	100.00	$3,692	100.00

The Investment Portfolio

As a customary part of our business, we purchase investment grade securities, consisting primarily of securities issued by the United States government and its agencies and by state and local government agencies, in order to diversify our investment risks and provide a source of liquidity for our operations. Additional objectives of our investment policy are to manage interest rate risk, and reinvest in our market areas, while maximizing earnings that can be generated from a portfolio of investment-grade securities. Each security purchased is subject to credit, maturity and liquidity guidelines that are defined in our investment policy and the securities are reviewed regularly to verify their continued creditworthiness.

The following table summarizes the components of our investment securities at the dates indicated (in thousands):

	December 31,
	2004		2003		2002
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Investment Securities—Held-To-Maturity
U.S. Treasury and Agency	$1,795	$1,790	$2,141	$2,154	$2,290	$2,386
State and Political Subdivisions	4,222	4,407	4,448	4,715	4,678	4,973
Other Securities	1,963	1,963	2,311	2,311	2,311	2,311

Total	$7,980	$8,160	$8,900	$9,180	$9,279	$9,670

Investment Securities–Available-For-Sale
U.S. Treasury and Agency	$183,562	$182,517	$127,514	$127,668	$58,057	$58,588
State and Political Subdivisions(1)	2,237	2,247	7,012	7,169	3,085	3,194
Other Securities	1,954	1,811	1,955	1,813	10,006	9,717

Total	$187,753	$186,575	$136,481	$136,650	$71,148	$71,499

(1)	Includes, in 2004, 2003 and 2002, non-rated certificates of participation evidencing ownership interests in the California Statewide Communities Development Authority—San Joaquin County Limited Obligation Bond Trust, with an amortized cost of $630,000, $840,000, and $1,835,000, and market values of $631,000, $863,000 and $1,890,000, at December 31, 204, 2003, and 2002, respectively.

The following table presents the maturities of our investment securities at December 31, 2004, and the weighted average yields of those securities (which, in the case of tax-exempt obligations are presented on a fully taxable basis assuming a 36.0% tax rate).

	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment Securities Held to Maturity
U.S. Treasury and Agency	$—	—%	$1,795	1.84%	$—	—%	$—	—%
State and Political Subdivisions	270	4.52	2,352	4.41	1,600	5.03	—	—
Other Securities	1,963	—	—	—	—	—	—	—

Total Securities Held to Maturity	$2,233	0.55	$4,147	3.30	$1,600	5.03	—	—

Investment Securities Available for Sale
U.S. Treasury and Agency	$10,237	2.19	$135,660	3.12	$13,250	4.23	$23,370	4.70
State and Political Subdivisions	631	6.21	—	—	—	—	1,616	3.96
Other Securities	133	—	—	—	—	—	1,678	—

Total Securities Available for Sale	11,011	2.39	135,660	3.12	13,250	4.23	26,664	4.36

Total Investment Securities	$13,234	2.08%	$139,807	3.13%	$14,850	4.08%	$26,664	4.39%

Competition

The banking business in California generally, and in our market areas in particular, is highly competitive both for loans and deposits and is dominated by a relatively small number of large multi-regional and large out-of-state based banks which have offices covering wide geographic areas. We compete for loans and deposits with such banks, as well as other independent and community banks that are based or have branch offices in our market areas, and with savings and loan associations, credit unions, mortgage companies, money market and other mutual funds, stock brokerage firms, insurance companies and other traditional and nontraditional financial institutions. We also compete for customers’ funds with governmental and private entities issuing debt or equity securities or other forms of investments which may offer different and potentially higher yields than those available through bank deposits.

Major financial institutions that operate throughout California and that have offices in our service areas include Wells Fargo Bank, Bank of America, Union Bank of California, Washington Mutual Bank, Comerica Bank, Bank of the West and Citibank. Wells Fargo Bank, Bank of America, Comerica and Citibank and Washington Mutual Bank are headquartered outside of California. Independent banks or financial institutions with offices in our service areas include, among others, City National Bank, Citizens Business Bank, PFF Bank & Trust and Vineyard Bank.

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

In order to compete with the financial institutions and financial service organizations operating in our market areas, we rely on our independent status to provide flexible and personalized service to customers. We emphasize personal contacts with customers by our executive officers, directors and employees; develop and participate in local promotional activities; and seek to develop specialized or streamlined services for customers. To the extent customers desire loans in excess of our lending limit or services not offered by us, we attempt to assist customers in obtaining such loans or other services through participations with other banks or assistance from correspondent banks or third party vendors.

Additionally, a growing number of banks and financial services companies are offering customers the ability to effectuate banking transactions with them over the internet. We began offering internet banking services to consumers during 2001 and to our business customers in 2002.

Existing and future state and federal legislation could significantly affect the costs of doing business, the range of permissible activities and competitive balance among major and smaller banks and other financial institutions, all of which could affect the competitive environment in which we operate. We cannot predict the impact such legislation may have on commercial banking in general or on our business in particular. For additional information regarding these matters, see the discussion below under the caption “Supervision and Regulation.”

Supervision and Regulation

Bank holding companies and banks are regulated under extensive federal and state laws. This regulation is intended primarily for the protection of depositors and the FDIC’s deposit insurance fund and not for the benefit of stockholders. Set forth below is a summary description of the material laws and regulations which affect our operations. The description does not purport to be complete and is qualified in its entirety by reference to the laws and regulations that are summarized below.

Foothill Independent Bancorp

General. We are a registered bank holding company subject to regulation under the Bank Holding Company Act and, pursuant to that Act we are required to file periodic reports with, and we are subject to periodic examinations by, the Federal Reserve Board.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks, particularly during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. For this reason, as well as others, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. See “Capital Standards and Prompt Corrective Action” below. A bank holding company’s failure to meet these requirements will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice.

Among the powers conferred on the Federal Reserve Board is the power to require any bank holding company to terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates that the Federal Reserve Board determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of a bank holding company’s debt, including authority to impose interest ceilings and reserve requirements on such debt. Subject to certain exceptions, a bank holding company also is required to file a written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its own common stock or other equity securities. A bank holding company and its non-banking subsidiaries also are prohibited from engaging in “tie-in” arrangements that would require customers of any of its bank subsidiaries to purchase goods or services from the bank holding company or any of its non-bank subsidiaries in order to obtain loan or other services from its bank subsidiaries.

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

Financial Services Modernization Legislation. In 1999, the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was enacted into law. The principal objectives of that Act were to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers to permit a bank holding company system, meeting certain specified qualifications, to engage in a broader range of financial activities and, thereby, to foster greater competition among financial services companies. To accomplish those objectives, among other things, the Financial Services Modernization Act repealed the two affiliation provisions of the Glass-Steagall Act that had been adopted in the early 1930s during the Depression: Section 20, which restricted the affiliation of federally insured banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a federally insured bank and any company or person “primarily engaged” in specified securities activities. The Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. This Act also:

•	broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	provides an enhanced framework for protecting the privacy of consumer information;

•	adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	modifies the laws governing the implementation of the Community Reinvestment Act (which is described in greater detail below); and

•	addresses a variety of other legal and regulatory issues affecting both day-to-day operations and longer-term activities of financial institutions.

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

In order for a bank holding company to become and to continue to be a financial holding company, and therefore to be eligible to engage in these activities, all of its bank subsidiaries must have been found, at their most recent regulatory examinations, to be well capitalized, well managed and, subject to certain limited exceptions, to be in compliance with the Community Reinvestment Act. If, after a bank holding company has become a financial holding company, any of its bank subsidiaries ceases to maintain compliance with any of those requirements, the financial holding company may not acquire any more financial services businesses permitted to financial holding companies until that bank subsidiary again achieves compliance with those requirements. Moreover, if that bank subsidiary fails to come back into compliance with any of those requirements within a period of 180 days, the Federal Reserve Board has the power to require the financial holding company to divest itself of those of its businesses that are engaged in financial activities solely permitted to a financial holding company, or may even require the holding company to divest itself of all of its bank subsidiaries.

In 2002, we became a financial holding company under the Financial Services Modernization Act. Accordingly, as a financial holding company, we are now permitted to engage in any of the above described financial activities, in addition to those deemed closely related to banking and which, as a result, may be engaged in by bank holding companies generally. Additionally, as a financial holding company, we do not need to obtain prior approval for the acquisition of companies or businesses engaged in such financial activities. By contrast, a bank holding company that is not a financial holding company may not engage in such activities. Instead, it is limited to engaging in banking and such other activities as are determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

The Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This Act addresses accounting oversight and corporate governance matters of companies whose securities are registered under the Securities Exchange Act (“public companies”) and, therefore, applies to the Company. Among other things, the Sarbanes-Oxley Act:

•	provided for the creation of a five-member oversight board appointed by the Securities and Exchange Commission, known as the Public Company Accounting Oversight Board (or the “PCOAB”), that sets standards for public accounting firms and invests the PCOAB with investigative and disciplinary powers in exercising its oversight responsibilities;

•	prohibits public accounting firms from providing various types of consulting services to their public company clients and requires accounting firms to rotate partners among public company clients every five years;

•	increased the criminal penalties for financial crimes;

•	required public companies to implement disclosure controls and procedures designed to assure that material information regarding their business and financial performance is included in the public reports they file under the Securities Exchange Act of 1934 (“Exchange Act Reports”);

•	requires the chief executive and chief financial officers of public companies to certify as to the accuracy and completeness of the Exchange Act Reports that their companies file, the financial statements included in those Reports and the effectiveness of their disclosure procedures and controls;

•	requires, pursuant to Section 404 of the Sarbanes-Oxley Act, that (i) the chief executive and chief financial officers of a public company test and certify to the effectiveness of their company’s internal control over financial reporting and (ii) its outside auditors to independently test and issue a report as to whether the company’s internal control over its financial reporting is effective and whether there are any material weaknesses in the company’s internal control over financial reporting;

•	requires that a majority of a public company’s directors be independent of the company’s management and the non-management directors that serve on a public company’s audit committee to meet standards of independence that are more stringent than those that apply to non-management directors generally;

•	requires public companies whose publicly traded securities have a value in excess of $75 million to file their Exchange Act Reports on a more accelerated basis than had been required prior to the adoption of the Sarbanes-Oxley Act;

•	requires more expeditious reporting by directors and officers and other public company insiders regarding their trading in company securities; and

•	established statutory separations between investment banking firms and analysts.

We have taken the actions required by, and we believe we are in compliance with, the provisions of the Sarbanes-Oxley Act that are applicable to us. Among other things, we have implemented disclosure controls and procedures and taken other actions to meet the expanded disclosure requirements and the certification requirements of the Sarbanes-Oxley Act. We also have determined that six of our seven directors meet the independence requirements applicable to directors generally, and that all of the members of our audit committee meet the more stringent standards of independence, established pursuant to the Sarbanes-Oxley Act.

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

Various requirements and restrictions under the Federal and California banking laws affect the operations of the Bank. These laws and the implementing regulations that are promulgated by Federal and state regulatory agencies, cover most aspects of a bank’s operations, including the reserves a bank must maintain against deposits and for possible loan losses and other contingencies; the types of deposits it may obtain and the interest it is permitted to pay on deposit accounts; the loans and investments that a bank may make; the borrowings that a bank may incur; the number and location of banking offices that a bank may establish and the rate at which it may grow its assets; the acquisition and merger activities of a bank; the amount of dividends that a bank may pay; and the capital requirements that a bank must satisfy. A more detailed discussion regarding capital requirements that are applicable to us and the Bank is set forth below under the caption “Capital Standards and Prompt Corrective Action.”

Like other FDIC-insured banks, the Bank is subject to periodic examination by its primary federal regulatory agency, which is the Federal Reserve Board. If, as a result of an examination of the Bank, the Federal Reserve Board were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations have become unsatisfactory or that the Bank or its management is violating any banking laws or regulations, the Federal Reserve Board is empowered to take a number of remedial actions. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to require the Bank to raise additional capital, to restrict the Bank’s growth, to assess civil monetary penalties against the Bank’s officers or directors, to remove a bank’s officers or directors and ultimately to terminate the Bank’s deposit insurance, which would result in a revocation of the Bank’s charter and require it to cease its banking operations.

Additionally, under California law the DFI conducts periodic examinations of the Bank and has many of the same remedial powers as the Federal Reserve Board.

Dividends and Other Transfers of Funds. Dividends from the Bank constitute the principal source of cash for Foothill Independent Bancorp (the “Bancorp”), which is a legal entity separate and distinct from the Bank. The Bank is subject, however, to various statutory and regulatory restrictions on its ability to pay cash dividends to us. In addition, the DFI and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, if either of those agencies deem payment of dividends by the Bank to us to be an unsafe or unsound practice.

Although dividend restrictions of this nature have not been imposed on the Bank in the past, it is possible, depending upon the future financial condition of the Bank and other factors, that either of those agencies could assert that the payment of dividends or other payments by the Bank to the Bancorp might, under some circumstances, constitute an unsafe or unsound practice. Additionally, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks and bank holding companies under its jurisdiction. A failure by the Bank to maintain compliance with the standards set forth in those guidelines could result in the imposition by federal bank regulators, under the prompt corrective action provisions of federal law, of restrictions on the amount of dividends which the Bank would be permitted to pay to us, as well as restrictions on the Bank’s business operations that could restrict its growth and increase its costs of operations and thereby adversely affect its operating results. See “Capital Standards and Prompt Corrective Action” below.

Restrictions on Transactions between the Bank and the Company and Company Affiliates. The Bank is subject to restrictions imposed by federal law on any extensions of credit to, and the issuance of any guarantees or letters of credit on behalf of, the Bancorp or its other affiliates; the purchase of, or investments in, Bancorp stock or other Bancorp securities; the taking of such securities as collateral for loans; and the purchase of assets from the Bancorp or its other subsidiaries. Such restrictions prevent the Bancorp or its other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations in designated amounts. In addition, no such loan or investment by the Bank to or in the Bancorp or any other Bancorp affiliates may exceed 10% of the Bank’s capital and surplus (as defined by federal regulations) and the total of such loans and investments may not exceed, in the aggregate, 20% of the Bank’s capital and surplus. California law also imposes restrictions with respect to transactions between the Bank and the Bancorp and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law.

Capital Standards and Prompt Corrective Action.

Capital Standards. The Federal Reserve Board and the other federal bank regulatory agencies have adopted uniform risk-based minimum capital guidelines intended to require federally insured banking organizations to maintain capital at levels that reflect the degree of risk associated with the banking organization’s operations, both for assets reported on the balance sheet and assets, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk-adjusted percentages, which range from zero percent for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

These guidelines require federally insured banking organizations to maintain a ratio of qualifying total capital-to-risk adjusted assets of at least 8% and a minimum ratio of Tier 1 capital (the sum of a bank’s common stock, non-redeemable preferred stock and retained earnings)-to-risk adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require federally insured banking organizations to maintain a ratio of Tier 1 capital-to-total average assets of 4%, which is referred to as a banking organization’s “leverage ratio.” However, for a banking organization to be rated by a bank regulatory agency above minimum capital requirements, the minimum leverage ratio of Tier 1 capital to total assets must be higher than 4% (see “Prompt Corrective Action and Other Enforcement Mechanisms” below). In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, federal and state banking regulators have the discretion to set individual minimum capital requirements for any banking organization at rates significantly above the minimum guidelines and ratios generally applicable to insured banking organizations, if the regulator believes that the financial condition or operating results of the particular bank are worse than that of, or there are other risks faced by it that are greater than the risks faced by, most commercial banking organizations generally.

Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies, including the Federal Reserve Board, possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including those institutions that fall below one or more the minimum capital ratios prescribed by federal banking regulations.

Each federal banking agency, including the Federal Reserve Board, has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; and

•	critically undercapitalized.

However, a bank that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized, may be treated as though it were in the next lower capital category, if its federal bank regulatory agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice at that institution warrants such treatment. At each successive lower capital category, an insured depository institution is subject to greater operating restrictions and increased Prompt Corrective Action and Other Enforcement Mechanisms supervision. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

The following table sets forth, as of December 31, 2004, the capital ratios of the Bank and compares those capital ratios to the federally established capital requirements that must be met for a bank to be categorized as “adequately-capitalized” and “well-capitalized,” respectively, under the prompt corrective action regulations:

At December 31, 2004	The Bank’s Ratio	To be Adequately Capitalized	To be Well Capitalized
Total Capital to Risk Weighted Assets	13.2%	(=or>) 8.0%	(=or>) 10.0%
Tier I Capital to Risk Weighted Assets	12.3%	(=or>) 4.0%	(=or>) 6.0%
Tier I Capital to Average Assets	9.0%	(=or>) 4.0%	(=or>) 5.0%

As the table indicates, at December 31, 2004 the Bank exceeded the capital ratios required to be classified, and it has been classified by the Federal Reserve Board, as a “well capitalized” institution under the federally established prompt corrective action regulations.

Safety and Soundness Standards. In addition to measures taken under the prompt corrective action provisions, federally insured banking organizations may be subject to potential enforcement actions by federal bank regulatory agencies for unsafe or unsound practices or for violating any law, rule, regulation, or any condition imposed in writing by the agency or in any written agreement entered into by the banking organization with the agency. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns that could, if not corrected, lead to a deterioration in the quality of a bank’s assets or to liquidity or capital problems. Those guidelines set forth operational and managerial standards relating to such matters as:

•	internal controls, information systems and internal audit systems;

•	loan documentation;

•	credit underwriting;

•	asset growth;

•	earnings; and

•	compensation, fees and benefits.

These guidelines also provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured banking organization is expected to:

•	conduct periodic asset quality reviews to identify problem assets, such as problem loans or investments;

•	estimate the inherent losses in problem assets and establish and maintain adequate reserves, such as a loan loss reserve, sufficient to absorb estimated losses;

•	compare problem asset totals to its capital;

•	take appropriate corrective action to resolve problem assets;

•	consider the size and potential risks of material asset concentrations; and

•	provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk to which the bank is exposed.

These guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient to enable the bank to maintain adequate capital and reserves.

FDIC Deposit Insurance. The FDIC operates a Bank Insurance Fund (“BIF”) which insures the deposits, up to federally prescribed limits, of those banks that are subject to regulation by a federal banking regulatory agency and have elected to participate in that Fund (“BIF Members”). The Bank is a BIF Member and, as a result, its deposit accounts are insured up to the maximum amount permitted by law. The FDIC charges all BIF Members an annual assessment for the insurance of their deposits. The amount of a bank’s annual assessment is based on its relative risk of default as measured by (i) the insured bank’s federal regulatory capital risk category, which can range from well capitalized to less than adequately capitalized, and (ii) its supervisory subgroup category, which is based on the federal regulatory assessment of the financial condition of the institution and the probability that FDIC or other corrective action will be required. The assessment rate currently ranges from 0 to 27 cents per $100 of domestic insured deposits. The FDIC has the authority to increase or decrease the rate of the assessment on a semi-annual basis. An increase in the assessment rate would increase the Bank’s costs of doing business.

The FDIC may terminate a bank’s deposit insurance upon finding that it has engaged in any unsafe or unsound practices, is in too unsafe or unsound a condition to continue operations, or has violated any applicable laws, regulations, orders, or conditions imposed by the FDIC or the bank’s primary federal regulatory agency. California does not permit commercial banks to operate without FDIC deposit insurance and, as a result, termination of a California bank’s FDIC insurance would result in its closure.

All FDIC-insured banking institutions also are required to pay an annual assessment for the payment of interest on bonds (known as “FICO Bonds”) that were issued by the Financing Corporation, a federally chartered corporation, to assist in the recovery of the savings and loan industry following the failure of numerous savings and loan institutions in the 1980s. Effective for the first quarter of 2005, the FDIC established the FICO assessment rate at approximately $0.0144 per $100 of assessable deposits of the insured banks. The FICO assessment rate for the fourth quarter of 2004 was approximately $0.0146 per $100 of assessable deposits of the insured banks. The FICO assessment rates are subject to quarterly adjustments by the FDIC to reflect changes in the assessment bases of the FDIC’s insurance funds and, unlike the BIF assessments, do not vary on the basis of a bank’s capital or supervisory risk categories.

Community Reinvestment Act and Fair Lending Developments. The Bank, like other federally insured banking organizations, is subject to fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The Community Reinvestment Act (the “CRA”) generally requires federal bank regulatory agencies to evaluate the performance of the financial institutions which they regulate to determine whether they are meeting the credit needs of their local communities, including low-and moderate-income neighborhoods. A bank’s compliance with its CRA obligations is measured in accordance with a performance-based evaluation system. A bank may incur substantial penalties and be required to take corrective measures in the event it is found to be in violation of the CRA or other fair lending laws. The federal banking agencies also may take compliance with those laws and CRA obligations into account when regulating and supervising other activities of the banks they regulate and their bank holding companies. For example, when a bank holding company files an application with the Federal Reserve Board for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the CRA performance of each of its existing bank subsidiaries, and a finding that such performance has been deficient could be a basis for denying the holding company’s application.

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

USA Patriot Act of 2001. The USA Patriot Act of 2001, enacted into law in response to the terrorist attacks on September 11, 2001, is intended to strengthen the ability of U.S. law enforcement and intelligence agencies to work cohesively to combat terrorism on a variety of fronts. Among other things that Act contains sweeping anti-money laundering and financial transparency laws and imposes various requirements on banking organizations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	requirements for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	obligations to file reports to the Treasury Department’s Financial Crimes Enforcement Network for cash transactions exceeding $10,000; and

•	obligations to file suspicious activities reports if a financial institution believes a customer may be violating U.S. laws or regulations.

The U.S. Treasury Department also has adopted regulations requiring banking institutions to incorporate a customer identification program into their written anti-money laundering plans that would implement reasonable procedures for:

•	verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

•	maintaining records of the information used to verify the person’s identity; and

•	determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Fair and Accurate Credit Transactions Act of 2003 (“FACTA”). FACTA revises certain sections of the Fair Credit Reporting Act (“FCRA”) and establishes additional rights for consumers to obtain copies of and to correct their credit reports; addresses identity theft; and establishes additional requirements for consumer reporting agencies and financial institutions that provide adverse credit information about consumers to those agencies. FACTA also extends the period during which consumers may opt-out of prescreened lists for credit or insurance marketing solicitations; extends the statute of limitations for civil liability for violations of the Fair Credit Reporting Act; and requires a financial institution’s affiliates that exchange consumer information for market solicitation purposes to alert the consumer of the practice and allows the consumer to prohibit permanently all solicitations for marketing purposes. Certain provisions of FACTA became effective at the end of 2004, and its remaining provisions will become effective on various dates in 2005. FACTA also preempts state laws that provide for similar or even more extensive regulations, such as the California Financial Information Privacy Act, which became effective in July 1, 2003 and had imposed disclosure and reporting requirements on financial institutions based in California that were more extensive than those that are contained in FACTA. Because we had already implemented measures to comply with the California Financial Privacy Act, we believe that we will be able to satisfy the material requirements of FACTA and the regulations implementing it without incurring any material increases in our operating expenses.

Check Clearing for the Twenty-First Century Act. The Check Clearing for the Twenty-First Century Act, also known as Check 21, which became effective on October 28, 2004, is intended to revamp the way banks process checks. Check 21 will facilitate check truncation, a process which eliminates the original paper check from the check clearing process. As a result, many checks will be processed electronically. Under Check 21, as a bank processes a check, funds from the check writer’s account are transferred to the check depositor’s account electronically, and an electronic image of the check, which is a processable printout known as a substitute check or Image Replacement Document (IRD), will be considered the legal equivalent of the original check. Banks can choose to send substitute checks as electronic files to be printed on-site or in close proximity to the paying bank. For banking institutions and their clients, these changes have the potential to reduce costs, improve efficiency in check collections and accelerate funds availability, while alleviating dependence on the national transportation system.

Future Legislation and Regulatory Initiatives. In recent years, significant legislative proposals and reforms affecting the banking and financial services industry have been introduced in and considered by Congress, including reforms that would result in a consolidation of the three current federal bank regulatory agencies, the Federal Reserve Board, the FDIC and the Comptroller of the Currency, into a single federal bank regulatory agency. We cannot predict what new proposals might be introduced in the current Congress or whether any will be enacted into law. It is possible, however, that new laws may be adopted that could have a significant impact on the operations and financial performance of banking institutions or the competitive environment in which we operate.

Employees

At December 31, 2004, we had 163 full-time and 86 part-time employees, all of whom are employees of the Bank and three of whom also are employees of the Bancorp. We believe that our relations with our employees is good.

Company Website

Our internet website address is www.foothillbank.com. Our Annual Report to Stockholders and Quarterly Reports as well as all of our SEC Filings are available on our website.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal actions that arise in the ordinary course of our business. None of the legal proceedings that were pending at December 31, 2004 is expected to have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding the current executive officers of the Company and the Bank:

Name	Age	Position with the Company	Position with the Bank
George E. Langley	64	President and Chief Executive Officer	President and Chief Executive Officer

Casey J. Cecala III	49	Executive Vice President	Executive Vice President and Chief Credit Officer

Carol Ann Graf	59	Senior Vice President, Chief Financial Officer and Secretary	Senior Vice President, Chief Financial Officer and Secretary

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

CASEY J. CECALA, III. Mr. Cecala has been the Chief Credit Officer of the Bank since 2001 and was promoted to Executive Vice President in 2003. In May of 2004 he was appointed Executive Vice President of the Company. From 1998 to May 2001, he was a Senior Vice President and Senior Credit Officer of the Bank. From 1992, when he joined the Bank, through September 1998, Mr. Cecala held other management positions with the Bank including as a Vice President.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trading Market for Shares. Our shares of Common Stock are listed and trade on the NASDAQ National Market System under the symbol “FOOT”. The following table sets forth the high and low closing sales prices per share of our Common Stock as reported on the NASDAQ National Market System for each of the fiscal quarters in 2004 and 2003. On March 9, 2005 the closing per share price was $25.19 and, as of that same date, there were 1,026 record stockholders of the Company.

	Trading Prices of Common Stock(1)		Stock Dividends	Cash Dividends
	High	Low
Year Ended December 31, 2004:
First Quarter	$23.44	$20.00	—	$0.13
Second Quarter	22.40	18.91	—	0.13
Third Quarter	23.70	20.00	—	0.13
Fourth Quarter	23.85	21.51	—	0.33

Year Ended December 31, 2003:
First Quarter	$17.11	$14.23	—	$0.11
Second Quarter	18.81	15.83	—	0.12
Third Quarter	20.97	16.71	—	0.12
Fourth Quarter	22.29	19.13	9.0%	0.33

(1)	All trading prices have been retroactively adjusted for prior stock dividends.

Transfer Agent. The transfer agent and registrar for the Company’s shares is Registrar and Transfer Company, the address of which is 10 Commerce Drive, Cranford, New Jersey 07016.

Dividends and Repurchases of Shares

Dividend Policy. It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet not only the capital requirements applicable to the Company and the Bank under applicable government regulations, but also to support our further growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective. Pursuant to this policy, the Company has paid regular quarterly cash dividends since September of 1999 and, in January of 2005, the Board of Directors declared an $0.13 per share cash dividend, which is the 22nd consecutive quarterly cash dividend declared since the current dividend policy was adopted by the Board of Directors. It is currently anticipated that similar cash dividends will be paid during the balance of 2005. However, the Board of Directors may change the amount or frequency of cash dividends, or even suspend the payment of dividends, to the extent that it deems necessary or appropriate to achieve its objective of maintaining capital in amounts sufficient to support our growth as well as to meet regulatory capital requirements.

Stock Repurchases. In January of 2003, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $5,000,000 of its shares of common stock. Repurchases may be made from time-to-time in open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines. As of December 31, 2004, we had repurchased a total of 180,066 shares of our common stock under this program for an aggregate price of approximately $3,496,000.

Restrictions Applicable to the Payment of Dividends and Stock Repurchases. Cash dividends from the Bank represent the principal source of funds available to the Company for paying cash dividends to stockholders and making stock repurchases, at least until such time, if any, as we may acquire or develop any non-banking businesses. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that will be available to the Company to fund any operations that may be conducted by the Company or any subsidiaries other than the Bank or acquisition activity that might be engaged in by the Company, as well as to pay cash dividends to the Company’s stockholders and to repurchase its shares.

California law places a statutory restriction on the amount of cash dividends a state chartered bank may pay to its shareholders. Under that law, which applies to the Bank, without the prior approval of the DFI dividends declared by the Bank may not exceed, in any calendar year, the lesser of (i) the Bank’s net income for the year plus its retained earnings generated in the two preceding years (after deducting all dividends paid during the period), or (ii) the Bank’s aggregate retained earnings. As of December 31, 2004, the sum of the Bank’s net income for that year plus its retained earnings for the prior two years totaled $17,393,000 and its retained earnings totaled $50,298,000.

However, because payment of cash dividends has the effect of reducing a bank’s capital, as a practical matter the capital requirements imposed on the Bank, as a federally insured bank, operate to preclude the payment of cash dividends in amounts that might otherwise be permitted by California law. See “BUSINESS—Supervision and Regulation—Capital Standards and Prompt Corrective Action” contained in Part I of this Report. Additionally, Federal bank regulatory agencies, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable laws.

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

The issuance of the Rights dividend is intended to encourage any one seeking to acquire the Company to negotiate the terms of such an acquisition with the Board of Directors, rather than launching a hostile take over attempt. The Board of Directors believes that, through negotiations, the Board and management would be able to better ascertain the intentions and capabilities of anyone seeking to gain control of the Company and take steps needed to achieve fair and non-discriminatory treatment of all stockholders of the Company. If the Board, as a result of such efforts, comes to support the proposed acquisition, it has the authority to suspend the exercisability of these Rights. However, the existence of the Rights may also have the effect of discouraging acquisition proposals that may be viewed as favorable to the Company’s stockholders.

The foregoing description of the Rights is qualified in its entirety by reference to the Rights Agreement.

The Rights Agent for the Rights is Registrar and Transfer Company, the transfer agent for the Company’s Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected income statement data set forth below for the fiscal years ended December 31, 2004, 2003 and 2002, and the selected balance sheet data as of December 31, 2004 and 2003, are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day and Company, LLP, registered public accountants, that are included elsewhere in this Report and should be read in conjunction with those consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of this Report. The selected income statement data for the fiscal years ended December 31, 2001 and 2000, and the selected balance sheet data as of December 31, 2002, 2001 and 2000, are derived from audited consolidated financial statements examined by Vavrinek, Trine, Day and Company, LLP which are not included in this Report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Income Statement Data
Interest income	$37,030	$35,680	$34,811	$36,736	$38,983
Interest expense	(4,467)	(4,283)	(5,039)	(9,030)	(11,103)

Net interest income	32,563	31,397	29,772	27,706	27,880
Provision for possible loan losses	—	(348)	(460)	(498)	(1,070)

Net interest income after provision for loan losses	32,485	31,049	29,312	27,208	26,810
Other income	5,585	5,613	5,694	5,414	4,604
Other expense	(23,610)	(23,515)	(22,934)	(21,846)	(20,794)

Income before income taxes	14,538	13,147	12,072	10,776	10,620
Applicable income taxes	(5,183)	(4,726)	(4,378)	(3,926)	(3,920)

Net income	$9,355	$8,421	$7,694	$6,850	$6,700

Per Share Data
Net income—Basic(1) (2)	$1.39	$1.27	$1.17	$1.04	$0.97
Net income—Diluted(1) (2)	1.31	1.18	1.09	0.99	0.94
Cash dividends (3)	0.72	0.68	0.43	0.40	0.36
Book value (at year-end) (1)	$9.59	$9.07	$8.76	$7.92	$7.24
Weighted average shares outstanding—Basic (1) (2)	6,721,826	6,613,062	6,562,700	6,571,543	6,906,748
Weighted average shares outstanding—Diluted(1)(2)	7,158,586	7,140,144	7,059,565	6,912,383	7,149,019

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data
Investment securities	$194,555	$145,550	$80,778	$79,743	$70,816
Loans and leases (net)	500,607	455,101	437,441	404,200	364,782
Assets	786,955	686,158	604,818	550,141	505,825
Deposits	709,050	612,049	534,562	475,390	454,041
Other indebtedness(4)	8,248	8,248	8,248	19,000	—
Stockholders’ equity	$64,569	$60,788	$57,576	$51,852	$48,263

(1)	Retroactively adjusted for stock dividends.
(2)	For information regarding the determination of basic and diluted earnings per share, see Note 17 to the Company’s Consolidated Financial Statements.
(3)	For information regarding restrictions affecting the ability of the Company to pay cash dividends, see Note 13 to the Company’s Consolidated Financial Statements.
(4)	For information regarding other indebtedness, see Note 9 to the Company’s Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our audited consolidated financial statements, and the footnotes thereto, contained elsewhere in this report and the statements regarding forward-looking information and the factors that could affect our future financial performance described below in this Report.

Our principal operating subsidiary is Foothill Independent Bank (the “Bank”), which is a California state chartered bank and a member of the Federal Reserve System. The Bank accounts for substantially all of our consolidated revenues and income. Accordingly, the following discussion focuses primarily on the Bank’s operations and financial condition.

FORWARD-LOOKING STATEMENTS

The discussion below in this Section of this Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Any statements as to our expectations or beliefs concerning, or projections or forecasts of, our future financial performance or future financial condition, or with respect to trends in our business or in our markets, are forward-looking statements. Factors that could affect our future operating results and cause them to differ, possibly significantly, from those currently anticipated are described in this Section of this Report, including in the subsections entitled “Critical Accounting Policies” and “Factors That Could Affect Our Future Financial Performance” and, accordingly, this Section of this Report should be read in its entirety.

CRITICAL ACCOUNTING POLICIES

Overview. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices in the banking industry. The information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. However, the carrying value of some of our assets can be affected by the estimates and judgments we make about anticipated future events and circumstances and business and economic trends, and their effects on our operating results. In many cases, the occurrence or non-occurrence and the effects of those events and circumstances are outside of our control. As a consequence, if events or circumstances, or their consequences, turn out differently than we had anticipated when we made our estimates or judgments, our operating results in the future also could prove to be different, possibly materially, than those that are currently expected.

Judgments Regarding Reserves for Potential Loan Losses. The accounting policies we follow in determining the sufficiency of the reserves we establish for possible loan losses require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations. For example, if economic or market conditions were to change in an unexpectedly adverse manner or interest rates were to increase beyond the levels expected by us when we established the reserves for loan losses, those changed conditions could increase the risks of borrower payment defaults, which could require us to increase our reserves for possible future loan losses. Since reserves are increased by a charge against income (known as the “provision for loan losses”), such changed conditions could cause our earnings to decline in the period when those increases are recorded. (A more detailed discussion regarding the provision for loan losses is set forth below in the subsection entitled “Results of Operation — Provision for Loan Losses”.) Additionally, conditions or events of this nature could require us to reduce the carrying values of the loans that are affected by these conditions (often referred to as “loan write-downs or “loan charge-offs”). Since loans represent the largest component of our total assets, unanticipated changes in economic or market conditions potentially can have a significant effect on the amount of our reported assets as set forth on our balance sheet.

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes in our statements of income is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of December 31, 2004, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $3,382,000. Those tax benefits will expire over time unless used and, therefore, the realization of those tax benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully use those benefits. In the event, however, that our income was to decline in future periods, making it less likely that those benefits could be fully used, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits. The creation of such an allowance would result in an increase in the provision we make for income taxes, and, therefore, would have the effect of reducing our net income.

RESULTS OF OPERATIONS

Overview of Fiscal 2004 Operating Results

The principal determinant of a banking organization’s income is its net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on other interest bearing liabilities. A bank’s interest income and interest expense are, in turn, affected by a number of factors, many of which are outside of our control, that affect interest rates and also the demand for loans and the ability of borrowers to meet their loan obligations. Those factors include the monetary policies of the Federal Reserve Board, national and local economic conditions, and competition from other depository institutions and financial services companies.

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, and our net interest income and our net earnings, in the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Interest Income	$37,030	$35,680	$34,811
Interest Expense	4,467	4,283	5,039
Net interest income	32,563	31,397	29,772
Net Income	$9,355	$8,421	$7,694

During 2001 the Federal Reserve Board adopted and began implementing a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy, which was heading into recession. That policy continued throughout 2002 and 2003, as a hoped-for economic recovery had been slow to develop. Pursuant to that policy, the Federal Reserve Board reduced interest rates throughout that period, which caused the prime rate of interest charged by most banks to decline from a high of 9.50% to 4.75% in 2001, to 4.25% in November 2002 and, finally, to 4.00% in June 2003. Those monetary policies, combined with the continued softness in the United States economy, caused the average rate of interest earned on our interest earning assets to decline to 5.5% in fiscal 2004 from 6.0% in fiscal 2003 and from 6.6% in fiscal 2002.

Despite these declines in the yields on our interest earning assets, in fiscal 2004 we achieved a $934,000, or 11.1%, increase in net earnings to nearly $9.4 million in fiscal 2004 from $8.4 million in fiscal 2003. This increase in net income in 2004 was primarily attributable to

•	an increase of $1.17 million in net interest income;

•	an increase in non-interest bearing demand and lower interest bearing savings and money market deposits, and a decline in higher interest-bearing time deposits, in each case relative to total deposits, which largely offset the effect of an increase in the volume of total deposits and increasing interest rates on interest expense; and

•	a reduction in the growth of non-interest expenses, which increased by only $95,000, or less than 0.4%, in 2004 as compared to 2003, even though our total revenues (net interest income plus other income) increased by $1.1 million or 3.1% in fiscal 2004.

As the following table indicates, net earnings for 2004 represented a return on average assets of 1.25% and a return on average equity of 15.05%, compared to 1.29% and 14.35%, respectively, for 2003.

	2004	2003	2002
Return on Assets	1.25%	1.29%	1.34%
Return on Equity	15.05%	14.35%	14.07%
Dividend Payout Ratio	51.80%	53.54%	33.86%
Equity to Asset Ratio	8.33%	8.99%	9.53%

On June 30, 2004, the Federal Reserve Board increased targeted interest rates by one-quarter percent, the first such increase in three and one-half years. Since then, the FRB has increased interest rates on five additional occasions, the most recent occurring on February 2, 2005, each time by one-quarter percent. Those increases, in turn, have led to increases in our prime rate of interest, as well as those charged by most banks, to a current level of 5.50%. Current forecasts project further increases in the prime rate of interest to 6.50% or 7.00% by the end of calendar 2005. If those projected interest rate increases do occur, we expect that our net interest margin and, therefore, also our net interest income will increase modestly during the fiscal year ending December 31, 2005.

Results of Operations for the Years ended December 31, 2004 and 2003.

Net Interest Income. The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, respectively, our interest income and interest expense and our net interest income (in thousands of dollars) and the net yields on average earning assets during those periods

	Year Ended December 31,
	2004	2003	2002
Total interest income(1) (2)	$37,456	$35,993	$35,165
Total interest expense(3)	$4,467	$4,283	$5,039
Net interest income	$32,989	$31,710	$30,126
Net average earning assets(2)	$687,238	$602,457	$529,174
Net yield on average earning assets(1) (2)(4)	4.8%	5.3%	5.7%
Net yield on average earning assets (1) (2) (5)	4.6%	4.8%	5.4%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 35.6 percent for 2004, 35.9 percent for 2003 and 36.3 percent for 2002. Net yield on average assets excludes loan fees.
(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $4,975,000 in 2004, $4,711,000 in 2003 and $4,378,000 in 2002. Loan fees of $1,456,000 in 2004, $2,581,000 in 2003 and $1,463,000 in 2002, are included in interest income. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans has been excluded. There was one non-accruing loan of $127,000 (0.02% of total loans outstanding) at December 31, 2004, and three non-accruing loans totaling $608,000 (0.1% of total loans outstanding) at December 31, 2003 and four non-accruing loans totaling $1,455,000 (0.4%, of total loans outstanding) at December 31, 2002.
(3)	Includes savings, money market deposit accounts and time certificates of deposit.
(4)	Net yields were determined inclusive of loan fees.
(5)	Net yields were determined exclusive of loan fees.

Increase in interest income. The increase in interest income in fiscal 2004 was primarily attributable to the following factors (set forth in order of importance in terms of their effect on interest income):

•	increases in loan volume and in the volume of investment securities; and

•	an increase in loan prepayment fees, due to refinancings of mortgage loans, or mortgage loan payoffs on sales of real properties, by borrowers who chose to take advantage of declining interest rates or increasing property values in our markets.

Although these mortgage loan refinancings and payoffs generated increased fee income that helped to increase our interest income in 2004, they could have the effect of reducing average yields on outstanding loans and, therefore, our net interest margin in future periods, because the loans that were refinanced or repaid generally bore interest at higher rates than the other loans in our loan portfolio.

Increase in interest expense. The increase in interest expense was primarily attributable to the increase in the volume of interest bearing checking, savings and money market deposits, partially offset by a decline in time deposits which bear higher rates of interest.

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

	2004			2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets:
Investment Securities
U.S. Treasury	$863	$18	2.1%	$555	$17	3.1%	$349	$15	4.3%
U.S. Government Agencies	139,477	4,365	3.1	95,771	2,973	3.1	43,629	2,007	4.6
Municipal Securities(1)	15,345	1,023	6.7	7,992	600	7.5	8,119	657	8.1
Other Securities	4,779	184	3.9	3,127	100	3.2	16,426	390	2.4

Total Investment Securities	160,464	5,590	3.5	107,445	3,690	3.4	68,523	3,069	4.5
Federal Funds Sold	46,176	653	1.4	34,370	359	1.0	27,504	430	1.6
Due from Banks – Time	7,934	136	1.7	8,320	122	1.5	7,544	194	2.6
Loans(2)	472,250	31,045	6.6	451,351	31,742	7.0	424,443	31,379	7.4
Lease Financing(1)	414	32	7.7	971	80	8.2	1,160	93	8.0

Total Interest-Earning Assets(1)	$687,238	$37,456	5.5%	$602,457	$35,993	6.0%	$529,174	$35,165	6.6%

Interest Bearing Liabilities:
Domestic Deposits & Borrowed Funds:
Savings Deposits(3)	$351,309	$3,226	0.9%	$288,756	$2,585	0.9%	$242,305	$2,784	1.1%
Time Deposits	70,801	847	1.2	80,612	1,325	1.6	88,824	2,216	2.5
Short-Term borrowings	—	—	0.0	—	—	0.0	—	—	0.0
Long-Term borrowings	8,248	394	4.8	8,248	373	4.5	667	39	3.7

Total Interest-Bearing Liabilities	$430,358	$4,467	1.0%	$377,616	$4,283	1.1%	$331,796	$5,039	1.5%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 35.6% for 2004, 35.9% for 2003 and 36.3% for 2002.
(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $4,975,000 in 2004, $4,711,000 in 2003, and $4,378,000 in 2002. Loan fees of $1,455,000 in 2004, $2,582,000 in 2003, and $1,463,000 in 2002 are included in interest income. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans has been excluded. There was one non-accruing loan of $127,000 (0.023 of total loans outstanding) at December 31, 2004, three non-accruing loans totaling $608,000 (0.1% of total loans outstanding) at December 31, 2003 and four non-accruing loans totaling $1,455,000 (0.4%, of total loans outstanding) at December 31, 2002.
(3)	Includes NOW and Money Market Deposit Accounts.

Net Interest Margin, Rate Sensitivity and Market Risk.

Net Interest Margin and Rate Sensitivity. Net interest margin is the difference between the interest we earn on our loans and other interest earning assets, on the one hand, and the interest we pay on deposits and other interest bearing liabilities on the other hand, and is the principal determinant of net interest income.

Like other banking organizations, our net interest margin is affected by a number of factors, including the relative percentages or the “mix” of:

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

Impact of Changes in the Mix of Earning Assets and in the Mix of Interest Bearing Liabilities. The increase in net interest income in 2004 was due primarily to (i) an increase in the volume of our outstanding loans, which we believe was attributable principally to marketing programs conducted in 2004, (ii) an increase in the volume of investment securities, funded, in part, from reductions in other, lower yielding, earning assets, and (iii) the effects of a decline in interest rates paid on interest bearing deposits during the first nine months of 2004, coupled with a reduction in the volume of our higher-priced time deposits that resulted from a decision we made to allow some of those deposits to “run off” rather than to seek their renewal.

The following table sets forth changes in interest earned, including loan fees, and interest paid in each of the years ended December 31, 2004 and 2003 and the extent to which those changes were attributable to changes in the volume or changes in the mix of interest-earning assets and changes in the volume or changes in the mix of interest-bearing liabilities. Changes in interest earned and interest paid due both to rate and volume changes have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each category. (Amounts are in thousands).

	Investment Securities		Federal Funds Sold	Loans (1)		Direct Lease Financing(1)	Time Deposits	Total
Interest Earned On	Taxable	Non- Taxable (1)
2004 compared to 2003:
Increase (decrease) due to:
Volume Changes	$430	$923	$145	$1,430		$(43)	$(6)	$2,879
Rate Changes	1,047	(500)	149	(2,127	)(2)	(5)	20	(1,416)

Net Increase (Decrease)	$1,477	$423	$294	$(697)		$(48)	$14	$1,463

2003 compared to 2002:
Increase (decrease) due to:
Volume Changes	$438	$(36)	$92	$1,972		$(16)	$18	$2,468
Rate Changes	240	(21)	(163)	(1,609	)(2)	3	(90)	(1,640)

Net Increase (Decrease)	$678	$(57)	$(71)	$363		$(13)	$(72)	$828

Interest Paid On:	Savings Deposits	Other Time Deposits	Long Term Borrowings (3)	Short Term Borrowings	Total
2004 compared to 2003:
Increase (decrease) due to:
Volume Changes	$573	$(147)	$—	$—	$426
Rate Changes	68	(331)	21	—	(242)

Net Increase (Decrease)	$641	$(478)	$21	$—	$184

2003 compared to 2002:
Increase (decrease) due to:
Volume Changes	$479	$(190)	$345	$—	$634
Rate Changes	(678)	(701)	(11)	—	(1,390)

Net Increase (Decrease)	$(199)	$(891)	$334	$—	$(756)

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities, loans and leases using tax rates which approximate 35.6% for 2004 and 35.9% in 2003.
(2)	Includes a decrease in loan fees of $1,126,000 in 2004 and an increase in loan fees of $1,119,000 in 2003. In 2002 loan fees declined by $100,000.

(3)	Long term borrowings in 2004, 2003 and 2002 consist of junior subordinated debentures issued in December 2002. Those debentures mature in 30 years and bear interest at a rate equal to the three-month LIBOR (London Inter Bank Offered Rate) rate plus 3.25% The interest rate on those borrowings in effect at December 31, 2004 was 5.80%.

Impact on Net Interest Margins of the Mix of Fixed and Variable Rate Loans. As a general rule, in an interest rate environment characterized by declining market rates of interest, which occurred during the period from 2001 to mid-2004, a bank with a relatively high percentage of variable rate loans would experience a decline in net interest margins because such loans would have “repriced” automatically when market rates of interest declined. By contrast, as a general rule, a bank with a large proportion of fixed rates loans would have experienced an increase in net interest margins, because (i) the interest rates on those fixed rate loans would not have declined in response to declines in market rates of interest (although such declines might eventually have resulted in early prepayments of some of those loans by borrowers seeking to refinance at lower rates of interest), and (ii) the interest paid on its deposits would have declined. In a period of increasing interest rates, however, the interest margin of banks with a high proportion of fixed rate loans generally will suffer because they will be unable to “reprice” those loans to fully offset the increase in the rates of interest they must offer to retain maturing time deposits and attract new deposits. A bank with a higher proportion of variable loans in an environment of increasing market rates of interest will, on the other hand, generally be able to offset more fully the impact of rising rates of interest on the amounts they must pay to retain existing and attract new deposits.

The following table sets forth the maturities of our loans, and the mix of fixed and variable rate loans, as of December 31, 2004 (in thousands):

	Maturing
	Within One Year	One to Five Years	After Five Years	Total
Total fixed rate loans	$4,922	$53,892	$278,646	$337,460
Total variable rate loans	32,918	29,493	106,204	168,615

Total	$37,840	$83,385	$384,850	$506,075

Impact on Net Interest Margins of the Mix of Demand, Savings and Time Deposits. In a period of declining market rates of interest, all other things being equal, a bank with a greater proportion of demand, savings and money market deposit accounts (“core deposits”), as compared to time deposits, is likely to have, at least for the short term, a higher interest margin than a bank with a greater proportion of time deposits. A bank with a higher proportion of time deposits must wait for its time deposits to mature before it can implement reductions in the rates of interest it must pay on those deposits in response to declining market rates of interest. By contrast, such reductions can be implemented more quickly on savings and money market deposits. In a period of increasing market rates of interest, all other things being equal, a bank with a higher proportion of time deposits will generally have, at least for the short term, a higher interest margin than a bank with a higher proportion of savings deposits and a lower proportion of time deposits, because a bank need not increase the interest it pays on its time deposits until they mature, while it will usually have to increase its interest rates on savings and money market deposits to be able to retain them in response to increasing market rates of interest and competition from other depository institutions.

The average amounts (in thousands) of and the average rates paid on our deposits, by type, in the year ended December 31, 2004 are summarized below:

	Year Ended December 31, 2004
	Average Balance	Average Rate
Noninterest bearing demand deposits	$248,386	0.0%
Savings Deposits(1)	351,309	0.9%
Time Deposits(2)	70,801	1.2%

Total Deposits	$670,496	0.6%

Market Risk and Net Interest Margin in 2004 and 2003. As demonstrated by the impact of the reductions in market rates of interest during the three year period that ended in June 2004, our net interest margin and, therefore, our net interest income and net earnings are affected by changes in market rates of interest (which we sometimes refer to as “market risk”). We attempt to reduce our exposure to market risk associated with interest rate fluctuations by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations or as costly as are time deposits, (ii) to match opportunities to “reprice” interest earning assets and interest bearing liabilities in response to changes in market rates of interest, and (iii) to change the mix of interest earning assets and interest bearing liabilities in a manner that is designed to achieve increases in net interest income.

In an effort to counteract the downward pressure on net interest margin, during the past year we have (i) continued sales and marketing programs that are designed to increase our volume of loans, on which yields are higher than other earning assets, (ii) continued marketing programs designed to attract lower cost and less volatile core deposits while allowing higher priced time deposits to “run-off,” in order to reduce our interest expense; and (iii) continued a loan repricing policy, first implemented in 2003, which places an interest rate “floor,” currently at 4.59%, that is applicable to all new variable interest rate loans that we make. There is also an interest “cap” on these loans, which is currently at 8.99%.

As a result of these measures, at December 31, 2004:

•	the volume of outstanding loans was $45.8 million, or 10.0%, greater than at December 31, 2003;

•	the volume of demand, savings and money market deposits was $93.7 million, or 17.4%, greater than at December 31, 2003, and represented 89% of total deposits as compared to 88% at December 31, 2003; and

•	time deposits (including those in denominations of $100,000 or more) represented 11%, of total deposits, as compared to 12% at December 31, 2003.

Despite these measures, our net interest margin (that is, tax-adjusted net interest income stated as a percentage of average interest-earning assets) was 4.80% for the year ended December 31, 2004, compared to 5.27% for the year ended December 31, 2003. That decline was primarily due to the decrease in market rates of interest during the first nine months of 2004. However, notwithstanding that decline we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $500 million-to-$1 billion (Peer Group Banks), primarily because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of the Peer Group Banks and to increase the volume of our loans which generate higher yields than do our other interest earning assets.

The ability to maintain our net interest margin is not entirely within our control, however, because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas.

Moreover, the effect on a bank’s net interest margin of changes in market rates of interest is affected by the types and maturities of its earning assets and deposits. For example, a bank with a relatively high percentage of fixed rate loans will often encounter an increase in prepayments of those loans during periods characterized by declining market rates of interest, thereby offsetting the potential positive impact of the fixed rate loans on net interest margins. Additionally, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until such deposits mature. Also, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which will affect a bank’s net interest margin.

Provision for Loan and Lease Losses. Like virtually all banking organizations, we follow the practice of maintaining a reserve (the Loan Loss Reserve) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what we estimate is its realizable value. This reduction, which is referred to as a loan “charge-off” or “write-down,” is charged against and, to that extent, reduces the amount of our Loan Loss Reserve. We also periodically increase the Loan Loss Reserve (i) to replenish that Reserve after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of our outstanding loans, and (iii) to take account of increases in the risk of potential losses, which can occur due to a deterioration in the condition of borrowers or in the value of the property or other assets securing non-performing loans, or due to adverse changes in national or local economic conditions. Those increases and additions are made through a charge against income referred to as the “provision for loan and lease losses.” Recoveries of loans previously charged-off are added back to and, to that extent, increase the Loan Loss Reserve and, therefore, may reduce the amount of the provision that we would need to make to maintain the Loan Loss Reserve at a level that we believe to be adequate.

We employ economic models that are based on bank regulatory guidelines, industry standards and historical experience, to evaluate and determine the adequacy of our Loan Loss Reserve and, therefore, also the amount of the provision that we make for potential loan losses. However, those determinations involve judgments or forecasts about existing economic trends and future economic and market conditions, and about the impact those trends and conditions may have on the ability of borrowers to repay their loans. Those judgments and forecasts are subject to uncertainties over which we have no control. As a result, actual trends or future conditions and their effects on the performance of our loan portfolio may differ, possibly significantly, from those anticipated by us at the time we make judgments about the adequacy of our Loan Loss Reserve and the need to make additional provisions for potential loan losses. Additionally, the actual performance of our portfolio of loans in the future also can be affected by unanticipated events or conditions that might affect our particular service areas, such as earthquakes or other natural disasters. See the discussion above under the caption “Critical Accounting Policies” and below under the caption “Factors That Could Affect Our Future Financial Performance.” Since loans represent the largest portion of our total assets, these judgments and forecasts can have a significant effect on the amount of our reported assets as set forth on our balance sheet. Those judgments also determine the amount of the provisions we make for possible loan losses and, therefore, can have a significant effect on our operating results, as well. If conditions or circumstances change from those that were expected at the time those judgments or forecasts were made, it could become necessary to increase the Loan Loss Reserve by making additional provisions for loan losses that would adversely affect our operating results. Additionally, to the extent those conditions or events were to result in loan charge-offs, the total amount of our reported loans would decline as well.

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

The following table sets forth an analysis of our loan loss experience, by category, for the past three years (with dollars in thousands).

	Year Ended December 31,
	2004	2003	2002
Average amount of loans and leases outstanding(1)	$472,664	$452,322	$425,603

Loan and lease loss reserve at beginning of year	4,947	4,619	4,206

Charge-Offs – Domestic Loans(2):
Commercial, financial and agricultural	(74)	—	(77)
Real Estate-construction	—	—	—
Real Estate-mortgage	—	(25)	—
Consumer	(15)	(46)	(18)
Lease Financing	—	(12)	—
Other	—	—	—

Total Charge-Offs	(89)	(83)	(95)
Recoveries – Domestic Loans(2):
Commercial, financial and agricultural	126	62	46
Real Estate-construction	—	—	—
Real Estate-mortgage	26	—	—
Consumer	6	1	2

Total Recoveries	158	63	48

Net Recoveries (Net Charge-Offs)	69	(20)	(47)
Additions charged to operations	—	348	460

Loan and lease loss reserve – balance at end of year	$5,016	$4,947	$4,619

Ratios:
Net charge-offs to average loans/leases outstanding during the year	(0.015)%	0.004%	0.011%
Loan loss reserve to total gross loans	1.00%	1.08%	1.04%
Net loan charge-offs to loan loss reserve	(1.38)%	0.40%	1.02%
Net loan charge-offs to provision for loan losses	0.00%	5.75%	10.22%
Loan loss reserve to non-performing loans	3949.61%	813.65%	317.46%

(1)	Net of unearned discount.
(2)	We do not have any loans outstanding to borrowers in foreign countries and therefore there are no foreign loan charge-offs or recoveries to report for any of the periods presented in the table above.

We did not make any provisions for potential loan losses during 2004. By contrast, in 2003 we made provisions totaling $348,000. Our decision not to make any provisions in 2004 for potential loan losses was based on our review of the quality of our loans, our historical loan loss experience in the prior two years during which loan losses were immaterial despite difficult economic conditions, and our forecasts of economic and market trends, all of which led us to conclude that our Loan Loss Reserve remained adequate to cover possible future loan losses. At December 31, 2004 the Loan Loss Reserve was approximately $5,016,000 or 1.00% of total loans and leases outstanding, compared to approximately $4,947,000 or 1.08% of total loans and leases outstanding at December 31, 2003. While we did not make a provision in 2004 for potential loan losses, we did make a $78,000 provision to the reserve for potential losses on off-balance sheet commitments in the third quarter of 2004. That provision, which is recorded as part of our other expenses, was necessitated by an increase in the balance of outstanding unfunded lines of credit during that period and was not due to any perceived change of an adverse nature in the financial condition of customers to which unfunded lines of credit had been made.

At December 31, 2004, non-performing loans (which consist primarily of loans for which there have been no payments of principal or interest for more than 90 days) totaled $127,000, or 0.02% of total loans then outstanding, compared to $608,000, or 0.1%, of total loans outstanding at December 31, 2003 and $1,455,000 or 0.4% of total loans outstanding at December 31, 2002. As a result of that improvement, the ratio of our Loan Loss Reserve to non-performing loans improved to 3,949.61% at December 31, 2003, as compared to 813.65% and 317.468% at December 31, 2003 and 2002, respectively.

Non-Interest Income. The following table identifies the components of and the percentage changes in non-interest income in 2004 as compared to 2003.

	Year Ended December 31,		% Increase (Decrease)
	2004	2003	2004 vs. 2003
	(Dollars in thousands)
Non Interest Income
Services fees	$4,999	$5,000	(0.2)%
Gain on sale of SBA loans	5	5	N/M
Other	581	608	(4.4)%

	$5,585	$5,613	(0.5)%

The decrease in non-interest income was primarily attributable to decreases in transaction fees and service charges collected on deposits and other banking transactions as compared to 2003.

Non-Interest Expense. Non-interest expense (also sometimes referred to as “other expense”) consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses, such as insurance premiums, marketing expenses, data processing costs, professional fees and provisions made to establish contingency reserves, such as the $78,000 provision to the reserve for potential losses on off-balance sheet commitments discussed above.

In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits as a means of maintaining the Bank’s net interest margin, it has been our policy to provide a higher level of personal service to our customers than the level of service that is typically provided by many of our competitors. As a result, we have more banking personnel than many of our competitors of comparable size, which is reflected in our non-interest expense. However, we believe that this higher level of service has helped us to retain our existing deposit customers and attract new customers, which has enabled us to achieve an average net interest margin that exceeds the average net interest margin of the banks in our Peer Group.

Set forth below is information regarding non-interest expense incurred by us in the years ended December 31, 2004 and 2003:

	Year Ended December 31,		% Increase (Decrease)
	2004	2003	2004 vs. 2003
Non Interest Expenses
Salaries and employee benefits	$11,697	$11,822	(1.1)%
Net occupancy expense of premises	2,631	2,496	5.4%
Furniture and equipment expenses	1,665	1,537	8.3%
Other expenses	7,617	7,660	(0.6)%

	$23,610	$23,515	0.4%

Efficiency Ratio	63.0%	63.9%

As the table above indicates, non-interest expense increased only modestly in 2004, as compared to 2003, as reductions in employee compensation expenses substantially offset increases in our net occupancy expense and expenses incurred in procuring additional equipment and furnishings. As a result of the fact that, in 2004, non-interest expense increased by only $95,000, while our net interest income increased by nearly $1.2 million, we were able to improve our efficiency ratio to 63.0% from 63.9% in 2003. The efficiency ratio is, basically, the ratio of non-interest expense (adjusted to exclude non-recurring expenses) to the sum of net interest income and non-interest income (as adjusted to exclude any non-recurring income).

Income Taxes. The following table sets forth comparative information regarding the provisions that we made for income taxes and our effective income tax rates for the periods ended December 31, 2004 2003 and 2002, respectively:

	2004	2003	2002
Income before income taxes	$14,538	$13,147	$12,072
Provision for income taxes	$5,183	$4,726	$4,378
Effective tax rate	35.7%	36.0%	36.3%

The increase in the provision for income taxes was primarily the result of the increases in our pre-tax income. As discussed above, under the caption “Critical Accounting Policies” our effective income tax rates reflect the beneficial impact of our ability to use certain income tax benefits available under state and federal income tax laws.

FINANCIAL CONDITION

Total Assets. Our total assets increased during 2004 by approximately $100.8 million, or 14.7%, to $786.9 million at December 31, 2004 from $686.2 million at December 31, 2003. Contributing to the growth of our assets in 2004 were increases of $45.5 million, or 10.0%, in outstanding loans and $49.0 million, or 33.7%, in our investment portfolio. Those increases were funded primarily by an increase in total deposits.

The following tale sets forth the dollar amounts (in thousands) of our interest earning assets at December 31:

	2004	2003
	(In thousands)
Federal funds sold and overnight repurchase agreements	$28,900	$18,500
Interest-bearing deposits in other financial institutions	9,803	7,425
Investment securities held-to-maturity	7,980	8,900
Investment securities available-for-sale	186,575	136,650
Total loans, net	500,607	455,101

We currently anticipate that we will achieve modest asset growth in the year ending December 31, 2005, which is expected to result from increased lending and deposit activity that we expect will be generated by our marketing programs.

Loans

Types of Loans. Set forth below is information regarding the actual volume of our loans, by type or category of loan, at December 31:

	2004	2003	2002	2001	2000
	(In thousands)
Types of Loans:
Commercial, financial and agricultural	$40,287	$44,855	$44,136	$48,077	$47,744
Real Estate construction	15,326	27,077	34,492	16,091	12,647
Real Estate mortgage	445,769	381,563	357,707	337,626	299,981
Consumer	3,101	3,816	4,073	4,718	6,400
Lease Financing	341	528	1,211	1,360	1,164
All other (including overdrafts)	1,251	2,263	508	626	679

Subtotal:	$503,075	$460,102	$442,127	$408,498	$368,615

Less:
Unearned Discount	(452)	(54)	(67)	(92)	(141)
Reserve for loan and lease losses	(5,016)	(4,947)	(4,619)	(4,206)	(3,692)

Total	$500,607	$455,101	$437,441	$404,200	$364,782

Loan Maturities. The maturities of our loans, as of December 31, 2004, presented by type or category of loan, is set forth below (in thousands):

	Maturing
	Within One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$17,217	$10,885	$10,496	$38,598
Real Estate construction	5,981	2,221	7,124	15,326
Real Estate mortgage	12,024	68,816	366,618	447,458
Consumer	1,903	665	533	3,101
Lease Financing	0	341	—	341
All other	716	457	78	1,251

Total	$37,841	$83,385	$384,849	$506,075

Information Regarding Non-Performing Loans. The table which follows sets forth, as of the end of each of the years in the five year period ended December 31, 2004, the amounts of the Bank’s loans (i) that were more than 90 days past due, (ii) as to which the terms of payment had been renegotiated (referred to as “troubled debt restructurings”), or (iii) that had been placed on non-accrual status.

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Loans More Than 90 Days Past Due(1):
Aggregate Loan Amounts:
Commercial	$9	$—	$—	$34	$—
Real Estate	—	120	—	—	—
Consumer	1	—	5	—	17
Aggregate Leases	—	—	—	—	—
Troubled Debt Restructurings(2)	—	18	1,096	1,178	858
Non-Accrual Loans(3)	127	608	1,455	2,717	2,319

	$137	$746	$2,556	$3,929	$3,194

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.
(2)	The terms of the restructured loans did not involve any interest deferrals, and the amounts of interest collected in 2003, 2002, 2001 and 2000 were those required to have been paid in accordance with the original terms of those loans.
(3)	There was one loan on non-accrual status at December 31, 2004, three loans at December 31, 2003, four loans at December 31, 2002, six loans at each of December 31, 2001 and December 31, 2000. The interest amounts that would have been collected on these loans had they remained current in accordance with their original terms were $-0- in 2004, $90,000 in 2003, $117,000 in 2002, $197,000 in 2001, and $644,000 in 2000.

Deposits. During 2004 we again conducted programs that enabled us to increase deposits to provide additional funds that we used to grow our loan and investment portfolios. Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in each of the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$248,386	—	$212,278	—	$182,178	—
Savings deposits(1)	351,309	0.92%	288,756	0.89%	242,304	1.15%
Time deposits(2)	70,801	1.20%	80,612	1.64%	88,824	2.49%

Total deposits	$670,496	0.61%	$581,646	0.67%	$513,306	0.98%

(1)	Includes NOW and Money Market Deposit Accounts.
(2)	Includes time certificates of deposit in denominations greater than and less than $100,000.

As indicated in the above table, in 2004 the average volume of deposits increased by $88.2 million, or 15.1%, as compared to the volume of deposits during 2003. Contributing to that increase was an increase of $98.0 million, or 19.5%, in the volume of our average core deposits, made up of demand deposits, which do not bear interest, and savings and money market deposits, on which we pay lower rates of interests than on time deposits. At the same time, during 2004, we reduced the average volume of time deposits (including those in denominations of $100,000 or more) by $9.8 million, or 12.2%. As a result, our core demand, savings and money market deposits represented 89.0% of total deposits at the end of 2004 as compared to 87.8% at the end of 2003, with time deposits (including those in denominations of $100,000 or more) representing 11.0% of total deposits in 2004 as compared to 12.2% in 2003.

Liquidity Management. We have established liquidity management policies which are designed to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In accordance with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At December 31, 2004, the principal sources of liquidity consisted of $23.6 million in cash and demand balances due from other banks and $28.9 million of Federal funds sold and overnight repurchase agreements which, together, totaled $52.5 million. Other sources of liquidity include $176.1 million in securities available for sale, of which approximately $10.9 million mature within one year; $0.3 million in securities held to maturity which mature within one year; and $9.8 million in interest-bearing deposits at other financial institutions, which mature in 6 months or less. In addition, substantially all of the Bank’s installment loans and leases, the amount of which aggregated $3.4 million at December 31, 2004, require regular installment payments from customers, providing us with a steady flow of internally generated cash.

We also have a revolving line of credit from the Federal Home Loan Bank, under which available and unused borrowings totaled $35.0 million as of December 31, 2004. Borrowings under that credit line are secured by a pledge of some of our outstanding loans. We also have established loan facilities that would enable us to borrow up to $13 million of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise. Finally, if necessary, we could obtain additional cash by selling time certificates of deposit into the “CD” market. However, as a general rule, it has been and continues to be our policy to make use of borrowings under the credit line or loan facilities to fund short-term cash requirements, before selling securities or reducing deposit balances at other banks and before selling time certificates of deposit.

Cash Flows.

Net Cash Provided by Operations. During the year ended December 31, 2004 operations generated net cash of $9.4 million as compared to $4.6 million in the year ended December 31, 2003. This increase was primarily attributable to a $1.8 million increase in interest and fee income generated by our interest-earning assets and a $3.9 million increase in service fees and other income. By contrast, cash outflows from operations, principally interest paid on interest-bearing deposits and cash paid to fund employee compensation expense and accounts payable, increased by only $870,000 in 2004 as compared to 2003.

Net Cash Used in Investment Activities. In 2004, we used cash of approximately $102.3 million for investment activities, consisting primarily of purchases of securities held for sale and increases in loan volume, that were funded primarily by sales of lower yielding held-for-sale securities, funds from increases in deposits, and decreases in the amount of deposits held at other banks.

Net Cash Provided by Financing Activities. Financing activities, consisting primarily of a $97.1 million increase in deposits and proceeds from the exercise of employee stock options, generated net cash of $92.3 million in 2004, as compared to $72.4 million in 2003. We used that cash in 2004 to fund the increases, as described above, in interest earning assets, principally loans and available-for-sale securities, and to pay cash dividends to our stockholders totaling $4.9 million and to repurchase $500,000 of our outstanding shares.

Contractual Obligations.

Set forth below is information regarding our material contractual obligations as of December 31, 2004:

Operating Lease Obligations. As of December 31, 2004, the amounts of our future minimum payment obligations (stated in thousands) under real property and equipment leases were:

Year	Amount
2005	$1,325
2006	1,046
2007	879
2008	744
2009	677
Thereafter	1,645

Total	$6,316

Maturing Time Certificates Of Deposits. Set forth below is a maturity schedule, as of December 31, 2004, of domestic time certificates of deposit of $100,000 or more (with amounts stated in thousands):

At December 31, 2004
Three Months or Less	$19,542
Over Three through Six Months	5,777
Over Six through Twelve Months	5,725
Over Twelve Months	11,016

Total	$42,060

Based on our historical experience, we believe that at least 80% of these time certificates of deposit will be renewed by depositors, unless we decide to reduce the volume of such deposits by reducing the interest rates we will pay to maintain them.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as, and augment, capital for regulatory purposes. Pursuant to those rulings, in December of 2002 we issued $8,248,000 of floating rate junior subordinated deferrable interest debentures (the “Debentures”) to an institutional investor as part of a pooled securitization transaction by that investor. The trust preferred securities were issued and sold by a grantor trust, of which we own all of the outstanding common securities, and the net proceeds from the sale of the trust preferred securities were paid to us in exchange for the issuance of the Debentures to the trust. The payment terms of the Junior Subordinated Debentures correspond to the payment terms of the trust preferred securities and payments on the Debentures have been and in the future will be used to make interest and principal payments that come due to the institutional investor on the trust preferred securities.

The Debentures are subordinated to all of our existing and future borrowings and mature on December 26, 2032; but are redeemable, at par, at our option beginning December 26, 2007. We are required to make quarterly interest payments on these Debentures at an interest rate which, as of December 26, 2004, was 3.25% above the three-month LIBOR Rate (London Inter Bank Offered Rate). The interest rate resets quarterly and the interest rate on the Debentures for the three-month period ending March 25, 2005 is 5.80%.

Until December 2003, we consolidated the trust into our consolidated financial statements and in accordance with a ruling issued by the Federal Reserve Board, reported the net amount of the trust preferred securities it had issued as Tier 1 capital for regulatory purposes. In accordance with FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which was adopted and became effective on December 31, 2003, we have ceased consolidating the trust into our consolidated financial statements. The adoption of FIN No. 46 created uncertainty for us, as well as other bank holding companies that had issued similar debentures, as to whether the Debentures would continue to qualify as Tier 1 capital, because we could no longer consolidate the trust into our consolidated financial statements. However, on February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by us, may continue to constitute up to 25% of a bank holding company’s Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company’s Debentures as Tier 1 capital for regulatory purposes.

During the second quarter of 2003, $4 million of the net proceeds from the issuance of the Debentures were used to purchase Bank-owned life insurance policies on key management employees of the Bank, with the Bank as the beneficiary under such policies. The purposes of bank-owned life insurance (commonly known in the banking industry as “BOLI”) are (i) to enable the Bank to offer employee retirement and benefit plans designed to attract and retain key management employees, by providing the Bank with a source of funds (primarily from the cash surrender value of such policies) that the Bank can use to pay benefits under those plans, and (ii) to protect the Bank against the costs or losses that could occur as a result of the death of any key management employee. The remainder of the proceeds from the issuance of the Debentures will be used to fund the continued growth of the Bank and may also be used to repurchase our common stock under our stock repurchase plan.

Deferred Compensation Obligations. We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating management employees may defer compensation, in return for which those employees will receive certain payments upon retirement, death, or disability, consisting of payments for 10 years commencing upon retirement or reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2004, our aggregate payment obligations under this plan totaled $4.6 million. Based on the age of the participants in this plan, it is our current expectation that this amount would be paid over a period that should range from the year 2005 to the year 2021. In order to provide funds to pay these benefits, we purchased life insurance policies on the participants in this plan, the cash surrender values or death benefits of which are designed to cover the payments that we will become obligated to make to plan participants.

Supplemental Executive Retirement Plan. We maintain a nonqualified, unfunded supplemental executive retirement plan for certain key management personnel. Under this plan, participating employees are eligible to receive 40% of their final average monthly salary upon reaching 65 years of age and completing 10 years of service with the Bank. This plan provides for payments for fifteen years commencing upon retirement. At December 31, 2004, our aggregate payment obligations under this plan totaled $8.3 million. Based on the age of the participants in this plan, it is our current expectation that this amount would be paid over a period that should range from 2010 to 2049. In order to provide funds to pay these benefits, we have purchased life insurance policies on a group of employees of the Bank, the cash surrender values or death benefits of which are designed to cover the payments that we will become obligated to make to plan participants.

Loan Commitments and Standby Letters of Credit. In the ordinary course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At December 31, 2004 and 2003, contractual commitments to extend credit to customers totaled $53.9 million and $46.0 million, respectively, and obligations under standby letters of credit totaled $3.0 and $1.4 million, respectively, at the end of each of those years.

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

To varying degrees, commitments to extend credit involve elements of credit and interest rate risk for us that are in excess of the amounts recognized in our balance sheet. Our exposure to credit loss in the event of nonperformance by the customers to whom such commitments are made is equal to the amount of those commitments. As a result, before making such a commitment to a customer, we evaluate the customer’s creditworthiness using the same underwriting standards that we would apply when deciding whether or not to approve loans to the customer. In addition, we often require the customer to secure its payment obligations for amounts drawn on such commitments with collateral such as accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties or properties under construction.

A standby letter of credit is a conditional commitment issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and credit facilities, will be sufficient to enable us to meet any increases in demand for loans and leases or in the utilization of outstanding loan commitments or standby letters of credit and any increase in deposit withdrawals that might occur in the foreseeable future.

CAPITAL RESOURCES AND DIVIDENDS

It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support the continuing growth of our banking franchise. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts the Board deems to be necessary to meet that objective. Pursuant to that policy, we have paid regular quarterly cash dividends to our stockholders since September of 1999 and, in January of 2005, the Board of Directors declared a $0.13 per share cash dividend, which was the 22nd consecutive quarterly cash dividend declared since the current dividend policy was adopted. However, in the future, the Board of Directors may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve our objective of maintaining capital in amounts sufficient to support our growth. For example the retention of earnings in previous years enabled us to fund the opening of new banking offices and to extend the Bank’s market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

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

Stock Repurchase Program. In January of 2003 the Board of Directors authorized a stock repurchase program that provided for us to repurchase up to $5,000,000 of its common stock. Repurchases may be made from time-to-time in the open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines. As of December 31, 2004, we had repurchased a total of 180,066 shares of our common stock under this program for an aggregate price of approximately $3,496,174.

Regulatory Capital Requirements. Federal banking agencies require United States based bank holding companies (on a consolidated basis) and FDIC-insured banks (on a stand-alone basis) to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital (essentially, the sum of a bank’s capital stock and retained earnings, less any intangibles)-to-risk-adjusted assets of 4%. In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, (which is referred to as a bank’s “leverage ratio”). For these purposes, subordinated indebtedness issued in connection with a sale of trust preferred securities may comprise up to 25% of a banking organization’s Tier 1 capital and, to the extent such indebtedness exceeds that limitation, such indebtedness will constitute Tier 2 capital for regulatory capital purposes. All of the subordinated indebtedness evidenced by the Junior Subordinated Debentures that we issued in December 2002 qualifies as Tier 1 capital under Federal Reserve Board regulations.

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

The risk-based capital ratio is determined by weighting a bank’s assets in accordance with certain risk factors and, the higher the risk profile of the assets, the greater is the amount of capital that is required in order to maintain an adequate risk-based capital ratio, which generally is at least 8%.

Set forth below are the minimum capital ratios that a bank must meet to be categorized as adequately capitalized and well capitalized, respectively, and the corresponding capital ratios of the Bank at December 31, 2004. The Bank has been categorized as a “well capitalized” institution by its primary federal banking agency and its Tier 1 capital and Tier 1 risk-based capital ratios exceed minimum regulatory requirements and compare favorably with those of the banks and bank holding companies in its Peer Group.

	To be Categorized by a Federal Bank Regulatory Agency as:		Foothill Independent Bank
	Adequately Capitalized	Well Capitalized	Actual
Total Capital to Risk Weighted Assets	8.0%	10.0%	13.2%
Tier 1 Capital to Risk Weighted Assets	4.0%	6.0%	12.3%
Tier 1 Capital to Average Assets (“Leverage Ratio”)	4.0%	5.0%	9.0%

FACTORS THAT COULD AFFECT OUR FUTURE FINANCIAL PERFORMANCE

As described earlier in this Section of this Report, under the subcaption “Forward-Looking Statements,” this Report contains statements that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business. These “forward-looking” statements are based on current information and on our judgments, assumptions and forecasts about future events over which we do not have control and which, due to the possible occurrence of currently unexpected future events or changes in economic or market trends or conditions, may ultimately prove to have been incorrect. Additionally, the realization of our expected financial results or performance discussed in those forward-looking statements is subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Certain of those risks and uncertainties are discussed above in the section of the Report entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.” In addition, included among the risks and uncertainties that could affect our future financial performance or financial condition are the following:

•	Increased Competition. Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require us to reduce interest rates and loan fees in order to attract new loans or to increase interest rates that we offer on deposits, either or both of which could, in turn, reduce our interest income or increase our interest expense, thereby reducing our net interest margin, net interest income and net earnings.

•	Possible Adverse Changes in Economic Conditions. An adverse change in future economic conditions, either national or local, could (i) reduce loan demand that could cause our interest income and net interest margins to decline; (ii) weaken the financial capability of borrowers to meet their loan obligations, which could lead to increases in loan losses that would require us to increase our Loan Loss Reserve through additional charges to income; and (iii) lead to declines in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

•	Possible Adverse Changes in Federal Reserve Board Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets. Increases in our costs of funds or reductions in yields on our earning assets could cause our net interest margins and net interest income and, therefore, also our net earnings, to decline. As discussed above, during the three years ended in June 2004, the Federal Reserve Board lowered market rates of interest in an effort to stimulate the national economy. Those reductions caused our net interest margin to decline, because they led to reductions in the interest paid by borrowers on outstanding variable rate loans or enabled borrowers to refinance existing fixed rate loans at lower interest rates or to repay their loans. Although the Federal Reserve Board recently increased interest rates and has indicated an intention to continue doing so at a gradual pace, further reductions in our net interest margin and net interest income and, therefore, in our net earnings, could still occur depending on the pace of those increases. In addition, there is no assurance that economic or market conditions will not lead the Federal Reserve Board to halt or even “roll-back” such interest rate increases.

•	Real Estate Mortgage Loans. Approximately 90% of our loans are secured by deeds of trust or mortgages on real property. Although a significant portion of these loans were made to individuals, or entities controlled by individuals, whose businesses occupy the properties and the principal source of repayment is the cash flow generated by those businesses, if a significant decline in real property values occurred in Southern California, such a decline could result in a deterioration in some of those loans that would necessitate increases in our Loan Loss Reserve and could result in loan write-offs that would adversely affect our financial conditions and lead to reductions in earnings.

•	Lack of Geographic Diversity of our Operations. Substantially all of our banking operations are conducted in the Inland Empire area of Southern California, within a radius of approximately 75 miles. As a result, our operating results in the future could be hurt by events that could affect that geographic area, including natural disasters, such as earthquakes or fires, or localized economic downturns, or by financial difficulties that might be encountered by local governments or the California state government.

•	Changes in Regulatory Policies. Changes in federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserves, or changes in required asset/liability ratios, could adversely affect earnings by reducing yields on earning assets or increasing our operating costs.

•	Effects of Growth. It is our intention to take advantage of opportunities to increase our business, through acquisitions of other banks, the establishment of new banking offices or the offering of new products or services to our customers. If we do acquire any other banks, open any additional banking offices or begin offering new products or services, we are likely to incur additional operating costs that may adversely affect our operating results, at least on an interim basis.

•	Possible Change in Dividend Policy or Dividend Payments. In accordance with the Board of Directors’ dividend policy, we have paid a regular quarterly cash dividend since September 1999 and have made periodic repurchases of our outstanding shares. Although there are no plans to reduce the amount or terminate the payment of cash dividends, there can be no assurance that the amount or frequency of cash dividends will not have to be reduced or that cash dividends will not have to be suspended, as this will depend on such factors as economic and market conditions, our future financial performance and financial condition and our needs for capital to support future growth or meet regulatory capital requirements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values of assets or to future cash flows that may result from changes in the price or value of financial instruments. The value of a financial instrument may change as a result of changes in interest rates and other market conditions. Market risk is attributed to all market risk sensitive financial instruments, including loans and investment securities, deposits and borrowings. We do not engage in trading activities or participate in foreign currency transactions for our own account. Accordingly, our exposure to market risk is primarily a function of our asset and liability management activities and of changes in market rates of interest that can cause or require increases in the rates we pay on deposits that may take effect more rapidly or may be greater than the increases in the interest rates we are able to charge on loans and the yields that we can realize on our investments. The extent of that market risk depends on a number of variables, including the sensitivity of our interest earning assets and our deposits to changes in market interest rates and the maturities.

The following table sets forth information concerning the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2004. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest Bearing	Total
	(Dollars in Thousands)
Assets
Interest-bearing deposits in banks	$3,565	$6,238	$—	$—	$—	$9,803
Investment securities	5,574	49,745	99,831	35,631	3,774	194,555
Federal Funds Sold	28,900	—	—	—	—	28,900
Net loans	162,330	3,465	56,886	277,926	—	500,607
Noninterest-earning assets	—	—	—	—	53,090	53,090

Total assets	$200,369	$59,448	$156,717	$313,557	$56,864	$786,955

Liabilities and Stockholders’ Equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$259,285	$259,285
Interest-bearing deposits	409,495	26,771	13,496	3	—	449,765
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	8,248	—	—	—	—	8,248
Other liabilities	—	—	—	—	5,088	5,088
Stockholders’ equity	—	—	—	—	64,569	64,569

Total liabilities and stockholders equity	$417,743	$26,771	$1,496	$3	$328,942	$786,955

Interest rate sensitivity gap	$(217,374)	$32,677	$143,221	$313,554	$(272,078)	$—

Cumulative interest rate sensitivity gap	$(217,374)	$(184,697)	$(41,476)	$272,078	$—	$—

Generally, where rate-sensitive assets (principally loans, investment securities and other interest earning assets) exceed rate-sensitive liabilities (principally interest bearing deposits), net interest margin will be positively impacted during periods of increasing interest rates and negatively impacted during periods of decreasing interest rates. When rate-sensitive liabilities exceed rate-sensitive assets, the net interest margin generally will be negatively affected during periods of increasing interest rates and positively affected during periods of decreasing interest rates.

As of December 31, 2004, our rate sensitive balance sheet was shown to be in a negative three-month gap position because our rate sensitive liabilities exceeded our rate sensitive assets for that period. This implies that our net interest margin would decrease in the short–term if interest rates were to rise and would increase in the short–term if interest rates were to fall. However, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to changes in interest rates, which will depend on a number of factors, including the mix of interest earning assets between loans, on the one hand, and other earning assets, on the other hand, and the mix of core and time certificates of deposit and the actions we take, in terms of changing the mix of our interest earning assets and interest bearing liabilities in response to changes in the interest rate environment. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – RESULTS OF OPERATION— Net Interest Margin, Rate Sensitivity and Market Risk”

We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on our net interest income. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, our exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value
		Assets	Liabilities
	(Dollars in Thousands)
+100 basis points	(7.84)%	$770,962	$716,531
+300 basis points	(23.66)%	$737,817	$715,851
-100 basis points	6.63%	$808,702	$717,228
-300 basis points	1.70%	$851,942	$717,942

As is the case with the interest rate gap analysis, this model provides a “snap-shot” of what impact changes in interest rates would have on our net interest income, assuming all other conditions remained unchanged, and does not take into account actions that management would take in response to market trends indicating either that interest rates will be increasing or will be decreasing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Foothill Independent Bancorp and Subsidiaries

Glendora, California

We have audited the accompanying consolidated balance sheets of Foothill Independent Bancorp and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foothill Independent Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

January 21, 2005

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
	(Dollars in thousands)
ASSETS
Cash and due from banks	$23,611	$34,565
Federal funds sold and overnight Repurchase Agreements	28,900	18,500

Total Cash And Cash Equivalents	52,511	53,065

Interest-bearing deposits in other financial institutions	9,803	7,425

Investment securities held-to-maturity	7,980	8,900
Investment securities available-for-sale	186,575	136,650

Total Investments	194,555	145,550

Federal Home Loan Bank stock, at cost	3,460	374
Federal Reserve Bank stock, at cost	348	351

Loans, net of unearned income	505,282	459,520
Direct lease financing	341	528
Allowance for Loan Losses	(5,016)	(4,947)

Total Loans	500,607	455,101

Premises and equipment	4,815	5,061

Cash surrender value of life insurance	12,300	11,491
Deferred tax assets	3,382	2,818
Accrued interest and other assets	5,174	4,922

TOTAL ASSETS	$786,955	$686,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits	$259,285	$225,863
Savings and NOW deposits	164,947	155,868
Money market deposits	206,919	155,717
Time deposits $100,000 or over	42,060	30,247
Time deposits under $100,000	35,839	44,354

Total Deposits	709,050	612,049
Accrued employee benefits	3,446	3,154

Accrued interest and other liabilities	1,642	1,919

Junior subordinated debentures	8,248	8,248

Total Liabilities	722,386	625,370

Commitments and Contingencies - Note #18	—	—
Stockholders’ Equity
Common Stock – authorized, 25,000,000 shares $.001 par value, issued and outstanding, 6,731,631 shares in 2004 and 6,702,912 shares in 2003	7	6
Additional paid-in capital	67,831	55,048
Stock Dividend to be distributed	—	12,174
Retained earnings	(2,608)	(6,605)
Accumulated other comprehensive income - Net unrealized gains (losses) on available for sale securities, net of taxes of $517 in 2004 and $83 in 2003	(661)	165

Total stockholders’ equity	64,569	60,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$786,955	$686,158

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Interest Income
Interest and fees on loans	$30,992	$31,623	$31,257
Interest on Investment Securities
Taxable	4,567	3,131	2,438
Exempt from federal taxes	658	384	419
Interest on deposits	136	122	194
Interest on federal funds sold and overnight repurchase agreements	653	360	430
Lease financing income exempt from federal taxes	24	60	73

Total Interest Income	37,030	35,680	34,811

Interest Expense
Interest on savings, NOW and money market deposits	3,227	2,585	2,784
Interest on time deposits over $100,000	415	568	874
Interest on time deposits under $100,000	431	757	1,342
Interest on borrowings	394	373	39

Total Interest Expense	4,467	4,283	5,039

Net Interest Income	32,563	31,397	29,772
Provision for Loan Losses	—	(348)	(460)

Net Interest Income After Provision For Loan Losses	32,563	31,049	29,312

Non Interest Income
Services fees	4,999	5,000	5,214
Gain on sale of SBA loans	5	5	3
Other	581	608	477

	5,585	5,613	5,694

Non Interest Expenses
Salaries and employee benefits	11,697	11,822	11,397
Net occupancy expense of premises	2,631	2,496	2,470
Furniture and equipment expenses	1,665	1,537	1,576
Other expenses	7,617	7,660	7,491

	23,610	23,515	22,934

Income before income taxes	14,538	13,147	12,072
Income taxes	5,183	4,726	4,378

Net Income	$9,355	$8,421	$7,694

Earnings Per Share
Basic	$1.39	$1.27	$1.17

Diluted	$1.31	$1.18	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Stock Dividend to be Distributed	Comprehensive Income	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)
Balance, January 1, 2002	5,514,363	$6	$42,892	$—	$—	$8,877	$77	$51,852
9% stock dividend	497,498	—	—	9,328		(9,328)		—
Cash dividend						(2,375)		(2,375)
Exercise of stock options	13,168	—	120					120
Common stock issued under employee benefit and dividend reinvestment and optional investment plans	7,248	—	98					98
Comprehensive income:
Net income					7,694	7,694		7,694
Net unrealized holding gains
On available-for-sale securities (net of taxes of $89)					187		187	187

Total Comprehensive Income					$7,881

Balance, December 31, 2002	6,032,277	6	43,110	9,328		4,868	264	57,576
Stock dividend distributed			9,328	(9,328)				—
9% stock dividend	552,839			12,174		(12,174)		—
Cash dividend						(4,158)		(4,158)
Exercise of stock options	303,447		2,610					2,610
Common stock repurchased, cancelled and retired	(185,651)	—	—			(3,562)		(3,562)
Comprehensive Income:
Net income					8,421	8,421		8,421
Net unrealized holding gains on available-for-sale securities (net of taxes of $83)					(99)		(99)	(99)

Total Comprehensive Income					$8,322

Balance, December 31, 2003	6,702,912	6	55,048	12,174		(6,605)	165	60,788
Stock dividend distributed			12,174	(12,174)				—
Cash dividend						(4,856)		(4,856)
Exercise of stock options	53,104	1	609					610
Common stock repurchased, cancelled and retired	(24,385)					(502)		(502)
Comprehensive income:
Net income					9,355	9,355		9,355
Net unrealized holding gains (losses) on available-for-sale securities (net of taxes of $517)					(826)		(826)	(826)

Total Comprehensive Income					$8,529

Balance, December 31, 2004	6,731,631	$7	$67,831	$—		$(2,608)	$(661)	$64,569

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
	(In thousands)
Cash Flows From Operating Activities
Interest and fees received	$36,845	$35,000	$35,469
Service fees and other income received	4,761	880	4,982
Financing revenue received under leases	24	60	73
Interest paid	(4,448)	(4,342)	(5,160)
Cash paid to suppliers and employees	(22,469)	(18,031)	(20,914)
Income taxes paid	(5,306)	(4,980)	(4,423)

Net Cash Provided By Operating Activities	9,407	8,587	10,027

Cash Flows From Investing Activities
Proceeds from maturity of available-for-sale securities	73,262	109,830	89,172
Purchase of available-for-sale securities	(127,637)	(175,259)	(93,342)
Proceeds from maturity of held-to-maturity securities	2,723	955	3,775
Purchase of held-to-maturity securities	(1,800)	(580)	(46)
Net (increase) decrease in deposits in other financial institutions	(2,378)	497	5,336
Net (increase) decrease in credit card and revolving credit receivables	294	(530)	254
Recoveries and deferred recoveries on loans previously written off	158	6	33
Net increase in loans	(46,080)	(18,375)	(34,191)
Net decrease in leases	187	683	117
Capital expenditures	(1,040)	(615)	(570)
Purchase of life insurance	—	(4,000)	—
Proceeds from sale of other real estate owned	—	387	1,903
Proceeds from sale of property, plant and equipment	33	78	1

Net Cash Used In Investing Activities	(102,278)	(86,923)	(27,558)

Cash Flows From Financing Activities
Net increase in deposits	97,065	77,546	59,158
Net decrease in short term borrowing	—	—	(19,000)
Net increase in junior subordinated debentures	—	—	8,248
Proceeds from exercise of stock options	610	2,610	120
Proceeds from stock issuance	—	—	98
Dividends paid	(4,856)	(4,158)	(2,375)
Stock repurchased and retired	(502)	(3,562)	—

Net Cash Provided By Financing Activities	92,317	72,436	46,249

Net Increase (Decrease) in Cash and Cash Equivalents	(554)	(5,900)	28,718
Cash and Cash Equivalents, Beginning of Year	53,065	58,965	30,247

Cash and Cash Equivalents, End of Year	$52,511	$53,065	$58,965

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(Continued)

	2004	2003	2002
	(In thousands)
Reconciliation of Net Income to Net Cash Provided By Operating Activities
Net Income	$9,355	$8,421	$7,694
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Depreciation and amortization	1,254	979	1,385
Provision for possible credit losses	—	348	460

(Gain) loss on sale of equipment	(1)	(5)	7
Gain on sale of other real estate owned	—	—	(108)
Credit for deferred taxes	(564)	(501)	(342)
Increase in taxes payable	441	248	297
(Increase) decrease in other assets	(65)	(99)	131
(Increase) decrease in interest receivable	(182)	(581)	669
(Increase) decrease in discounts and premiums	21	(39)	62
(Increase) decrease in prepaid expenses	(70)	55	241
Increase in cash surrender value of life insurance	(809)	(713)	(611)
Increase (decrease) in interest payable	19	(59)	(121)
Increase in accrued expenses and other liabilities	8	533	263

Total Adjustments	52	166	2,333

Net Cash Provided By Operating Activities	$9,407	$8,587	$10,027

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Foothill Independent Bancorp and its wholly owned subsidiaries, Foothill Independent Bank (the “Bank”), and Foothill BPC, Inc., collectively referred to herein as the “Company.” Intercompany balances and transactions have been eliminated.

Investment in Nonconsolidated Subsidiary

The Company accounts for its investment in its wholly owned special purpose entity, Foothill Independent Statutory Trust I, using the equity method under which the subsidiary’s net earnings are recognized in the Bancorp’s statement of income, pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. ”

Nature of Operations

We operate in a single operating segment, consisting of commercial banking operations that are conducted from twelve branch banking offices in various locations in the Los Angeles, Riverside, and San Bernardino Counties of Southern California. Our primary sources of revenue are interest income and fees paid to us on loans made to customers, who are predominately small and middle market businesses and individuals.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, Federal funds sold, and overnight repurchase agreements. Generally, Federal funds are sold for one-day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. We were in compliance with the reserve requirements as of December 31, 2004.

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

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #1 - Summary of Significant Accounting Policies, Continued

Securities are considered available-for-sale if they would be sold in response to certain conditions, such as changes in interest rates, fluctuations in deposit levels or loan demand, or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity (See Note #2).

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

Provision for Loan Losses

The allowance for loan losses is increased by charges to expense and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. The provision for the current increase to the allowance for loan losses is charged to expense (See Note #5).

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

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #1 - Summary of Significant Accounting Policies, Continued

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of fair value or cost less estimated costs to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Revenue and expenses from operations and additions to the valuation allowance are included in other expenses (See Note #7).

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

Advertising Costs

The Company expenses the costs of advertising in the period benefited.

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

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #1 - Summary of Significant Accounting Policies, Continued

Had compensation cost for our stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amount indicated below:

	2004	2003	2002
Net income:
As reported	$9,355	$8,421	$7,694
Stock-Based compensation using the intrinsic value method	—	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(109)	(318)	(132)

Pro forma	$9,246	$8,103	$7,562

Per share data:
Net income - Basic
As reported	$1.39	$1.27	$1.17
Pro forma	$1.38	$1.22	$1.15
Net income - diluted
As reported	$1.31	$1.18	$1.09
Pro forma	$1.29	$1.13	$1.06

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

Current Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB NO. 51 (“FIN 46”); and in December 2003, FASB issued a revision (“FIN 46R”). FIN46 and FIN46R address the requirements for consolidation by business enterprises of variable interest entities. It has been determined that subsidiary business trusts, formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company, do not meet the definition of a variable interest entity and, therefore, may no longer be consolidated for financial reporting purposes. Bank holding companies have previously consolidated these entities and reported the trust preferred securities as liabilities in the consolidated financial statements. Accordingly, effective December 31, 2003 we ceased consolidating our trust preferred securities which, however, did not have a material impact on our financial statements. For additional disclosure regarding the potential impact on regulatory capital requirements, see the Note 19 – Regulatory Matters.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #1 - Summary of Significant Accounting Policies, Continued

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and investments accounted for under the cost method. The guidance set forth in the Statement was originally effective for the Company in the December 31, 2004 consolidated financial statements. However, in September 2004, the effective dates of certain parts of the Statement were delayed. We are currently assessing the impact of Issue 03-1 on the consolidated financial statements.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, Share-Base Payment—an amendment of Statements No. 123 and 95. This Statement amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, SFAS Statement No. 95, Statement of Cash Flows, and APB Opinion No. 125, Accounting for Stock Issued to Employees. The objective of the amendment to SFAS No. 123 is to recognize in the financial statements the cost of employee services received in exchange for equity instruments and liabilities incurred as the result of such transactions. The grant-date fair value of stock options would be determined using an option-pricing model, and expense would be recognized over the vesting period. In October 2004, the FASB postponed the effective date of the proposed standard from fiscal years beginning after December 15, 2004 to periods beginning after June 15, 2005. We are reviewing the proposed standard to determine the impact on our financial statements.

Reclassifications

Certain reclassifications were made to prior years’ presentations to conform to the current year.

Note #2 - Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair market values at December 31, were as follows (in thousands):

Held-To-Maturity Securities

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$1,795	$—	$5	$1,709
Other Government Agency Securities	—	—	—	—
Municipal Agencies	4,222	185	—	4,407
Other Securities	1,963	—	—	1,963

Total	$7,980	$185	$5	$8,160

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$201	$—	$—	$201
Other Government Agency Securities	1,940	12	—	1,952
Municipal Agencies	4,448	268	—	4,716
Other Securities	2,311	—	—	2,311

Total	$8,900	$280	$—	$9,180

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #2 - Investment Securities, Continued

Available for Sale Securities

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury Securities	$—	$—	$—	$—
Government Agency Securities	160,650	379	1,271	159,758
Certificates of Participation	630	1	—	631
Municipal Agencies	1,607	15	6	1,616
Mortgage-Back Securities	22,912	33	186	22,759
Other Securities	1,954	—	143	1,811

Total	$187,753	$428	$1,606	$186,575

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury Securities	$373	$2	$—	$375
Government Agency Securities	124,776	487	344	124,919
Certificates of Participation	840	23	—	863
Municipal Agencies	6,172	136	2	6,306
Mortgage-Back Securities	2,366	10	1	2,375
Other Securities	1,954	—	142	1,812

Total	$136,481	$658	$489	$136,650

The Bank’s portfolio of securities primarily consists of investment-grade securities. The fair value of actively traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.

Non-rated certificates of participation consist of ownership interests in the California Statewide Communities Development Authority - San Joaquin County Limited Obligation Bond Trust with book values of $630,000 and $840,000 and market values of $631,000 and $863,000 at December 31, 2004 and 2003, respectively.

Proceeds from maturities of investment securities held-to-maturity during 2004, were $2,723,000. Proceeds from maturities of investment securities available-for-sale during 2004, were $73,262,000. There were no gains or losses recognized.

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

Securities with book values of $22,456,000 and $16,602,000 and market values of $22,633,000 and $16,596,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #2 - Investment Securities, Continued

A total of 73 securities had unrealized losses at December 31, 2004. Those securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity Securities
U.S. Treasury Securities	$1,790	$5	$—	$—	$1,790	$5

Total Held-to Maturity Securities	$1,790	$5	$—	$—	$1,790	$5

Available-for-Sale Securities
Government Agency Securities	$65,749	$671	$38,814	$600	$104,563	$1,271
Municipal Agencies	569	5	—	—	569	5
Mortgage Backed Securities	18,439	180	851	6	19,290	186
Other Securities	—	—	1,678	144	1,678	144

Total Available-for-Sale Securities	$84,757	$856	$41,343	$750	$126,100	$1,606

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (ii) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Bank will receive full value for the securities. Furthermore, as of December 31, 2004, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The amortized cost, estimated fair value and average yield of securities at December 31, 2004, by contractual maturity were as follows (in thousands):

	Held-to-Maturity Securities
Maturities Schedule of Securities December 31, 2004	Amortized Cost	Fair Value	Average Yield (a)
Due in one year or less	$2,233	$2,234	0.55%
Due after one year through five years	4,147	4,233	3.30%
Due after five years	1,600	1,693	5.03%

Carried at Amortized Cost	$7,980	$8,160	2.88%

	Available-for-Sale Securities
Maturities Schedule of Securities December 31, 2004	Amortized Cost	Fair Value	Average Yield (a)
Due in one year or less	$11,064	$11,000	2.38%
Due after one year through five years	136,733	135,660	3.10%
Due after five through ten years	13,225	13,250	4.24%
Due after ten years	26,731	26,665	4.35%

Carried at Fair Value	$187,753	$186,575	3.31%

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #2 - Investment Securities, Continued

In the case of both securities held to maturity and securities available for sale, the average yields are based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

Note #3 - Loans

The composition of the loan portfolio at December 31, 2004 and 2003, was as follows (in thousands):

	2004	2003
Commercial, financial and agricultural	$40,287	$46,648
Real Estate – construction	15,326	27,077
Real Estate – mortgage
Commercial	423,542	360,751
Residential	22,227	19,019
Loans to individuals for household, family
Loans to individuals for household, family and other personal expenditures	3,101	3,816
All other loans (including overdrafts)	1,251	2,263

	505,282	459,574
Deferred income on loans	(452)	(54)

Loans, net of deferred income	$505,282	$459,520

Nonaccruing loans totaled approximately $127,000 and $608,000 at December 31, 2004 and 2003, respectively. Interest income that would have been recognized on nonaccrual loans if they had performed in accordance with the terms of those loans was approximately $0, $90,000, and $117,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

At December 31, 2004 and 2003, the Bank had approximately $10,000 and $120,000, respectively, of loans that were past due 90 days or more in interest or principal but which were still accruing interest. These loans are collateralized and in the process of collection.

Note #4 - Direct Lease Financing

We lease equipment to customers under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investments in direct lease financing at December 31, 2004 and 2003, consists of the following (in thousands):

	2004	2003
Lease payment receivables	$374	$597
Unearned income	(33)	(69)

Total	$341	$528

At December 31, 2004, future minimum lease payments receivable under direct financing leases are as follows (in thousands):

Year	Amount
2005	$134
2006	123
2007	88
2008	29

374
Less unearned income	(33)

Total	$341

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #5 - Allowance For Loan and Lease Losses

Transactions in the reserve for loan and lease losses are summarized as follows (in thousands):

	2004	2003	2002
Balance at beginning of year	$4,947	$4,619	$4,206
Recoveries on loans previously charged off	158	63	48
Provision charged to operating expense	—	348	460
Loans charged off	(89)	(83)	(95)

Balance at end of year	$5,016	$4,947	$4,619

We treat all nonaccruing loans and troubled debt restructurings as impaired loans. The allowances for loan losses related to impaired loans amounted to approximately $26,800 and $18,800 for the years ended December 31, 2004 and 2003, respectively, and those allowances are included in the above balances. The average balance of these loans amounted to approximately $641,000, $1,140,000 and $2,488,000 for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, cash receipts totaling approximately $847,000 were applied to reduce the principal balances of, and $355,000 was recognized as interest income on, impaired loans. During 2003, cash receipts totaling approximately $2,086,000 were applied to reduce the principal balances of, and $39,000 was recognized as interest income on, impaired loans. During 2002, cash receipts totaling approximately $105,000 were applied to reduce the principal balances of, and $-0- was recognized as interest on, impaired loans.

Note #6 - Bank Premises and Equipment

Major classifications of bank premises and equipment are summarized as follows (in thousands):

	At December 31,
	2004	2003
Buildings	$2,424	$2,424
Furniture and equipment	10,921	10,156
Leasehold improvements	3,904	3,743

	17,249	16,314
Less: Accumulated depreciation and amortization	(12,809)	(11,628)

	4,440	4,686
Land	375	375

Total	$4,815	$5,061

We lease land and buildings under noncancelable operating leases expiring at various dates through 2014. The following is a schedule of future minimum lease payments based upon obligations at year-end (in thousands):

Year	Amount
2005	$1,325
2006	1,046
2007	879
2008	744
2009	677
Thereafter	1,645

Total	$6,316

Total rental expense for the three years ended December 31, 2004, 2003, and 2002, was $1,432,000, $1,407,000, and $1,353,000, respectively.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #7 - Other Real Estate Owned

Other Real Estate Owned is carried at the estimated fair value of the real estate. An analysis of the transactions for December 31, 2004 and 2003, were as follows (in thousands):

	2004	2003
Balance at beginning of year	$—	$387
Additions	—	—
Valuation adjustments and other reductions	—	(387)

Balance at end of year	$—	$—

The balances at December 31, 2004 and 2003 are shown net of reserves of $-0- and $-0-, respectively.

Transactions in the reserve for other real estate owned are summarized for December 31, 2004, 2003, and 2002 as follows (in thousands):

	2004	2003	2002
Balance at beginning of year	$—	$—	$125
Provision charged to other expense	—	—	—
Charge offs and other reductions	—	—	(125)

Balance at end of year	$—	$—	$—

Note #8 - Deposits

At December 31, 2004, the scheduled maturities of time deposits are as follows (in thousands):

Year	Amount
2005	$64,390
2006	13,074
2007	403
2008	14
2009	18

Total	$77,899

Directors and executive officers of the Company and the Bank accounted for $1,217,000 of the Bank’s deposits as of December 31, 2004.

Note #9 - Junior Subordinated Debentures

On December 6, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to Foothill Independent Statutory Trust I, a Connecticut business trust (the “Trust”). These Debentures, which are subordinated, effectively, to all other borrowings of the Company, become due and payable on December 6, 2032, but are redeemable, at par, at the Company’s option after December 26, 2007, or at any time upon the occurrence of a circumstance that would adversely affect the tax or capital treatment of the Debentures. Interest is payable quarterly on the Subordinated Debentures at the 3-Month LIBOR plus 3.25%. At December 31, 2004 that rate was 5.80%. The Company also purchased for $248,000 common securities in the Trust, which is included in other assets.

Until December 31, 2003 the Trust was treated, for accounting purposes, as a consolidated subsidiary of the Company. In accordance with FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which became effective on December 31, 2003, the Company ceased consolidating the Trust into its consolidated financial statements.

Under the Federal Reserve Board’s regulations that were in effect at the time we issued the Subordinated Debentures, the indebtedness evidenced by those Debentures qualified as Tier 1 capital for regulatory capital purposes, because they satisfied certain requirements established by the Federal Reserve Board. One of those requirements was that the Debentures had to be issued to a trust that was treated, for financial reporting purposes, as a consolidated subsidiary of the Company. As a result, the adoption of FIN No. 46 created uncertainty for us, as well as other bank holding companies that had issued such debentures, as to whether they would continue to qualify as Tier 1 capital for regulatory purposes. However, on February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by us, may continue to constitute up to 25% of a bank holding company’s Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009 and which, in any event, are not expected to affect the treatment of the Company’s Subordinated Debentures as Tier 1 capital for regulatory purposes.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002: risk-free rates of 2.57%, dividend yields of 3%, expected life of five years; and volatility of 30%.

Information with respect to the number of shares of common stock that were subject to options granted or exercised, and those that expired without exercise, under the 1993 Option Plan during the years ended December 31, 2004, 2003, and 2002, the weighted exercise prices thereof, and the number of shares subject to exercisable options at the end of each of those years, is presented below:

1993 Stock Option Plan

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Beginning of Year	661,667	$7.78	997,191	$7.80	1,003,259	$7.15
Granted	—	—	—	—	14,257	12.46
Exercised	(52,559)	(5.79)	(330,732)	(6.18)	(15,595)	(7.16)
Forfeited	—	—	(4,792)	(7.06)	(4,730)	(10.29)

Outstanding, End of Year	609,108	$7.95	661,667	$7.78	997,191	$7.80

Options exercisable at year end	609,108	$7.95	655,915	$7.76	955,190	$7.11
Weighted average fair value of options granted during the year					$2.25

The Company also maintains an employee incentive and nonqualified stock option plan which was approved by its stockholders in 2003 (the “2003 Option Plan”). The Company applies APB Opinion No. 25 and related interpretations in accounting with respect to this Option Plan. Accordingly, no compensation cost has been recognized with respect to options granted under the 2003 Option Plan.

At December 31, 2004, the 2003 Option Plan provided for the issuance of up to an aggregate of 490,500 shares of the Company common stock (retroactively adjusted for a 9% stock dividend declared in November 2003). Options to purchase those shares may be granted to officers, key employees and directors of the Company and its subsidiaries at prices that are not less than the fair market value of such shares at dates of grant. Options granted expire within a period of not more than ten years from the dates on which the options are granted.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #10 - Stock Option Plan, Continued

The fair value of each option grant under the 2003 Option Plan in 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003, respectively: risk-free rate of 3.07%, dividend yield of and 2.3%, expected life of five years, and volatility of 27%. No options were granted in 2004.

2003 Stock Option Plan

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Beginning of Year	170,040	$16.93
Granted	—	—	170,040	$16.93
Exercised	(594)	(16.93)	—	—
Forfeited	(1,635)	(16.93)	—	—

Outstanding, End of Year	167,860	$16.93	170,040	$16.93

Options exercisable at year end	116,102	$16.93	92,485	$16.93
Weighted average fair value of options granted during the year			$3.78

The following table summarizes information about fixed stock options outstanding at December 31, 2004

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.47 to $5.36	112,688	1.06	$4.94	112,688	$4.94
$7.15 to $8.46	319,802	2.89	7.39	319,802	7.39
$9.25 to $9.54	33,628	3.16	9.47	33,628	9.47
$10.07 to $13.77	142,990	5.09	11.21	142,990	11.24
$15.50 to $16.97	113,360	8.29	16.22	92,577	16.09
$17.20 to $20.20	54,500	8.62	18.40	23,525	18.46

$4.47 to $20.20	776,968			725,210

Note #11 - Defined Contribution Plan (401K)

The Company sponsors a defined contribution pension plan that covers all employees with 1,000 or more hours worked in a year. Contributions to the plan are based on the employee’s gross salary less the IRS Section 125 flex plan. For the years ending December 31, 2004, 2003, and 2002, the amount of the Company contributions amounted to approximately $307,000, $311,000, and $179,000, respectively.

Note #12 - Deferred Compensation

The Bank maintained a nonqualified, unfunded deferred compensation plan for certain key management personnel whereby they may defer compensation which will then provide for certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement. The plan provides for reduced benefits upon early retirement, disability, or termination of employment. The deferred compensation expense was $441,000 ($260,000 net of income taxes) for 2004, $428,000 ($253,000 net of income taxes) for 2003, and $428,000 ($253,020 net of income taxes) for 2002.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #13 - Restriction on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Commissioner of Financial Institutions, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Company and other affiliates of the Company amounting to more than 20% of its contributed capital and retained earnings. At December 31, 2004, the maximum combined amount of funds that were available from these two sources was approximately $29,254,000 or 45% consolidated stockholders’ equity.

Note #14 - Stock Dividend

On November 26, 2003, the Board of Directors declared a 9% stock dividend payable on January 29, 2004, to stockholders of record on January 8, 2004. All references in the accompanying financial statements to the number of common shares and per share amounts for all years presented have been restated to reflect the stock dividend.

Note #15 - Other Expenses

The following is a breakdown of other expenses for the years ended December 31, 2004, 2003, and 2002 (amounts in thousands):

	2004	2003	2002
Data processing	$1,408	$1,575	$1,416
Marketing expenses	957	1,156	982
Office supplies, postage and telephone	1,030	1,090	1,117
Bank insurance	408	559	529
Supervisory assessments	169	148	123
Professional fees	1,290	1,000	1,170
Operating losses	121	200	175
OREO expenses	—	10	35
Other	2,234	1,922	1,944

Total	$7,617	$7,660	$7,491

Note #16 - Income Taxes

The provisions for income taxes consist of the following amounts (in thousands):

	Year Ended December 31,
	2004	2003	2002
Tax provision applicable to income before income taxes	$5,183	$4,726	$4,378

Federal income tax
Current	3,867	3,564	3,570
Deferred	(130)	(250)	(388)
State franchise taxes
Current	1,447	1,503	1,334
Deferred	(1)	(91)	(138)

Total	$5,183	$4,726	$4,378

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #16 - Income Taxes, Continued

The following is a summary of the components of the deferred tax asset accounts recognized in the accompanying statements of financial condition as of December 31 (amounts in thousands):

	2004	2003	2002
Deferred Tax Assets
Allowance for loan losses due to tax limitations	$1,816	$1,667	$1,502
Deferred compensation plan	1,490	1,373	1,201
Net unrealized loss on available-for-sale securities	517	—	—
Other assets and liabilities	558	438	267

Total Deferred Tax Assets	4,381	3,478	2,970

Deferred Tax Liabilities
Premises and equipment due to depreciation difference	(416)	(336)	(295)
Other assets and liabilities	(583)	(320)	(269)
Net unrealized appreciation on available-for-sale securities	—	(4)	(89)

Net Deferred Tax Assets	$3,382	$2,818	$2,317

As a result of the following items, the total tax expenses for 2004, 2003, and 2002, were less than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes (dollars in thousands):

	2004		2003		2002
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Federal rate	$4,943	34.0	$4,465	34.0	$4,104	34.0
Changes due to State income tax, (net of Federal tax benefit)	1,032	7.1	932	7.1	857	7.1
Exempt income	(424)	(2.9)	(517)	(3.9)	(570)	(4.7)
Other, net	(368)	(2.5)	(154)	(1.2)	(13)	(0.1)

Total	$5,183	35.7	$4,726	36.0	$4,378	36.3

Note #17 - Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”). All amounts in the table are in thousands. Shares have been retroactively adjusted to give effect to the 9% stock dividend declared November 26, 2003 and paid on January 29, 2004 to shareholders of record January 8, 2004.

	2004		2003		2002
	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$9,355		$8,421		$7,694
Shares outstanding at year end	—	6,732	—	6,703	—	6,575
Impact of weighting shares purchased during the year	—	(10)	—	(90)	—	(12)

Used in Basic EPS	9,355	6,722	8,421	6,613	7,694	6,563
Dilutive effect of outstanding stock options	—	436	—	527	—	497

Used in Dilutive EPS	$9,355	7,158	$8,421	7,140	$7,694	7,060

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #18 - Commitments and Contingencies

The Bank is involved in various litigation that has arisen in the ordinary course of its business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company’s financial statements.

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby commercial letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2004 and 2003, the Bank had commitments to extend credit of $53,902,000 and $46,022,000, respectively, and obligations under standby letters of credit of $2,968,000 and $1,422,000, respectively.

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

We have a line of credit at the Federal Home Loan Bank of approximately $31 million which is secured by pledged securities. We also have lines of credit at our correspondent banks to borrow fed funds of approximately $13 million.

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

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #19 - Regulatory Matters, Continued

The following table compares, as of December 31, 2004 and December 31, 2003, the total capital and Tier 1 capital of the Company (on a consolidated basis), and that of the Bank, to the capital requirements imposed by government regulations (with amounts stated in thousands):

FOOTHILL INDEPENDENT BANCORP

			Capital Needed
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total capital to risk-weighted assets	$78,295	13.4%	$46,638	8.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	73,138	12.6%	23,319	4.0%	N/A	N/A
Tier 1 capital to average assets	73,138	9.1%	32,023	4.0%	N/A	N/A

As of December 31, 2003:
Total capital to risk-weighted assets	$73,541	13.2%	$41,606	8.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	68,531	14.1%	20,803	4.0%	N/A	N/A
Tier 1 capital to average assets	68,531	9.9%	27,736	4.0%	N/A	N/A

FOOTHILL INDEPENDENT BANK

			Capital Needed
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total capital to risk-weighted assets	$76,871	13.2%	$46,560	8.0%	$58,200	10.0%
Tier 1 capital to risk-weighted assets	71,714	12.3%	23,280	4.0%	34,920	6.0%
Tier 1 capital to average assets	71,714	9.0%	31,862	4.0%	39,828	5.0%

As of December 31, 2003:
Total capital to risk-weighted assets	$71,619	13.8%	$41,504	8.0%	$51,880	10.0%
Tier 1 capital to risk-weighted assets	66,610	12.8%	20,752	4.0%	31,128	6.0%
Tier 1 capital to average assets	66,610	9.7%	27,607	4.0%	34,509	5.0%

As disclosed in Note #9 - Junior Subordinated Debentures, subject to percentage limitations, the proceeds from the issuance of trust preferred securities are considered Tier 1 capital by the Company for regulatory purposes. However, as a result of the issuance of FIN 46 and FIN 46R, the Company’s trust subsidiary that issued the trust preferred securities is no longer consolidated in the Company’s financial statements and, therefore, the proceeds received by the trust subsidiary from its sale of the trust preferred securities, which were transferred to the Company in exchange for the Company’s issuance of the Junior Subordinated Debentures is reported in these financial statements as subordinated debt of the Company.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #20 - Fair Value of Financial Instruments

The table below presents the carrying amounts and fair values of financial instruments at December 31, 2004 and 2003 (with dollars in thousands). FAS Statement 107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point-in-time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holding of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, future expected loss experience and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes and assumptions could significantly affect the estimates.

The following methods and assumptions were used to estimate the fair value of financial instruments:

•	Investment Securities

For U.S. Treasury and U.S. Government Agency securities, fair values are based on market prices. For other investment securities, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities as the basis for a pricing matrix. Also included in investment securities are time certificates of deposit held at other banks, Federal Home Loan Bank stock and Federal Reserve Bank stock owned by the Bank.

Note #20 - Fair Value of Financial Instruments continued

•	Loans and Direct Lease Financing

The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received from the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

•	Cash Surrender Value of Life Insurance

The fair value of cash surrender value of life insurance is defined as the cash value payable on demand at December 31, 2004 and December 31, 2003.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #20 - Fair Value of Financial Instruments, Continued

•	Deposits

The fair value of demand deposits, money market deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at December 31, 2004, and December 31, 2003. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$52,511	$52,511	$53,065	$53,065
Investment securities and deposits	208,166	208,223	153,700	152,164
Loans	505,734	528,366	459,574	494,162
Direct lease financing	341	342	528	542
Cash surrender value of life insurance	12,300	12,300	11,491	11,491
Accrued interest receivable	3,006	3,006	2,824	2,824
Financial Liabilities
Deposits	709,050	708,168	612,050	611,616
Junior subordinated debentures	8,248	8,248	8,248	8,248
Accrued interest payable	103	103	84	84
Unrecognized Financial Instruments
Commitments to extend credit	53,902	539	46,022	460
Standby letters of credit	2,968	30	1,422	14

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

Note #21 - Condensed Financial Information of Foothill Independent Bancorp (Parent Company)

Balance Sheets
	2004	2003	2002
	(dollars in thousands)
Assets
Cash	$403	$371	$508
Interest-bearing deposits in financial institutions	—	297	1,500
Investment securities available-for-sale	—	—	5,996
Investment in subsidiaries	71,490	67,194	57,240
Accounts receivable	694	908	285
Prepaid expenses	267	289	264
Accrued interest and other assets	—	—	68

Total Assets	$72,854	$69,059	$65,861

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$37	$23	$37
Long term debentures	8,248	8,248	8,248

	8,285	8,271	8,285

Stockholders’ Equity
Common stock	7	6	6
Additional paid-in capital	67,831	67,194	52,449
Retained earnings	(3,269)	(6,412)	5,121

Total Stockholders’ Equity	64,569	60,788	57,576

Total Liabilities and Stockholders Equity	$72,854	$69,059	$65,861

Statements of Income

Income
Equity in undistributed income of subsidiaries	$9,909	$8,910	$8,072
Interest income and other income	14	29	4

	9,923	8,939	8,076
Expense
Amortization and other expenses	964	860	646

Total Operating Income	8,959	8,079	7,430
Income tax benefit	396	342	264

Net Income	$9,355	$8,421	$7,694

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #21 - Condensed Financial Information of Foothill Independent Bancorp (Parent Company), Cont’d

Statements of Cash Flows

For the Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
	(dollars in thousands)
Cash Flows From Operating Activities
Cash received for tax benefit from Foothill Independent Bank	$342	$264	$213
Interest received	13	33	—
Cash paid for operating expenses	(672)	(1,173)	(779)

Net Cash Used By Operating Activities	(317)	(876)	(566)

Cash Flows From Investing Activities
Purchase of deposits in other financial institutions	297	1,203	(1,500)
Purchase of investment securities available-for-sale	—	5,996	(5,999)
Capital contributed to subsidiary	—	(4,000)	(248)

Net Cash Provided (Used) By Investing Activities	297	3,199	(7,747)

Cash Flows From Financing Activities
Dividends paid	(4,856)	(4,158)	(2,375)
Dividends received from Foothill Independent Bank	4,800	2,650	2,630
Issuance of debentures	—	—	8,248
Proceeds from stock issuance	—	—	98
Proceeds from exercise of stock options	610	2,610	98
Capital stock repurchased	(502)	(3,562)	—

Net Cash Provided (Used) By Financing Activities	52	(2,460)	8,699

Net Increase (Decrease) in Cash	32	(137)	386
Cash, Beginning of Year	371	508	122

Cash, End of Year	$403	$371	$508

Reconciliation of Net Increase to Net Cash Provided by Operating Activities
Net Income	$9,355	$8,421	$7,694

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization	—	8	—
Undistributed earnings of subsidiaries	(9,909)	(8,910)	(8,072)
(Increase) Decrease in accounts receivable	201	(360)	(51)
(Increase) Decrease in accrued interest receivable	—	4	(4)
(Increase) Decrease in prepaid expenses	22	(25)	(188)
Increase (Decrease) in accounts payable	14	(14)	55

Total Adjustments	(9,672)	(9,297)	(8,260)

Net Cash Used by Operating Activities	$(317)	$(876)	$(566)

FOOTHILL INDEPENDENT BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note #22 - Summary of Quarterly Financial Information (Unaudited)

The following quarterly financial information for the Company and its subsidiaries for the two years ended December 31, 2004 and 2003, is summarized below:

	2004
	First	Second	Third	Fourth
	(dollars in thousands, except per share amounts)
Summary of Operations
Interest income	$8,879	$8,783	$9,484	$9,884
Interest expense	1,016	1,084	1,135	1,232
Net interest income	7,863	7,699	8,349	8,652
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	7,863	7,699	8,349	8,652
Other income	1,418	1,416	1,445	1,307
Other expense	5,843	5,666	6,075	6,027
Income before taxes	3,438	3,449	3,719	3,932
Applicable income taxes	1,234	1,242	1,325	1,382

Net Income	$2,204	$2,207	$2,394	$2,550

Earnings Per Share - Basic	$0.33	$0.33	$0.35	$0.38

Earnings Per Share - Diluted	$0.31	$0.31	$0.33	$0.36

	2003
	First	Second	Third	Fourth
	(dollars in thousands, except per share amounts)
Summary of Operations
Interest income	$8,609	$8,556	$9,317	$9,198
Interest expense	1,104	1,138	1,043	998
Net interest income	7,505	7,418	8,274	8,200
Provision for loan losses	—	100	200	48
Net interest income after provision for loan losses	7,505	7,318	8,074	8,152
Other income	1,350	1,434	1,416	1,413
Other expense	5,672	5,664	6,077	6,102
Income before taxes	3,183	3,088	3,413	3,463
Applicable income taxes	1,152	1,115	1,215	1,244

Net Income	$2,031	$1,973	$2,198	$2,219

Earnings Per Share - Basic	$0.31	$0.30	$0.33	$0.33

Earnings Per Share - Diluted	$0.29	$0.28	$0.31	$0.31

Note 23 - Subsequent Event

On January 25, 2005 the Board of Directors approved a dividend in the amount of $.13 per share to be paid on February 28, 2005 to shareholders of record as of February 9, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the Exchange Act), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10–K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting

Internal Control Over Financial Reporting. Management of Foothill Independent Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct any deficiencies that may be found to exist in our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

Status of Management Assessment Process. Our management has substantially completed its testing, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, of the effectiveness of Foothill Independent Bancorp’s internal control over financial reporting as of December 31, 2004. So far it has not found any material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004.

The issuance of management’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, together with the auditor’s attestation report, had been required to be issued as part of this Annual Report. However, the Securities and Exchange Commission, by exemptive order issued on November 30, 2004, is allowing companies with fiscal years ending between November 15, 2004 and February 28, 2005, an additional 45 days within which to file such reports.

We expect that prior to the expiration of that 45-day period (i) our management will have completed its testing and assessment of the effectiveness of Foothill Independent Bancorp’s internal control over financial reporting and will have made its determination and issued its report as to whether Foothill Independent Bancorp maintained effective internal control over financial reporting as of December 31, 2004, and (ii) its independent registered public accounting firm will have issued an attestation report with regard to that assessment and determination by management. At that time, we will file an amendment on Form 10-K/A to this Annual Report that will contain management’s report regarding the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the attestation report with respect thereto of its independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information regarding our executive officers which is included in Part I of this Report, the information called for by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 29, 2005 for the Company’s 2005 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 29, 2005 for the Company’s 2005 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information regarding equity compensation plans set forth below, the information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 29, 2005 for the Company’s 2005 annual stockholders’ meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2004:

	Column A	Column B	Column C
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	776,968	$9.89	322,026
Equity compensation not approved by shareholders	—	—	—

	776,968	$9.89	322,026

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 29, 2005 for the Company’s 2005 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 29, 2005 for the Company’s 2005 annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

See Index to Financial Statements in Item 8 on Page 41 of this Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2005.

FOOTHILL INDEPENDENT BANCORP

By:	/s/ GEORGE E. LANGLEY
George E. Langley, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the registrant in the capacities indicated on March 14, 2005.

/s/ GEORGE E. LANGLEY	President, Chief Executive Officer (Principal Executive Officer) and Director
George E. Langley

/s/ CAROL ANN GRAF	Chief Financial Officer (Principal Financial and Accounting Officer)
Carol Ann Graf

/s/ WILLIAM V. LANDECENA	Chairman of the Board of Directors
William V. Landecena

/s/ RICHARD GALICH	Director
Richard Galich

/s/ O. L. MESTAD	Director
O. L. Mestad

/s/ GEORGE SELLERS	Director
George Sellers

/s/ DOUGLAS F. TESSITOR	Director
Douglas F. Tessitor

/s/ MAX E. WILLIAMS	Director
Max E. Williams

S-1

EXHIBIT INDEX

Exhibit No	Description of Exhibit
2.1*	Agreement and Plan of Merger dated May 4, 2000 between Foothill Independent Bancorp, Inc (“Foothill Delaware”) and Foothill Independent Bancorp (“Foothill California”) pursuant to which the Company’s state of incorporation was changed from California to Delaware.

2.28*	Certificate of Merger filed with the Delaware Secretary of State on July 18, 2000 effectuating the reincorporation of the Company in Delaware.

3.1*	Certificate of Incorporation of the Company as filed in Delaware.

3.2*	Bylaws of the Company, as in effect under Delaware Law.

4.1*	Rights Agreement between the Company and ChaseMellon Shareholder Services LLC setting forth the rights of the holders of Rights to Purchase Common Stock of the Company.

4.2**	Amendment dated February 13, 2002 to Rights Agreement to appoint Registrar and Transfer Company as the successor Rights Agent to ChaseMellon Shareholder Services LLC

21	Subsidiaries of the Company.

23.1	Consent of Independent Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2000.
**	Incorporated by reference from the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001.

E-1