Form 10-K/A
period 2004-12-31
FOOTHILL INDEPENDENT BANCORP
filed 2005-04-27
CIK 718903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

(626) 963-8551)

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

The aggregate market value of voting shares held by non-affiliates of Registrant as of June 30, 2004, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $140,968,000.

As of April 21, 2005, there were 6,755,428 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FOOTHILL INDEPENDENT BANCORP

AMENDMENT NO. 1 ON FORM 10-K/A

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

EXPLANATORY NOTE

Foothill Independent Bancorp (“we”, “us”, “our”, or “Foothill Independent Bancorp”) filed its Annual Report on
Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”) with the Securities and Exchange Commission (the “Commission”) on March 15, 2005.

At the time of that filing, we elected to rely on an exemptive order of the Securities and Exchange Commission, made available to companies with fiscal years ending between November 15, 2004 and February 28, 2005, to defer the inclusion in our 2004 10-K, for up to 45 days, of our management’s report, and the report of our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting. Those reports are being included in Item 9A of our 2004 10-K by the filing of this Amendment No. 1 on Form 10-K/A.

This Amendment on Form 10-K/A also includes, as Exhibit 23.2, a new Consent of our Independent Registered Public Accounting Firm that includes that Firm’s consent to the incorporation by reference in our registration statements identified in that Consent, of its reports, dated March 31, 2005, with respect to management’s assessment of, and its opinion on, the effectiveness of our internal control over financial reporting.

Except for the matters disclosed in this Form 10-K/A, our 2004 10-K continues to speak as of March 15, 2005, which was the date of its original filing with the Securities and Exchange Commission, and we have not updated the disclosures contained therein to reflect events that have occurred since the date of that original filing.

(i)

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

Management’s Report on Internal Control Over Financial Reporting

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

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changed conditions or because the degree of compliance with the policies or procedures may deteriorate.

1

Management’s Assessment and Determination

Our management assessed the effectiveness of Foothill Independent Bancorp’s internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Foothill Independent Bancorp’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2004, Foothill Independent Bancorp and Subsidiaries maintained effective internal control over financial reporting.

Vavrinek, Trine, Day & Co. LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements included in this Annual Report on Form 10-K, has issued the following reports regarding that assessment by management and its own opinion on the effectiveness of our internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Foothill Independent Bancorp and Subsidiary

Glendora, California

We have audited management’s assessment, included in the accompanying Report of Management, that Foothill Independent Bancorp and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9 C).

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

2

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Foothill Independent Bancorp and Subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated January 21, 2005 expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 31, 2005

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FOOTHILL INDEPENDENT BANCORP

By:	/s/ GEORGE E. LANGLEY
George E. Langley, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10-K/A has been signed below by the following officers and directors of registrant in the capacities indicated on April 26, 2005.

	SIGNATURE	TITLE	DATE

	/s/ GEORGE E. LANGLEY George E. Langley	President, Chief Executive Officer and Director	April 26, 2005

	/s/ CAROL ANN GRAF Carol Ann Graf	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 26, 2005

	/s/ WILLIAM V. LANDECENA* William V. Landecena	Chairman of the Board of Directors	April 26, 2005

	/s/ RICHARD GALICH* Richard Galich	Director	April 26, 2005

	/s/ O. L. MESTAD * O. L. Mestad	Director	April 26, 2005

	/s/ GEORGE SELLERS* George Sellers	Director	April 26, 2005

	/s/ DOUGLAS F. TESSITOR* Douglas F. Tessitor	Director	April 26, 2005

	/s/ MAX E. WILLIAMS* Max E. Williams	Director	April 26, 2005

*By:	/s/ CAROL ANN GRAF Carol Ann Graf, Attorney-in-Fact		April 26, 2005

S-1

INDEX TO EXHIBITS

Exhibit No	Description of Exhibit
2.1*	Agreement and Plan of Merger dated May 4, 2000 between Foothill Independent Bancorp, Inc (“Foothill Delaware”) and Foothill Independent Bancorp (“Foothill California”) pursuant to which the Company’s state of incorporation was changed from California to Delaware.

2.28*	Certificate of Merger filed with the Delaware Secretary of State on July 18, 2000 effectuating the reincorporation of the Company in Delaware.

3.1*	Certificate of Incorporation of the Company as filed in Delaware.

3.2*	Bylaws of the Company, as in effect under Delaware Law.

4.1*	Rights Agreement between the Company and ChaseMellon Shareholder Services LLC setting forth the rights of the holders of Rights to Purchase Common Stock of the Company.

4.2**	Amendment dated February 13, 2002 to Rights Agreement to appoint Registrar and Transfer Company as the successor Rights Agent to ChaseMellon Shareholder Services LLC

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm dated March 14, 2005

23.2	Consent of Independent Registered Public Accounting Firm dated April 26, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2000.
**	Incorporated by reference from the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001.

E-1