Form 10-Q
period 2005-03-31
FOOTHILL INDEPENDENT BANCORP
filed 2005-05-10
CIK 718903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-11337

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

A total of 6,780,749 shares of Common Stock were outstanding as of May 6, 2005.

FOOTHILL INDEPENDENT BANCORP

FORWARD LOOKING INFORMATION

This Report contains “forward-looking” statements that set forth our current expectations or beliefs regarding our future financial performance. There are a number of risks and uncertainties in our business that could cause our actual financial performance in the future to differ, possibly significantly, from the expectations and beliefs set forth in those statements. A discussion of those risks and uncertainties is set forth at the end of Item 2 of Part I of this Report under the caption MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATION – Risks and Uncertainties That Could Affect Our Future Financial Performance.” Readers of this Report are urged to review that discussion, which qualifies the forward looking statements contained in this Report.

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Mar. 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$34,662	$23,611
Federal funds sold and Overnight Repurchase Agreements	20,900	28,900

Total Cash and Cash Equivalents	55,562	52,511

Interest-bearing deposits in other financial institutions	6,833	9,803

Investment Securities Held-to-Maturity (approximate market value of $7,986 in 2005 and $8,160 in 2004)
U.S. Treasury	1,795	1,795
U.S. Government Agencies	—	—
Municipal Agencies	4,222	4,222
Other Securities	1,876	1,963

Total Investment Securities Held-To-Maturity	7,893	7,980

Investment Securities Available-For-Sale	191,167	186,575

Federal Home Loan Bank stock, at cost	3,460	3,460

Federal Reserve Bank stock, at cost	348	348

Loans, net of unearned discount and prepaid points and fees	517,034	505,282
Direct lease financing	308	341
Less reserve for possible loan and lease losses	(5,015)	(5,016)

Total Loans & Leases, net	512,327	500,607

Bank premises and equipment	4,791	4,815
Accrued interest	3,555	3,006
Other real estate owned, net of allowance for possible losses of $0 in 2005 and in 2004	—	—
Cash surrender value of life insurance	12,496	12,300
Prepaid expenses	1,020	1,177
Deferred tax asset	4,195	3,382
Other assets	1,750	991

Total Assets	$805,397	$786,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$275,795	$259,285
Savings and NOW deposits	172,700	164,947
Money market deposits	200,947	206,919
Time deposits in denominations of $100,000 or more	34,127	42,060
Other time deposits	33,227	35,839

Total deposits	716,796	709,050

Accrued employee benefits	3,474	3,446
Accrued interest and other liabilities	12,052	1,642
Junior subordinated debentures	8,248	8,248

Total liabilities	740,570	722,386
Stockholders’ Equity
Stock dividend to be distributed	—	—
Capital stock—authorized: 25,000,000 shares $.001 par value; issued and outstanding: 6,752,348 shares at March 31, 2005 and 6,731,631 at December 31, 2004	7	7
Additional Paid-in Capital	68,021	67,831
Retained Earnings (Deficit)	(873)	(2,608)
Accumulated Other Comprehensive Income	(2,328)	(661)

Total Stockholders’ Equity	64,827	64,569

Total Liabilities and Stockholders’ Equity	$805,397	$786,955

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Interest Income
Interest and fees on loans	$8,263	$7,639
Interest on investment securities
U.S. Treasury	21	3
Obligations of other U.S. government agencies	1,424	956
Municipal agencies	183	136
Other securities	19	32
Interest on deposits	47	24
Interest on Federal funds sold	172	82
Lease financing income	5	7

Total Interest Income	10,134	8,879

Interest Expense
Interest on savings & NOW deposits	159	151
Interest on money market deposits	666	543
Interest on time deposits in denominations of $100,000 or more	150	103
Interest on other time deposits	84	127
Interest on borrowings	120	92

Total Interest Expense	1,179	1,016

Net Interest Income	8,955	7,863
Provision for Loan and Lease Losses	—	—

Net Interest Income After Provisions for Loan and Lease Losses	8,955	7,863

Non-Interest Income
Fees and service charges	1,038	1,267
Gain on sale SBA loans	13	2
Other	231	149

Total non-interest income	1,282	1,418

Other Expenses
Salaries and benefits	2,943	2,778
Occupancy expenses, net of revenue of $37 in 2005 and $40 in 2004	624	697
Furniture and equipment expenses	419	418
Other expenses (Note 2)	2,248	1,950

Total Other Expenses	6,234	5,843

Income Before Income Taxes	4,003	3,438
Provision for income taxes	1,392	1,234

NET INCOME	$2,611	$2,204

Earnings Per Share of Common Stock (Note 3)
Basic	$0.31	$0.26

Diluted	$0.29	$0.25

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Number of Shares Outstanding	Capital Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2004	6,702,912	$6	$67,222	$—	$(6,605)	$165	$60,788
Cash Dividend					(887)		(887)
Exercise of stock options	32,398	1	191				192
Common stock repurchased, cancelled and retired	(5,833)	—			(131)		(131)
Comprehensive Income
Net Income				2,204	2,204		2,204
Unrealized security holding losses (net of taxes $175)				329		329	329

Total Comprehensive Income				$2,533

Balance, March 31, 2004	6,729,477	$7	$67,413		$(5,419)	$494	$62,495

Balance, January 1, 2005	6,731,631	7	67,831		(2,608)	(661)	64,569
5-for-4 stock split to be distributed	1,688,118	—	—				—
Cash dividend					(876)		(876)
Exercise of stock options	20,917	—	190				190
Common stock repurchased, cancelled and retired	—	—					—
Comprehensive Income
Net Income				2,611	2,611		2,611
Unrealized security holding gains (net of taxes $820)				(1,667)		(1,667)	(1,667)

Total Comprehensive Income				$944

Balance, March 31, 2005	8,440,666	$7	$68,021		$(873)	$(2,328)	$64,827

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(unaudited)

(In thousands)

	2005	2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
Interest and fees received	$9,617	$8,905
Service fees and other income received	1,084	1,222
Financing revenue received under leases	5	7
Interest paid	(1,127)	(,016)
Cash paid to suppliers and employees	(7,142)	(6,035)
Income taxes paid	(366)	(312)

Net Cash Provided by Operating Activities	2,071	2,771

Cash Flows From Investing Activities:
Proceeds from maturity of investment securities (AFS)	2,841	29,587
Purchase of investment securities (AFS)	(9,957)	(32,816)
Proceeds from maturity of investment securities (HTM)	87	1,004
Purchase of investment securities (HTM)	—	—
Net decrease in deposits at other financial institutions	2,970	593
Net decrease in credit card and revolving credit receivables	351	534
Recoveries on loans previously written off	5	43
Net increase in loans	(12,104)	(6,693)
Net decrease in leases	33	63
Proceeds from property, plant & equipment	—	—
Capital expenditures	(317)	(217)
Proceeds from sale of other real estate owned	—	—

Net Cash Provided by (Used in) Investing Activities	(16,091)	(7,902)

Cash Flows From Financing Activities:
Net increase decrease in deposits	7,757	40,799
Net increase decrease in short term borrowing	10,000	—
Proceeds from exercise of stock options	190	192
Stock repurchased and retired	—	(131)
Dividends paid	(876)	(887)

Net Cash Provided by Financing Activities	17,071	39,973

Net Increase in Cash and Cash Equivalents	3,051	34,842
Cash and Cash Equivalents at Beginning of Year	52,511	53,065

Cash and Cash Equivalents at March 31, 2005 and 2004	$55,562	$87,907

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(unaudited)

(In thousands)

	2005	2004
Net Income	$2,611	$2,204

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	339	334
(Gain)/loss on sale of equipment	2	—
Provision (credit) for deferred taxes	(813)	166
Increase in taxes payable	1,839	756
(Increase)/decrease in other assets	(760)	61
(Increase)/decrease in interest receivable	(549)	120
Increase/(decrease) in discounts and premiums	37	(87)
Increase in interest payable	52	—
Decrease in prepaid expenses	153	149
Decrease in accrued expenses and other liabilities	(644)	(741)
Increase in cash surrender value of life insurance	(196)	(191)

Total Adjustments	(540)	567

Net Cash Provided (Used) by Operating Activities	$2,071	$2,771

DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, operating results, changes in stockholders’ equity and cash flows of the Company and its subsidiaries for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2005. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 27, 2005.

NOTE #2—OTHER EXPENSES

The following is a breakdown of other expenses for the three month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Data processing	$337	$416
Marketing expenses	310	242
Office supplies, postage and telephone	245	263
Bank Insurance	116	113
Supervisory Assessments	43	40
Professional Expenses	570	331
Other Expenses	627	545

Total Other Expenses	$2,248	$1,950

NOTE #3—EARNINGS PER SHARE

The following table sets forth a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share:

	Three Months Ended March 31,
	2005		2004
	(In thousands)
	Income	Shares(1)	Income	Shares(1)
Net income as reported	$2,611		$2,204
Shares outstanding at period end		8,441		8,412
Impact of weighting shares purchased during period		(14)		(15)

Used in Basic EPS	2,611	8,427	2,204	8,397
Dilutive effect of outstanding stock options		563		552

Used in Dilutive EPS	$2,611	8,990	$2,204	8,949

(1)	The numbers of shares outstanding at March 31, 2005 and 2004 have been retroactively adjusted for a 5-for-4 stock split that will be distributed to stockholders on May 25, 2005.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #3—EARNINGS PER SHARE (continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation.

	Three Months Ended March 31,
	2005(1)	2004(1)
	(In thousands except per share data)
Net Income
As reported	$2,611	$2,204
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(25)	(25)

Pro forma net income	$2,586	$2,179
Basic earnings per share
As reported	$0.31	$0.26

Pro Forma	$0.31	$0.26

Earnings per share—Assuming dilution (1)
As reported	$0.29	$0.25

Pro forma	$0.29	$0.24

(1)	Per share amounts at March 31, 2005 and 2004 have been retroactively adjusted for a 5-for-4 stock split that will be distributed to stockholders on May 25, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments. SFAS No. 123R will eliminate the ability of public companies to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Instead, SFAS No. 123R will require that such transactions be accounted for using a fair-value-based method with compensation costs related to share-based payments to be recognized in the financial statements over the vesting periods of the share-based compensation. SFAS No. 123R is effective as of the first annual period beginning after June 15, 2005. As a result, we will be required to adopt SFAS No. 123R effective as of January 1, 2006. Currently, we believe that SFAS No. 123R will not have a material effect on our net earnings or earnings per share.

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

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #4—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at March 31, 2005. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at March 31, 2005.

The respective estimated fair values of the Company’s financial instruments at March 31, 2005 are as follows:

	March 31, 2005
	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$55,562	$55,562
Investment securities and deposits	209,701	207,845
Loans	517,559	534,452
Direct lease financing	308	306
Cash surrender value of life insurance	12,496	12,496
Financial Liabilities
Deposits	$716,796	$716,733
Short-term debt	10,000	10,000
Long-term debt	8,248	8,248
Unrecognized Financial Instruments
Commitments to extend credit	$56,254	$563
Standby letters of credit	2,924	29

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #5—NON-PERFORMING LOANS

The following table sets forth information regarding our non-performing loans at March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$—	$9
Real estate	—	—
Installment loans to individuals	—	1
Aggregate leases	—	—

Total loans past due more than 90 days	$—	$10
Troubled debt restructurings (2)	6	—
Non-accrual loans (3)	124	127

Total non-performing loans	$130	$137

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3)	There was one loan on non-accrual status, totaling approximately $124,000, at March 31, 2005 and one nonaccrual loan totaling approximately $137,000 at December 31, 2004.

We regularly review the loan portfolio to identify problem loans. The Board of Governors of the Federal Reserve Board (the “FRB” or “Federal Reserve Board”) and the California Department of Financial Institutions (the “DFI”), which are the Bank’s principal federal and state regulatory agencies, respectively, also identify and classify problem credits during their periodic regulatory examinations of the Bank and their loan classifications may differ from those made by management. There are three classifications for problem loans: “substandard”, “doubtful”, and “loss”. Substandard loans have well defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional weaknesses that make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable. A loan classified as “loss” is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated “special mention” is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but which do possess credit deficiencies or potential weaknesses deserving management’s close attention.

The following table sets forth the amounts, by classification category, of the Bank’s classified loans at:

At March 31, 2005
Loan Classification	Amount
(in thousands)
Substandard	$3,089
Doubtful	0
Loss	0

Of the loans classified substandard at March 31, 2005, a total of $2,965,000 were performing and accruing loans and the remaining $124,000 was a non-accrual loan, on which we had ceased accruing interest.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #6—RESERVE FOR LOAN AND LEASE LOSSES

The reserve for loan and lease losses is a general reserve established to absorb potential losses inherent in the entire loan and lease portfolio. The level of and ratio of additions to the reserve are based on analyses that we conduct of the loan and lease portfolio and, at March 31, 2005, the reserve reflected an amount which, in our judgment, was adequate to provide for potential loan losses. In evaluating the adequacy of the reserve, we consider a number of factors, including the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and trends and the financial prospects and worth of the respective borrowers or loan guarantors. In addition, the FRB and the DFI, as part of their periodic examinations of the Bank, review the adequacy of the Bank’s reserve for possible loan and lease losses. On the basis of those examinations, those agencies may require the Bank to recognize additions to the reserve. We were most recently examined by the FRB as of December 31, 2003.

The reserve for loan and lease losses at March 31, 2005, was $5,015,000, or 0.97% of total loans and leases. Additions to the reserve are made through the provision for loan losses which is an operating expense of the Company.

The following table provides certain information with respect to the reserve for loan losses as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	Three Months Ended March 31, 2005	Year Ended December 31, 2004
	(Dollars in thousands)
Reserve for Loan Losses
Balance, Beginning of period	$5,016	$4,947

Charge-Offs
Commercial, financial and agricultural	—	(74)
Real estate—construction	—	—
Real estate—mortgage	—	—
Consumer loans	(6)	(15)
Lease Financing	—	—
Other	—	—

Total Charge-Offs	(6)	(89)

Recoveries
Commercial, financial and agricultural	5	126
Real estate—construction	—	—
Real estate—mortgage	—	26
Consumer loans	—	6
Lease Financing	—	—
Other	—	—

Total recoveries	5	158

Net recoveries (charge-offs) during period	(1)	69
Provision charged to operations during period	—	—

Balance at end of period	$5,015	$5,016

Ratios:
Net charge-offs to average loans outstanding during period	0.00%	(0.02)%

Reserve for loan losses to total Loans	0.97%	1.01%

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

NOTE #7—MARKET RISK

We utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits which specify maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and upward and downward shifts in interest rates of 100, 200 and 300 basis point, respectively. A parallel and pro rata shift in rates over a 12-month period is assumed.

The following reflects the Company’s net interest income sensitivity analysis as of March 31, 2005 (with dollars stated in thousands):

Simulated Rate Changes		Market Value
	Interest Income Sensitivity	Assets	Liabilities
		(Dollars in thousands)
+100 basis points	-4.00%	$743,480	$695,056
+200 basis points	-8.03%	$727,914	$694,633
+300 basis points	-12.15%	$713,356	$694,219
-100 basis points	2.83%	$778,057	$695,932
-200 basis points	0.44%	$797,312	$696,385
-300 basis points	-2.20%	$818,072	$696,850

The Company does not engage in any hedging activities and does not have any derivative securities in its portfolio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with our consolidated financial statements, and the footnotes thereto, contained earlier in this Report and the statements regarding forward-looking information and the risks and uncertainties that could affect our future performance described below in this Report.

Our principal operating subsidiary is Foothill Independent Bank (the “Bank”), which is a California state chartered bank and a member bank in the Federal Reserve System. The Bank accounts for substantially all of our consolidated revenues and income and owns substantially all of our consolidated assets. Accordingly, the following discussion focuses primarily on the Bank’s operations and financial condition.

Forward-Looking Statements

The discussion below in this Section of this Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance, so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected or anticipated future results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or future financial condition, or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements reflect our current expectations about trends in our business and our future financial performance. Our actual results in future periods may differ significantly from those expectations. This Section of this Report, entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the subsections below, entitled “Critical Accounting Policies” and “Risks and Uncertainties That Could Affect Our Future Financial Performance,” describe some of the factors that could cause these differences, and should be read in their entirety.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices in the banking industry. The information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. However, the carrying values at which we record some of our assets are based on estimates and judgments we must make about anticipated events or economic conditions or trends, over which we do not have control. If the economic conditions or trends on which we based our estimates and judgments were to change unexpectedly or other unanticipated events were to occur, we could have to reduce the values at which we had recorded those assets in our financial statements, which could cause our future financial condition or our financial performance to differ, possibly materially, from the results that we had expected.

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

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of March 31, 2005, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $4,195,000. Such tax benefits expire over time unless used and the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income.

Results of Operations

Overview. Generally, the principal determinant of a bank’s income is its net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on other interest bearing liabilities. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including the monetary policies of the Federal Reserve Board, national and local economic conditions, and competition from other depository institutions and financial services companies, which affect interest rates and also the demand for loans and the ability of borrowers to meet their loan payment obligations.

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income and our net earnings in quarters ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Interest Income	$10,134	$8,879
Interest Expense	1,179	1,016
Net interest income	8,955	7,863
Net earnings	2,611	2,204
Net interest margin(1)	4.87%	4.93%

(1)	Net interest margin is tax-adjusted net interest income stated as a percentage of average interest-earning assets.

On June 30, 2004, the Federal Reserve Board increased targeted interest rates by one-quarter percent, the first such increase in three and one-half years. At that time, the FRB indicated an intention to continue such increases at a “measured pace.” As a result, on six subsequent occasions, through March 22, 2005, the FRB increased those rates, each time by another one-quarter percent. Those increases, in turn, led to increases in the prime rate of interest to its current level of 5.75%. Current forecasts of interest rates are projecting the prime rate of interest to increase further to 7.0% by the end of calendar 2005. If that forecasted interest rate increase does occur, we expect that our net interest margin and, therefore, also our net interest income will increase modestly during the remainder of the current fiscal year ending December 31, 2005.

The following table sets forth the Company’s annualized return on average assets and annualized return on average equity in the three month period ended March 31, 2005 as compared to the corresponding period of 2004, as well as certain additional comparative data for those quarterly periods.

	Three Months Ended March 31,
	2005	2004
Annualized Returns on Average Assets	1.30%	1.26%
Annualized Returns on Average Equity	16.15%	14.32%
Dividend Payout Ratio	33.33%	39.39%
Equity to Asset Ratio	8.06%	8.77%

Results of Operations for Quarters Ended March 31, 2005 and 2004

Net Interest Income. As indicated by the following table, which sets forth our net interest earnings (in thousands of dollars) and the net yields on average earning assets for the quarters ended March 31, 2005 and 2004, our tax-adjusted interest income in the first quarter of 2005 increased by $1,281,000, or 14.3%, while our interest expense increased by only $163,000, or 16.0%, in each case as compared to the first quarter of 2004. As a result, our tax-adjusted net interest income increased by $1,118,000, or 14.1% in the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Total Interest Income (1)(2)	$10,250	$8,969
Total Interest Expense (3)	$1,179	$1,016
Net Interest Income (1)(2)	$9,071	$7,953
Net Average Earning Assets (2)	$745,149	$644,608
Net Yield on Average Earning Assets (1)(2)	5.50%	5.57%
Net Yield on Average Earning Assets (excluding Loan Fees) (1)(2)	5.37%	5.44%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 34.5% and 35.9% for the quarters ended March 31, 2005 and 2004, respectively.

(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans has been excluded. There was one non-accruing loan, totaling $124,000 (0.02% of total loans outstanding) at March 31, 2005, and one non-accruing loan totaling $137,000 (0.03% of total loans outstanding) at March 31, 2004.

(3)	Includes interest paid on money market deposits, and NOW and Super NOW accounts.

Increase in Interest Income. The increase in interest income in this year’s first quarter, as compared to the same quarter last year, was primarily attributable to increases in the volume of loans and in the volume of our investment securities.

Increase in Interest Expense. The increase in interest expense in the quarter ended March 31, 2005 was primarily attributable to the increase in the average volume of money market deposits and, to a lesser extent, the increase in the rates we paid on our junior subordinated debentures (see Contractual Obligations – Junior Subordinated Debentures).

Rate Sensitivity, Net Interest Margins and Market Risk.

Rate Sensitivity. Like other banking organizations, our net interest margin, which is the difference between the interest we earn on our loans and other interest earning assets, on the one hand, and the interest we pay on deposits and other interest-bearing liabilities, on the other hand, and which determines our net interest income, is affected by a number of factors, including the relative percentages or the “mix” of:

•	our assets, between loans, on the one hand, on which we are able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields are generally lower;

•	variable and fixed rate loans in our loan portfolio; and

•	demand, savings and money market deposits (Core Deposits), on the one hand, and higher priced time deposits, on the other hand.

Impact on Net Interest Margins of the Mix of Fixed and Variable Rate Loans. As a general rule, in an interest rate environment characterized by declining interest rates, a bank with a relatively high percentage of variable rate loans will experience a decline in its net interest margins, because those loans will “reprice” automatically when market rates of interest decline. By contrast, a bank with a large proportion of fixed rates loans generally will experience an increase in net interest margins, because the interest rates on those fixed rate loans will not decline in response to declines in market rates of interest. In a period of increasing interest rates, however, the interest margin of a bank with a high proportion of fixed rate loans generally will suffer because it will be unable to “reprice” those loans to fully offset the increases in the rates of interest it must offer to retain maturing time deposits and attract new deposits. A bank with a higher proportion of variable loans in an environment of increasing market rates of interest, on the other hand, will be able to offset more fully the impact of rising rates of interest on the amounts it must pay to retain existing and attract new deposits.

Impact on Net Interest Margins of the Mix of Demand, Savings and Time Deposits. In a period of declining market rates of interest, all other things being equal, a bank with a greater proportion of demand and savings accounts, as compared to time deposits, is likely to have, at least for the short term, a higher net interest margin than a bank with a greater proportion of time deposits, because a bank must wait for its time deposits to mature before it can implement reductions in the rates of interest it must pay on those deposits in response to declining market rates of interest. By contrast, such reductions can be implemented more quickly on savings and money market deposits. On the other hand, in a period of increasing market rates of interest, all other things being equal, a bank with a higher proportion of time deposits will generally have, at least for the short term, a higher interest margin than a bank with a higher proportion of savings deposits and a lower proportion of time deposits, because a bank need not increase the interest it pays on its time deposits until they mature, while it will usually have to increase its interest rates on savings and money market deposits to be able to retain them in response to increasing market rates of interest and competition from other depository institutions.

The average amounts (in thousands) of and the average rates paid on deposits, by type, in the quarters ended March 31, 2005 and 2004 are summarized below:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$272,410	0.0%	$229,968	0.0%
Savings Deposits (1)	376,485	0.88%	325,423	0.85%
Time Deposits (2)	74,914	1.25%	73,851	1.25%

Total Deposits	$723,809	0.59%	$629,242	0.59%

Impact of Changes in the Mix of Earning Assets and in the Mix of Interest Bearing Liabilities. In the quarter ended March 31, 2005, we were able to achieve an increase of $1,092,000, or 13.9%, in our net interest income, as compared to the same period of 2004, due to increases in the volume of our outstanding loan and investment securities, which were funded by an increase in deposits and reductions in other, lower yielding, earning assets.

Market Risk and Net Interest Margin. As demonstrated by the impact on our net interest margin of the reductions in market rates of interest during the three-year period that ended in June 2004, our net interest margin and, therefore, our net interest income and net earnings are affected by changes in market rates of interest (which we sometimes refer to as “market risk”). We attempt to reduce our exposure to market risk associated with interest rate fluctuations by seeking (i) to attract and maintain a significant volume of Core Deposits, consisting of demand, savings and money market deposits, that are not as sensitive to interest rate fluctuations as are time deposits, (ii) to match opportunities to “reprice” interest earning assets and interest bearing liabilities in response to changes in market rates of interest, and (iii) to change the mix of interest earning assets and interest bearing liabilities in a manner that is designed to achieve increases in net interest income.

In an effort to counteract the downward pressure on net interest margins that occurred as a result of decreasing market rates of interest during the three year period that ended June 30, 2004, we initiated and have continued sales and marketing programs that are designed (i) to increase our volume of loans, on which yields are higher than other earning assets, and (ii) to attract lower cost and less volatile Core Deposits, on which we pay lower rates of interest than on higher priced time deposits, in order to reduce our interest expense.

As a result of these measures:

•	the average volume of outstanding loans at March 31, 2005 was $46.6 million, or 10%, greater than at March 31, 2004;

•	the average volume of our Core Deposits increased to 90% of average total deposits in the three months ended March 31, 2005 from 88% in the same three months of 2004; and

•	time deposits (including those in denominations of $100,000 or more) declined, as a percentage of average total deposits, to 10% in the quarter ended March 31, 2005 as compared to 12% in the same quarter of 2004.

Despite these measures, our net interest margin (that is, tax-adjusted net interest income stated as a percentage of average interest-earning assets) was 4.87% for the quarter ended March 31, 2005 compared to 4.93% for the same quarter of 2004. That decline was primarily due to the decrease in market rates of interest during the quarter ended June 30, 2004. However, notwithstanding that decline, we believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $500 million to $1 billion (the “Peer Group Banks”), because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks.

Assuming continued modest economic growth and a gradual increase in market rates of interest, we currently expect that we will be able to achieve, during the balance of 2005, additional loan growth, without having to increase time deposits as a percentage of total deposits, and a modest improvement in our net interest margin. However, depending on loan demand and interest rates, we may find it necessary or prudent to increase time deposits to fund increases in loan volume.

Additionally, the ability to maintain our net interest margin is not entirely within our control, because the interest rates we are able to charge on loans and the interest rates we must offer to maintain and attract deposits are affected by national monetary policies established and implemented by the Federal Reserve Board and by competitive conditions in our service areas.

Moreover, the effect on a bank’s net interest margin of changes in market rates of interest is affected by the types and maturities of its deposits and earning assets. For example, a change in interest rates paid on deposits in response to changes in market rates of interest can be implemented more quickly in the case of savings deposits and money market accounts than with respect to time deposits as to which a change in interest rates generally cannot be implemented until those deposits mature. Also, a change in rates of interest paid on deposits can and often does lead consumers to move their deposits from one type of deposit to another or to shift funds from deposits to non-bank investments or from such investments to bank deposit accounts or instruments, which will affect a bank’s net interest margin.

There also are a number of uncertainties and risks that could adversely affect our net interest margin during the balance of 2005, including increased competition in our market areas, both from banks and other types of financial services institutions, as well as from securities brokerage firms and mutual funds that offer competing investment products. See “—Risks and Uncertainties That Could Affect Our Future Financial Performance” below.

Provision for Loan Losses. Like virtually all banking organizations, we follow the practice of maintaining a reserve (the “Loan Loss Reserve”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management estimates is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against and, to that extent, reduces the amount of the Loan Loss Reserve. That Reserve is increased periodically (i) to replenish the Reserve after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans, or due to adverse changes in national or local economic conditions. Those increases and additions are made through a charge against income referred to as the “provision for loan and lease losses.” Recoveries of loans previously charged-off are added back to and, to that extent, increase the Loan Loss Reserve and, therefore, may reduce the amount of the provision that the Bank would need to make to maintain the Loan Loss Reserve at a level believed by management to be adequate.

We employ economic models that are based on bank regulatory guidelines and industry standards to evaluate and determine the adequacy of the Loan Loss Reserve and, therefore, also the amount of the provision that we make for potential loan losses. However, those determinations involve judgments and assumptions about economic trends and other circumstances that are subject to a number of risks and uncertainties, some of which are outside of our ability to control. See the discussion below under “Risks and Uncertainties that Could Affect Our Future Financial Performance”. Since loans represent the largest portion of our total assets, these judgments and assumptions can have a significant effect on the amount of our reported assets as set forth on our balance sheet. Those judgments also determine the amount of the provisions we make for possible loan losses. If economic conditions or trends or other circumstances change, in an adverse manner, from those that were expected at the time those judgments or assumptions were made, it could become necessary to increase the Loan Loss Reserve by making additional provisions for loan losses, which could adversely affect our operating results. Additionally, to the extent those conditions or events were to result in loan charge-offs, the total amount of our reported loans would decline as well.

One circumstance that could affect the adequacy of our Loan Loss Reserve would be an adverse change in the financial condition of some of our borrowers. As a result, we review trends in loan delinquencies and in non-accrual loans as indicators of the financial condition of our borrowers. An increase in loan delinquencies or non-accrual loans would indicate that some of our borrowers are encountering financial difficulties; while a decline in loan delinquencies and, particularly in non-accrual loans, would suggest that borrowers are not encountering financial problems.

	March 31, 2005	December 31, 2004
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$—	$9
Real estate	—	—
Installment loans to individuals	—	1
Aggregate leases	—	—

Total loans past due more than 90 days	$—	$10
Troubled debt restructurings (2)	6	—
Non-accrual loans (3)	124	127

Total non-performing loans	$130	$137

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3)	There was 1 loan on non-accrual status, totaling approximately $124,000, at March 31, 2005 and 1 loan totaling approximately $137,000 at December 31, 2004.

We did not make any provisions for potential loan losses in the quarter ended March 31, 2005 as we concluded, based on our review of the quality of our loans and economic and market trends, that our Loan Loss Reserve remained adequate to cover possible future loan losses. At March 31, 2005, the Loan Loss Reserve was approximately $5,015,000 or 0.97% of total loans outstanding, compared to $5,016,000, or 1.01% of total loans outstanding, at December 31, 2004 and $4,954,000 or 1.06% of total loans outstanding at March 31, 2004.

The following table provides certain information with respect to our Loan Loss Reserve as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	Three Months Ended March 31, 2005	Year Ended December 31, 2004
	(Dollars in thousands)
Average amount of loans and leases outstanding (1)	$509,558	$480,717

Reserve for Loan Losses at beginning of period	$5,016	$4,647

Charge-Offs—Domestic Loans (2)
Commercial, financial and agricultural	—	(74)
Real estate—construction	—	—
Real estate—mortgage	—	—
Consumer loans	(6)	(15)
Lease Financing	—	—
Other	—	—

Total Charge-Offs	(6)	(89)

Recoveries
Commercial, financial and agricultural	5	126
Real estate—construction	—	—
Real estate—mortgage	—	26
Consumer loans	—	6
Lease Financing	—	—
Other	—	—

Total recoveries	5	159

Net recoveries (charge-offs) during period	(1)	69
Provision charged to operations during period	—	—

Balance at end of period	$5,015	$5,016

Ratios:
Net charge-offs to average loans outstanding during period	0.00%	-0.02%
Reserve for loan losses to total loans	0.97%	1.01%
Net loan charge-offs to loan loss reserve	0.02%	N/M (3)
Net loan charge-offs to provision for loan losses	—	N/M (3)
Loan loss reserve to non-performing loans	4,044.345%	3,661.314%

(1)	Net of unearned discount.

(2)	We do not have any loans outstanding to borrowers in foreign countries and therefore there are no foreign loan charge-offs or recoveries to report for any of the periods presented in the table above.

(3)	Recoveries exceeded charge-offs for the 12 months ended December 31, 2004. As a result, the ratio for this period was not meaningful.

Non-Interest Income. The following table identifies the components of and the percentage changes in non-interest income in the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

	Three Months Ended March 31,
	2005 Amount	2004 Amount	2005 vs. 2004 % Change
	(Dollars in thousands)
Fees and service charges	$1,038	$1,267	(18.1)%
Gain on sale of SBA loans	13	2	N/M
Other	231	149	55.0%

Total non-interest income	$1,282	$1,418	(9.6)%

The decline in non-interest income in the quarter ended March 31, 2005 as compared to the same quarter of 2004, was due to an 18.1% decrease in service charges and transaction fees that resulted primarily from a decline in the volume of deposit and deposit-related transactions. That decrease in transaction fees and services charges was partially offset by an increase in fees and charges collected on other banking related services and transactions during the quarter ended March 31, 2005 and, to a lesser extent, by an increase in the gains on the sale of SBA (Small Business Administration) loans.

Non-Interest Expense. Non-interest expense (also sometimes referred to as “other expense”) consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include items such as insurance premiums, marketing expenses, data processing costs, and professional fees.

In order to attract a higher volume of non-interest bearing demand and lower cost savings and money market deposits as a means of maintaining our net interest margin, it has been our policy to provide a higher level of personal service to our customers than the level of services that is provided by many of our competitors. As a result, we have more banking personnel than many of our competitors of comparable size, which is reflected in our non-interest expense. However, we believe that this higher level of service has helped us to retain our customers and enabled us to achieve an average net interest margin that exceeds the average net margin of the banks in our Peer Group.

Set forth below is information regarding non-interest expense incurred by us in the three month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005 Amount	2004 Amount	2005 vs. 2004 % Change
	(Dollars in thousands)
Non Interest Expense
Salaries and employee benefits	$2,943	$2,778	5.9%
Net occupancy expense of premises	624	697	10.5%
Furniture and equipment expenses	419	418	0.2%
Other expenses	2,248	1,950	15.3%

	$6,234	$5,843	6.7%

Efficiency Ratio	61.9%	64.8%

Personnel expenses increased by 5.9% in the first quarter this year, as compared to the first quarter last year, primarily due to increases in accruals for various employment benefit programs. Other expenses increased by 15% in the first quarter of 2005, as compared to the same quarter in 2004, primarily due to increases in professional fees and expenses, primarily related to the costs of compliance with the Sarbanes-Oxley Act of 2002, including the costs of documenting and testing our internal control over financial reporting as required by Section 404 of that Act. Those increases were partially offset by a 10% decrease in occupancy expenses. Notwithstanding those increases, our efficiency ratio (net interest income expressed as a percentage of the sum of net interest income and non-interest income, adjusted to eliminate nonrecurring expense and income items) improved to 61.9% in the quarter ended March 31, 2005, down from 64.8% in the same quarter of 2004.

Income Taxes. The increase in the provision for income taxes in the three month period ended March 31, 2005 was primarily attributable to the increase in pre-tax income in that period, as compared to the three month period ended March 31, 2004, which was partially offset by a decrease in our effective income tax rate for the first quarter of 2005 to approximately 34.8%, as compared to 35.9% for the quarter ended March 31, 2004. As discussed above, under the caption “Critical Accounting Policies,” that income tax rate reflects the beneficial impact of our ability to make use of certain income tax benefits available under state and federal income tax laws. The realization of those income tax benefits is dependent on our generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration. We have made a judgment that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our taxable income were to decline in future periods, making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits, by increasing the provision we make for income taxes, which would have the effect of reducing our net income. See “Critical Accounting Policies” above.

Financial Condition

Assets. Our total assets increased during the three months ended March 31, 2005 by $18.4 million or 2.3% from our total assets at December 31, 2004. Contributing to that increase were a $11.8 million, or 2.3%, increase in the volume of loans outstanding, a $11.0 million, or 46.8%, increase in cash and due from banks and a $4.6 million, or 2.5%, increase in the volume of investment securities.

The following table sets forth the dollar amounts of our interest earning assets at March 31, 2005 and December 31, 2004:

	At March 31, 2005	At December 31, 2004
	(In thousands)
Federal funds sold and overnight Repurchase Agreements	$20,900	$28,900
Interest-bearing deposits in other financial institutions	6,833	9,803
Investment securities held-to-maturity	7,893	7,980
Investment securities available-for-sale	191,167	186,575
Total Loans, net	512,327	500,607

Deposits. At March 31, 2005, the volume of core deposits (compromised of demand, savings and money market deposits) totaled $649.4 million, which was 2.9% higher than at December 31, 2004. At the same time, the volume of time deposits, including TCDs, declined by 13.5% to $67.4 million at March 31, 2005 from $77.9 million at December 31, 2004.

The increase in core deposits were primarily attributable to marketing programs designed to attract additional deposits from existing customers and deposits from new customers that could be used to fund increases in our interest earning assets.

Liquidity Management. We have established liquidity management policies which are designed to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In accordance with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and in deposit withdrawals and maturities. At March 31, 2005, the principal sources of liquidity consisted of $34.7 million of cash and demand balances due from other banks and $20.9 million in Federal funds sold and overnight repurchase agreements which, together, totaled $55.6 million, as compared to $52.5 million at December 31, 2004. Other sources of liquidity include $174 million in securities available-for-sale; and $6.8 million in interest bearing deposits at other financial institutions, the majority of which mature in six months or less. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $3.2 million at March 31, 2005, require regular installment payments from customers, providing us with a steady flow of cash funds.

We also have a revolving line of credit from the Federal Home Loan Bank, under which available and unused borrowings totaled $19.8 million as of March 31, 2005. Any borrowings that we make under that credit line are secured by a pledge of some of our outstanding loans. We also have established loan facilities that would enable us to borrow up to $18,000,000 of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise. Finally, if necessary, we could obtain additional cash by selling time certificates of deposit into the “CD” market. However, as a general rule, it has been and continues to be our policy to make use of borrowings under the credit line or loan facilities to fund short term cash requirements, before selling securities or reducing deposit balances at other banks and before selling time certificates of deposit.

We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and other credit facilities, will be sufficient to enable us to meet increases in demand for loans and leases and increases in deposit withdrawals that might occur in the foreseeable future.

Contractual Obligations

Junior Subordinated Debentures

Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in December 2002, we issued $8,248,000 of floating rate junior subordinated deferrable interest debentures (the “Subordinated Debentures”) in connection with a sale of floating rate trust preferred securities (the “Trust Preferred Securities”) to an institutional investor as part of a pooled securitization transaction by that investor. The trust preferred securities were issued and sold by a grantor trust (the “Trust”), of which we own all of the outstanding common securities, and the net proceeds from the sale of the trust preferred securities were paid to us in exchange for the issuance of the Subordinated Debentures to the Trust. The payment terms of the Subordinated Debentures correspond to the payment terms of the trust preferred securities and payments on the Debentures have been and in the future will be used to make payments that come due to the institutional investor on the trust preferred securities.

The Subordinated Debentures are subordinated to all of our existing and future borrowings and mature on December 26, 2032; but are redeemable, at par, at our option after five years (beginning December 26, 2007). We are required to make quarterly interest payments on these Debentures at an interest rate that is 3.05% above the three-month LIBOR (London Inter Bank Offered Rate), which resets quarterly. The interest rate that we are paying on these securities for the three months ending June 25, 2005 is 6.34%. Interest payments made on the Subordinated Debentures to the Trust are passed on the holder of the trust preferred securities.

Deferred Compensation Obligations. We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating management employees may defer compensation, in return for which those employees will receive certain payments upon retirement, death, or disability, consisting of payments for 10 years commencing upon retirement or reduced benefits upon early retirement, disability, or termination of employment. At March 31, 2005, our aggregate payment obligations under this plan totaled $4.5 million. Based on the age of the participants in this Plan, it is our current expectation that this amount would be paid over a period that should range from 2005 to 2021. In order to provide funds to pay these benefits, we purchased life insurance policies on the participants in this plan, the cash surrender values or death benefits of which are designed to cover the payments that we will become obligated to make to plan participants.

Supplemental Executive Retirement Plan. We maintain a nonqualified, unfunded supplemental executive retirement plan for certain key management personnel. Under this plan, participants are eligible to receive 40% of their final average monthly salary upon reaching 65 years of age and completing 10 years of service with the Bank. This plan provides for payments for fifteen years commencing upon retirement. At March 31, 2005, our aggregate payment obligations under this plan totaled $8.3 million. Based on the age of the participants in this plan, it is our current expectation that this amount would be paid over a period that should range from 2010 to 2049. In order to provide funds to pay these benefits, we have purchased life insurance policies on key executives participating in this plan, the cash surrender values or death benefits of which are designed to cover the payments that we will become obligated to make to plan participants.

Off-Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In the ordinary course of our business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. The following table sets forth the dollar amounts of (i) our contractual commitments to extend credit to our customers and (ii) our obligations under standby letters of credit, as of March 31, 2005 and 2004, respectively:

	At March 31,
	2005	2004
	(In thousands)
Commitments to extend credit	$56,254	$45,647
Standby letters of credit	2,924	1,522

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

Capital Resources and Dividends

It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective. Pursuant to that policy, the Company has paid regular quarterly cash dividends since September of 1999. In April of 2005, the Board of Directors declared a 5-for-4 stock split in the form of a 25% stock dividend and also declared a quarterly cash dividend of $0.13 per share. The shares issuable as a result of the 5-for-4 stock split will be distributed on May 25, 2005 to shareholders of record as of May 10, 2005. The cash dividend will be paid on June 10, 2005 to shareholders of record as of May 26, 2005, which is subsequent to the date of the distribution of the shares in the 5-for-4 stock split, thereby effectively increasing the aggregate amount of the cash dividend by 25%.

In the future, however, the Board may change the amount or frequency of cash dividends to the extent that it deems necessary or appropriate to achieve our objective of maintaining capital in amounts sufficient to support our growth. For example the retention of earnings in previous years enabled us to fund the opening of new banking offices and extend the Bank’s market areas, all of which have contributed to our increased profitability and the maintenance of our capital adequacy ratios well above regulatory requirements.

We continue to evaluate and explore opportunities to expand our market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets. The number of independent banks based in our market areas has declined significantly over the past several years and we believe there are opportunities for us to increase our market share in those areas. We have taken advantage of those opportunities by establishing a substantial number of new customer relationships and increasing the volume of our demand, savings and money market deposit balances in those geographic areas.

Stock Repurchase Program. In January of 2003 the Board of Directors authorized a open-market and private stock repurchase program that provided for the Company to repurchase up to $5,000,000 of its common stock. Repurchases may be made from time-to-time when opportunities to do so at favorable prices present themselves, in the open market or in privately negotiated transactions made in compliance with Securities and Exchange Commission (SEC) guidelines. As of March 31, 2005, we had repurchased a total of 180,066 shares of our common stock pursuant to that program for an aggregate price of approximately $3,496,000.

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

The following table compares, as of March 31, 2005, the actual capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) to the capital ratios that they are required to meet under applicable banking regulations:

	Company Actual	Bank Actual	For Capital Adequacy Purposes	To Be Categorized as Well Capitalized
Total Capital to Risk Based Assets	13.5%	13.2%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	12.6%	12.3%	4.0%	6.0%
Tier 1 Capital to Average Assets	9.3%	9.2%	4.0%	5.0%

Pursuant to rulings of the Federal Reserve Board, subject to certain conditions, subordinated indebtedness issued in connection with a sale of trust preferred securities may comprise up to 25% of a banking organization’s Tier 1 capital and, to the extent such indebtedness exceeds that limitation, such indebtedness may constitute Tier 2 capital for regulatory capital purposes. All of the $8.2 million of subordinated indebtedness evidenced by the Subordinated Debentures that we issued in December 2002 qualifies as Tier 1 capital under Federal Reserve Board regulations and was taken into account in determining the Company’s capital ratios set forth above. See “Liquidity—Contractual Obligations—Junior Subordinated Debentures” discussed above in this Section of this Report.

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

•	Increased Competition. Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan and investment products could require us to reduce interest rates and loan fees in order to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce our interest income or increase our interest expense, and thereby reduce our net interest margin, net interest income and net earnings.

•	Possible Adverse Changes in Economic Conditions. An adverse change in future economic conditions, either national or local, could (i) reduce loan demand that could cause our interest income and net interest margins to decline; (ii) weaken the financial capability of borrowers to meet their loan obligations to us, which could lead to increases in loan losses that would require us to increase our Loan Loss Reserve through additional charges to income; and (iii) lead to declines in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

•	Possible Adverse Changes in Federal Reserve Board Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets. Increases in our costs of funds or reductions in yields on our earning assets could cause our net interest margins and net interest income and, therefore, also our net earnings, to decline. As discussed above, during the three years ended in June 2004, the Federal Reserve Board lowered market rates of interest in an effort to stimulate the national economy. Those reductions caused our net interest margin to decline, because they led to reductions in the interest paid by borrowers on outstanding variable rate loans or enabled borrowers to refinance existing fixed rate loans at lower interest rates or to repay their loans. Although the Federal Reserve Board recently increased interest rates and has indicated an intention to continue doing so at a gradual pace, further reductions in our net interest margin and net interest income and, therefore, in our net earnings, could still occur depending on the pace of those increases. In addition, there is no assurance that economic or market conditions will not lead the Federal Reserve Board to halt or even “roll-back” such interest rate increases.

•	Real Estate Mortgage Loans. Approximately 90% of our loans are secured by deeds of trust or mortgages on real property. Although a significant portion of these loans were made to individuals, or entities controlled by individuals, whose businesses occupy the properties and the principal source of repayment is the cash flow generated by those businesses, if a significant decline in real property values were to occur in Southern California, such a decline could result in a deterioration in some of those loans, which would necessitate increases in our Loan Loss Reserve and could result in loan write-offs that would adversely affect our financial conditions and lead to reductions in earnings.

•	Lack of Geographic Diversity of our Operations. Substantially all of our banking operations are conducted in the Inland Empire area of Southern California, within a radius of approximately 75 miles. As a result, our operating results in the future could be hurt by events that could affect that geographic area, including natural disasters, such as earthquakes or fires, or localized economic downturns, or by financial difficulties that might be encountered by local governments or the California state government.

•	Changes in Regulatory Policies. Changes in federal and state bank regulatory policies, such as increases in capital requirements or in loan loss reserves, or changes in required asset/liability ratios, could adversely affect earnings by reducing yields on earning assets or increasing our operating costs.

•	Effects of Growth. It is our intention to take advantage of opportunities to increase our business, through acquisitions of other banks, the establishment of new banking offices or the offering of new products or services to our customers. If we do acquire any other banks, open any additional banking offices or begin offering new products or services, we are likely to incur additional operating costs that may adversely affect our operating results, at least on an interim basis.

•	Possibility of Change in Dividend Policy or Dividend Payments. In accordance with the Board of Directors’ dividend policy, we have paid a regular quarterly cash dividend since September 1999 and have made periodic repurchases of our outstanding shares. Although there are no plans to reduce the amount or terminate the payment of cash dividends, there can be no assurance that the amount or frequency of cash dividends will not have to be reduced or that cash dividends will not have to be suspended, as this will depend on such factors as economic and market conditions, our future financial performance and financial condition and our needs for capital to support future growth.

Additional information regarding these risks and uncertainties is contained in our Annual Report on Form 10K for the fiscal year ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2005, and readers of this Report are urged to review the Annual Report as well. Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is made known to management, including the CEO and CFO, on a timely basis.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FOOTHILL INDEPENDENT BANCORP

Date: May 9, 2005	By:	/s/ CAROL ANN GRAF
Carol Ann Graf Senior Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

E-1