Form 10-Q
period 2005-06-30
FOOTHILL INDEPENDENT BANCORP
filed 2005-08-08
CIK 718903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

A total of 8,508,347 shares of Common Stock were outstanding as of August 4, 2005.

FOOTHILL INDEPENDENT BANCORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

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

(i)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$35,437	$23,611
Federal funds sold and Overnight Repurchase Agreements	27,000	28,900

Total Cash and Cash Equivalents	62,437	52,511

Interest-bearing deposits in other financial institutions	1,487	9,803

Investment Securities Held-to-Maturity (approximate market value of $7,911 in 2005 and $8,160 in 2004)
U.S. Treasury	1,796	1,795
U.S. Government Agencies	—	—
Municipal Agencies	4,196	4,222
Other Securities	1,789	1,963

Total Investment Securities Held-To-Maturity	7,781	7,980

Investment Securities Available-For-Sale	187,648	186,575

Federal Home Loan Bank stock, at cost	4,214	3,460

Federal Reserve Bank stock, at cost	348	348

Loans, net of unearned discount and prepaid points and fees	513,130	505,282
Direct lease financing	286	341
Less reserve for possible loan and lease losses	(5,027)	(5,016)

Total Loans & Leases, net	508,389	500,607

Bank premises and equipment	4,684	4,815
Accrued interest	3,255	3,006
Other real estate owned, net of allowance for possible losses of $0 in 2005 and in 2004	—	—
Cash surrender value of life insurance	12,676	12,300
Prepaid expenses	1,131	1,177
Deferred tax asset	3,679	3,382
Other assets	922	991

Total Assets	$798,651	$786,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$288,273	$259,285
Savings and NOW deposits	166,788	164,947
Money market deposits	185,211	206,919
Time deposits in denominations of $100,000 or more	34,578	42,060
Other time deposits	42,581	35,839

Total deposits	717,431	709,050

Accrued employee benefits	3,547	3,446
Accrued interest and other liabilities	1,705	1,642
Junior subordinated debentures	8,248	8,248

Total liabilities	730,931	722,386
Stockholders’ Equity
Stock dividend to be distributed	—	—
Capital stock—authorized: 25,000,000 shares $.001 par value; issued and outstanding: 8,490,628 shares at June 30, 2005 and 6,731,631 at December 31, 2004	7	7
Additional Paid-in Capital	68,240	67,831
Retained Earnings (Deficit)	579	(2,608)
Accumulated Other Comprehensive Income	(1,106)	(661)

Total Stockholders’ Equity	67,720	64,569

Total Liabilities and Stockholders’ Equity	$798,651	$786,955

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$17,273	$15,078	$9,010	$7,439
Interest on investment securities
U.S. Treasury	69	5	48	2
Obligations of other U.S. government agencies	2,842	1,994	1,418	1,038
Municipal agencies	369	287	186	151
Other securities	162	64	143	32
Interest on deposits	73	54	26	30
Interest on Federal funds sold	400	166	228	84
Lease financing income	9	14	4	7

Total Interest Income	21,197	17,662	11,063	8,783

Interest Expense
Interest on savings & NOW deposits	335	305	176	154
Interest on money market deposits	1,296	1,175	630	632
Interest on time deposits in denominations of $100,000 or more	298	200	148	97
Interest on other time deposits	226	236	142	109
Interest on borrowings	429	184	309	92

Total Interest Expense	2,584	2,100	1,405	1,084

Net Interest Income	18,613	15,562	9,658	7,699
Provision for Loan and Lease Losses	—	—	—	—

Net Interest Income After Provisions for Loan and Lease Losses	18,613	15,562	9,658	7,699

Non-Interest Income
Fees and service charges	2,144	2,557	1,106	1,290
Gain on sale SBA loans	13	5	—	3
Other	464	272	233	123

Total non-interest income	2,621	2,834	1,339	1,416

Other Expenses
Salaries and benefits	6,064	5,603	3,121	2,825
Occupancy expenses, net of revenue of $82 in 2005 and $83 in 2004	1,262	1,301	638	604
Furniture and equipment expenses	844	824	425	406
Other expenses (Note 2)	4,798	3,781	2,550	1,831

Total Other Expenses	12,968	11,509	6,734	5,666

Income Before Income Taxes	8,266	6,887	4,263	3,449
Provision for income taxes	2,890	2,476	1,498	1,242

NET INCOME	$5,386	$4,411	$2,765	$2,207

Earnings Per Share of Common Stock (Note 3)
Basic	$0.64	$0.52	$0.33	$0.26

Diluted	$0.60	$0.49	$0.31	$0.25

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands)

SIX MONTHS ENDED June 30, 2005 AND 2004

	Number of Shares Outstanding	Capital Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2004	6,702,912	$6	$67,222	$—	$(6,605)	$165	$60,788
Cash Dividend					(1,762)		(1,762)
Exercise of stock options	40,636	1	236				237
Common stock repurchased, cancelled and retired	(24,383)	—			(502)		(502)
Comprehensive Income
Net Income				4,411	4,411		4,411
Unrealized security holding losses (net of taxes $878)				(1,873)		(1,873)	(1,873)

Total Comprehensive Income				$2,538

Balance, June 30, 2004	6,719,165	$7	$67,458		$(4,458)	$(1,708)	$61,299

Balance, January 1, 2005	6,731,631	$7	$67,831		$(2,608)	$(661)	$64,569
5-for-4 stock split to be distributed	1,694,706	—	—				—
Cash dividend					(1,988)		(1,988)
Exercise of stock options	72,427	—	409				409
Common stock repurchased, cancelled and retired	(8,136)	—			(201)		(201)
Comprehensive Income
Net Income				5,376	5,376		5,376
Unrealized security holding gains (net of taxes $303)				(445)		(445)	(445)

Total Comprehensive Income				$4,931

Balance, June 30, 2005	8,490,628	$7	$68,240		$579	$(1,106)	$67,720

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(unaudited)

(In thousands)

	2005	2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
Interest and fees received	$21,007	$17,705
Service fees and other income received	2,241	2,447
Financing revenue received under leases	9	14
Interest paid	(2,420)	(2,117)
Cash paid to suppliers and employees	(12,403)	(11,433)
Income taxes paid	(2,692)	(2,566)

Net Cash Provided by Operating Activities	5,742	4,050

Cash Flows From Investing Activities:
Proceeds from maturity of investment securities (AFS)	9,536	41,860
Purchase of investment securities (AFS)	(12,180)	(66,524)
Proceeds from maturity of investment securities (HTM)	199	2,030
Net increase (decrease) in deposits at other financial institutions	8,316	(793)
Net decrease in credit card and revolving credit receivables	345	629
Recoveries on loans previously written off	18	101
Net increase in loans	(8,195)	(14,571)
Net decrease in leases	55	117
Proceeds from property, plant & equipment	—	27
Capital expenditures	(531)	(448)

Net Cash Used in Investing Activities	(2,437)	(37,572)

Cash Flows From Financing Activities:
Net increase in deposits	8,401	58,437
Proceeds from exercise of stock options	409	237
Stock repurchased and retired	(201)	(502)
Dividends paid	(1,988)	(1,762)

Net Cash Provided by Financing Activities	6,621	56,410

Net Increase in Cash and Cash Equivalents	9,926	22,888
Cash and Cash Equivalents at Beginning of Year	52,511	53,065

Cash and Cash Equivalents at June 30, 2005 and 2004	$62,437	$75,953

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(unaudited)

(In thousands)

	2005	2004
Net Income	$5,376	$4,411

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	659	605
Loss on sale of equipment	3	5
(Credit) for deferred taxes	(297)	(877)
Increase in taxes payable	495	787
Decrease in other assets	71	107
(Increase)/decrease in interest receivable	(249)	107
Increase/(decrease) in discounts and premiums	68	(50)
Increase (decrease) in interest payable	164	(17)
Decrease in prepaid expenses	39	58
Decrease in accrued expenses and other liabilities	(211)	(704)
Increase in cash surrender value of life insurance	(376)	(382)

Total Adjustments	366	(361)

Net Cash Provided by Operating Activities	$5,742	$4,050

DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these interim condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, operating results, changes in stockholders’ equity and cash flows of the Company and its subsidiaries for the periods presented in accordance with GAAP. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2005. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 27, 2005.

NOTE #2—OTHER EXPENSES

The following is a breakdown of other expenses for the six and three-month periods ended June 30, 2005 and 2004.

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Data processing	$691	$787	$354	$371
Marketing expenses	638	482	328	240
Office supplies, postage and telephone	515	519	270	256
Bank Insurance	226	214	110	101
Supervisory Assessments	87	82	44	42
Professional Expenses	1,171	669	601	338
Other Expenses	1,470	1,028	843	483

Total Other Expenses	$4,798	$3,781	$2,550	$1,837

NOTE #3—EARNINGS PER SHARE

The following table sets forth a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share:

	Six Months Ended June 30,				Three Months Ended June 30,
	2005		2004		2005		2004
	(Dollars in thousands)
	Income	Shares(1)	Income	Shares(1)	Income	Shares(1)	Income	Shares(1)
Net income as reported	$5,376		$4,411		$2,765		$2,207
Shares outstanding at period end		8,491		8,398		8,491		8,398
Impact of weighting shares purchased during period		(43)		1		(22)		4

Used in Basic EPS	5,376	8,448	4,411	8,399	2,765	8,469	2,207	8,402
Dilutive effect of outstanding stock options		557		537		521		504

Used in Dilutive EPS	$5,376	9,005	$4,411	8,936	$2,765	8,990	$2,207	8,906

(1)	The numbers of shares outstanding at June 30, 2004 have been retroactively adjusted for a 5-for-4 stock split that was distributed to stockholders on May 25, 2005.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #3—EARNINGS PER SHARE (continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation.

	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
As reported	$5,376	$4,411	$2,765	$2,207
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(76)	(50)	(50)	(25)

Pro forma net income	$5,300	$4,361	$2,715	$2,182
Basic earnings per share
As reported	$0.64	$0.52	$0.33	$0.26

Pro Forma	$0.63	$0.52	$0.32	$0.26

Earnings per share—Assuming dilution (1)
As reported	$0.60	$0.49	$0.31	$0.25

Pro forma	$0.59	$0.49	$0.30	$0.25

(1)	Per share amounts at June 30, 2004 have been retroactively adjusted for a 5-for-4 stock split that will be distributed to stockholders on May 25, 2005.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). Statement of Financial Accounting Standards (“SFAS”) No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the financial condition or operating results of the Company.

In December 2004, the FASB issued FASB Statement No. 123R “Share-Based Payment” (“SFAS No. 123R”), which is a revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability of enterprises to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25 and, as a general matter, will require that such transactions be accounted for, instead, using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The phase-in period for SFAS No. 123R, as amended April 14, 2005 by the SEC, is effective for fiscal years beginning after June 15, 2005. Accordingly, the Company will begin accounting for stock-based compensation based on this new pronouncement on January 1, 2006.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at June 30, 2005. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at June 30, 2005.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #4—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The respective estimated fair values of the Company’s financial instruments at June 30, 2005 are as follows:

	June 30, 2005
	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$62,437	$62,437
Investment securities and deposits	201,478	201,566
Loans	513,750	526,807
Direct lease financing	286	286
Cash surrender value of life insurance	12,676	12,676
Financial Liabilities
Deposits	$717,430	$716,589
Short-term debt	—	—
Long-term debt	8,248	8,248
Unrecognized Financial Instruments
Commitments to extend credit	$61,586	$616
Standby letters of credit	2,967	30

NOTE #5—NON-PERFORMING LOANS

The following table sets forth information regarding our non-performing loans at June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$4	$9
Real estate	—	—
Installment loans to individuals	66	1
Aggregate leases	—	—

Total loans past due more than 90 days	$70	$10
Troubled debt restructurings (2)	4	—
Non-accrual loans (3)	120	127

Total non-performing loans	$194	$137

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3)	There was one loan on non-accrual status, totaling approximately $120,000, at June 301, 2005 and one nonaccrual loan totaling approximately $137,000 at December 31, 2004.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #5—NON-PERFORMING LOANS (continued)

We review the loan portfolio on a regular basis to identify problem loans. The Board of Governors of the Federal Reserve Board (the “FRB” or “Federal Reserve Board”) and the California Department of Financial Institutions (the “DFI”), which are the Bank’s principal federal and state regulatory agencies, respectively, also identify and classify problem loans during their periodic regulatory examinations of the Bank and their loan classifications may differ from those made by management. There are three classifications for problem loans: “substandard”, “doubtful”, and “loss”. Substandard loans have well defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional weaknesses that make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable. A loan classified as “loss” is considered uncollectible and of such little value that the continuance as an asset of the institution is not warranted. Another category designated “special mention” is maintained for loans which do not currently expose the Bank to a significant degree of risk to warrant classification as substandard, doubtful or loss, but which do possess credit deficiencies or potential weaknesses deserving management’s close attention.

The following table sets forth the amounts, by classification category, of the Bank’s classified loans at:

At June 30, 2005
Loan Classification	Amount
(in thousands)
Substandard	$1,615
Doubtful	0
Loss	0

Of the loans classified substandard at June 30, 2005, $1,495,000 were performing and accruing loans and the remaining $120,000 was a non-accrual loan, on which we had ceased accruing interest.

NOTE #6—RESERVE FOR LOAN AND LEASE LOSSES

The reserve for loan and lease losses is a general reserve established to absorb potential losses inherent in the entire loan and lease portfolio. The level (and ratio) of additions to the reserve are based on analyses that we conduct of the loan and lease portfolio. At June 30, 2005, the reserve reflected an amount, which, in our judgment, was adequate to provide for potential loan losses. In evaluating the adequacy of the reserve, we consider a number of factors, including the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and trends and the financial prospects and worth of the respective borrowers or loan guarantors. In addition, the FRB and the DFI, as part of their periodic examinations of the Bank, review the adequacy of the Bank’s reserve for possible loan and lease losses. On the basis of those examinations, those agencies may require the Bank to recognize additions to the reserve. We were most recently examined by the DFI as of December 31, 2004.

The reserve for loan and lease losses at June 30, 2005, was $5,027,000, or 0.98% of total loans and leases. Additions to the reserve are made through the provision for loan losses which is an operating expense of the Company.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #6—RESERVE FOR LOAN AND LEASE LOSSES (continued)

The following table provides certain information with respect to the reserve for loan losses as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	Six Months Ended June 30,	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Reserve for Loan Losses
Balance, Beginning of period	$5,016	$4,947

Charge-Offs
Commercial, financial and agricultural	—	(74)
Real estate—construction	—	—
Real estate—mortgage	—	—
Consumer loans	(7)	(15)
Lease Financing	—	—
Other	—	—

Total Charge-Offs	(7)	(89)

Recoveries
Commercial, financial and agricultural	10	126
Real estate—construction	—	—
Real estate—mortgage	—	26
Consumer loans	8	6
Lease Financing	—	—
Other	—	—

Total recoveries	18	158

Net recoveries (charge-offs) during period	11	69
Provision charged to operations during period	—	—

Balance at end of period	$5,027	$5,016

Ratios:
Net charge-offs to average loans outstanding during period	0.00%	(0.02)%

Reserve for loan losses to total Loans	0.98%	1.01%

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #7—MARKET RISK

We use the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits which specify maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and upward and downward shifts in interest rates of 100, 200 and 300 basis point, respectively. A parallel and pro rata shift in rates over a 12-month period is assumed.

The following reflects the Company’s net interest income sensitivity analysis as of June 30, 2005 (with dollars stated in thousands):

	Interest Income Sensitivity	Market Value
Simulated Rate Changes		Assets	Liabilities
		(Dollars in thousands)
+100 basis points	-3.87%	$744,581	$725,464
+200 basis points	-7.77%	$758,603	$725,053
+300 basis points	-12.53%	$743,641	$724,651
-100 basis points	2.72%	$809,998	$726,312
-200 basis points	0.29%	$829,675	$726,749
-300 basis points	-2.11%	$850,851	$727,197

The extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest-earning assets (loans versus other interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities. It is not uncommon for rates on certain assets or liabilities to lag behind changes in market rates of interest. Additionally, prepayments of loans and securities available for sale, and early withdrawals of certificates of deposit, could cause the interest sensitivities to vary. Additionally, the rate sensitivity analysis set forth in the table above assumes that we would make no changes in the mix of our interest earning assets or interest bearing liabilities in response to changes in the interest rate environment, which is not consistent with our practices.

We do not engage in any hedging activities and do not have any derivative securities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the footnotes thereto, contained earlier in this Report and the statements regarding forward-looking information and the uncertainties that could affect our future performance described below in this Report.

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

Forward-Looking Statements

This Section of the Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance, so long as they also provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected or anticipated future results. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or future financial condition or as to trends in our business or in our markets, are forward-looking statements. Our actual results in future periods may differ significantly from the expectations and beliefs about our future financial performance or financial condition contained in those statements. This Section of this Report, entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the subsections below entitled, respectively, “Critical Accounting Policies” and “Risks and Uncertainties That Could Affect Our Future Financial Performance,” describe some of the factors that could cause these differences, and should be read in their entirety.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices in the banking industry. The information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. However, the carrying values at which we record some of our assets are based on estimates and the judgments we must make about anticipated events or economic conditions or trends, over which we do not have control. If the economic conditions or trends on which we based our estimates and judgments unexpectedly change or other unanticipated events were to occur, we may have to reduce the values at which we had recorded those assets in our financial statements, which could cause our future financial condition or our financial performance to differ, possibly materially, from our previously expected results.

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

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of June 30, 2005, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $3,679,000. Unless used, such tax benefits expire over time. Therefore, the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income.

Results of Operations

Overview. As a general matter, one of the principal determinants of a bank’s income is its net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest-earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on other interest-bearing liabilities. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including the monetary policies of the Federal Reserve Board, national and local economic conditions, and competition from other depository institutions and financial services companies, which affect interest rates and also the demand for loans and the ability of borrowers to meet their loan payment obligations.

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, and our net interest income, net earnings and net interest margin in six months and quarters ended June 30, 2005 and 2004:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest income	$21,197	$17,662	$11,063	$8,783
Interest expense	$2,584	$2,100	$1,405	$1,084
Net interest income	$18,613	$15,562	$9,658	$7,699
Net earnings	$5,376	$4,411	$2,765	$2,207
Net interest margin(1)	5.04%	4.79%	5.21%	4.65%

(1)	Net interest margin is tax-adjusted net interest income stated as a percentage of average interest-earning assets.

On June 30, 2004, the Federal Reserve Board increased targeted interest rates by one-quarter percent, the first such increase in three and one-half years, and indicated an intention to continue such increases at a “measured pace.” As a result, on nine subsequent occasions, through June 30, 2005, the Federal Reserve Board increased those rates, each time by another one-quarter percent. Those increases, in turn, led to increases in the prime rate of interest to its current level of 6.25% and contributed to the improvement, as shown in the above table, in our net interest margin for the six and three month periods ended June 30, 2005. Current forecasts of interest rates are projecting the prime rate of interest to increase further to 6.75% or 7.0% by December 31, 2005. If interest rates do increase as forecast, we expect that our net interest margin and, therefore, also our net interest income will increase modestly during the remainder of the current fiscal year ending December 31, 2005.

The following table sets forth our annualized return on average assets and annualized return on average equity, as well as certain additional data, for the six and three month periods ended June 30, 2005, as compared to the corresponding periods of 2004.

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Annualized Returns on Average Assets	1.33%	1.23%	1.37%	1.20%
Annualized Returns on Average Equity	16.32%	14.43%	16.48%	14.54%
Dividend Payout Ratio	20.31%	39.39%	39.39%	39.39%
Equity to Asset Ratio	8.18%	8.24%	8.29%	8.24%

Results of Operations for the Six and Three Month Periods Ended June 30, 2005 and 2004

Net Interest Income. The following table sets forth our interest income, interest expense and net interest income, and net yields on our interest-earning assets, for the six and three month periods ended June 30, 2005 and 2004. As indicated by that table, our tax-adjusted net interest income increased by $3.1 million, or 19.6%, in the six months ended June 30, 2005 to $18.8 million, from $15.8 million, for the same six months of 2004. And, in the three-months ended June 30, 2005, our tax-adjusted net interest income increased by $1.8 million, or 23.7%, to $9.6 million, from $8.7 million in the same three months of 2004. As the table indicates, those increases were primarily attributable to the increases in interest income in the six and three month periods ended June 30, 2005, which more than offset increases in interest expense during those periods.

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Total Interest Income(1)(2)	$21,420	$17,854	$11,054	$8,885
Total Interest Expense(3)	$2,584	$2,100	$1,405	$1,084
Net Interest Income (1)(2)	$18,836	$15,754	$9,649	$7,801
Net Average Earning Assets(2)	$748,018	$657,989	$750,386	$671,370
Net Yield on Average Earning Assets(1)(2)	5.73%	5.43%	5.89%	5.29%
Net Yield on Average Earning Assets (excluding loan fees)(1)(2)	5.49%	5.41%	5.55%	5.11%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 35.0% and 36.0% for the six-month periods ended June 30, 2005 and 2004, respectively, and 35.1% and 36.0% for the quarters ended June 30, 2005 and 2004 respectively.

(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans has been excluded. There was one non-accruing loan, totaling $120,000 (0.02% of total loans outstanding) at June 30, 2005, and two non-accruing loans totaling $184,000 (0.04% of total loans outstanding) at June 30, 2004.

(3)	Includes interest paid on Money Market Deposit, and NOW and Super NOW, Accounts.

Increase in Interest Income. The increases in interest income in the six and three month periods ended June 30, 2005, as compared to the same periods last year, were primarily attributable to (i) increases in the average volume of loans and investment securities outstanding during those periods, as compared to the same respective periods of 2004, and (ii) to a lesser extent, increases in prevailing rates of interest.

Increase in Interest Expense. The increases in interest expense in the six and three month periods ended June 30, 2005 were primarily attributable to increases in the average volume of short-term borrowings during those periods, as compared to the same periods of 2004, and, to a lesser extent, to increases in the average volume of interest-bearing deposits.

Rate Sensitivity, Net Interest Margins and Market Risk

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

•	our assets, between loans, on the one hand, on which we are able to obtain higher rates of interest, and investment securities, federal funds sold and funds held in interest-bearing deposits with other financial institutions, on the other hand, on which yields are generally lower;

•	demand, savings and money market deposits (core deposits), on the one hand, and higher priced time deposits, on the other hand; and

•	variable and fixed rate loans in our loan portfolio.

Impact of Changes in the Mix of Earning Assets and Interest Bearing Liabilities. In the six and three month periods ended June 30, 2005, we increased our loan volume and the volume of investment securities, as compared to the corresponding periods of 2004. Those increases were funded by a combination of increases in deposits and reductions in lower yielding interest-earning assets, such as federal funds sold and funds held in interest-bearing deposits at other banks. As a result, higher yielding loans and investment securities represented a higher proportion of our total assets in the six and three month periods ended June 30, 2005, than in the same respective periods of 2004, which was the principal factor that contributed to the increases in interest income and net interest income in the six and three months ended June 30,2005.

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

The average amounts (in thousands) of and the average rates paid on deposits, by type, for the six and three month periods ended June 30, 2005 and 2004 are summarized below:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$272,939	0.00%	$237,386	0.00%
Savings Deposits	367,906	0.89%	334,463	0.89%
Time Deposits	73,937	1.42%	72,451	1.20%

Total Deposits	$714,782	0.60%	$644,300	0.59%

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$273,383	0.00%	$244,815	0.0%
Savings Deposits	359,423	0.90%	343,503	0.92%
Time Deposits	72,988	1.59%	71,047	1.16%

Total Deposits	$705,794	0.62%	$659,365	0.60%

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

However, the mix of interest earning assets and interest bearing liabilities, the mix of deposits and the mix between fixed rate and variable rate loans interact with each other in terms of their effects on a bank’s net interest margin and net interest income. For example, a bank with a higher proportion of no-cost and low cost core deposits can afford and may choose, during a period of increasing interest rates, to offer fixed rates loans as a means of increasing its loan volume and establishing new deposit relationships, particularly in a highly competitive lending market.

Market Risk and Net Interest Margin.

As is demonstrated by the impact that reductions in market rates of interest had on our net interest margin during the three- year period that ended in June 2004, our net interest margin and, therefore, our net interest income and net earnings are affected by changes in market rates of interest (which we sometimes refer to as “market risk”). We attempt to reduce our exposure to market risk associated with interest rate fluctuations by seeking (i) to attract and maintain a significant volume of core deposits, consisting of demand, savings and money market deposits, that are not as sensitive to interest rate fluctuations as are time deposits, (ii) to change the mix of interest earning assets and interest bearing liabilities in a manner that is designed to achieve increases in net interest income, and (iii) to match opportunities to “reprice” interest earning assets and interest bearing liabilities in response to changes in market rates of interest.

In an effort to counteract the downward pressure on net interest margins that occurred as a result of decreasing market rates of interest during the three year period that ended June 30, 2004, we initiated and have continued sales and marketing programs that are designed (i) to increase the volume of our loans, on which yields are higher than other earning assets, and (ii) to attract lower cost and less volatile core deposits, on which we pay lower rates of interest than on higher priced time deposits, in order to reduce our interest expense.

As a result of these measures:

•	the average volume of outstanding loans at June 30, 2005 was $45.4 million, or 10%, greater than at June 30, 2004;

•	the average volume of our core deposits increased to 90% of average total deposits in the six months ended June 30, 2005 from 89% in the same six months of 2004; and

•	time deposits (including those in denominations of $100,000 or more) declined, as a percentage of average total deposits, to 10% in the six months ended June 30, 2005 as compared to 11% in the same period of 2004.

Also contributing to the improvement in our net interest margin was our decision, implemented in the second quarter of 2005, to allow some of the maturing higher priced, longer term time deposits and more expensive money market deposits to run off, rather than seeking their renewal. In their place, we used some brokered deposits to meet our short-term liquidity needs. As a result, at June 30, 2005 the volume of time deposits was 13% higher than at June 30 2004. However, since the brokered deposits were of a short term nature, as noted above, average time deposits decreased in the six months ended June 30, 2005 and we believe that this action will contribute to further improvements in our net interest margin during the balance of 2005.

As a result of all of these measures, our net interest margin (that is, tax-adjusted net interest income stated as a percentage of average interest-earning assets) increased to 5.04% and 5.21%, respectively, in the six and three month periods ending June 30, 2005, compared to 4.79% and 4.65%, respectively, for the same periods of 2004. Those increases were primarily attributable to increases in the average volume of loans and investment securities, which represented a higher percentage of our total interest-earning assets in the six and three month periods of 2005 than in the same respective periods of 2004; and, to a lesser extent, increases in market rates of interest during the first six months of 2005, that were largely attributable to actions taken by the Federal Reserve Bank to increase prevailing market rates of interest, and our success in attracting and maintaining a high proportion of no-cost and lower cost core deposits. We believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $500 million to $1 billion (“Peer Group Banks”), largely because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of our Peer Group Banks.

Assuming continued modest economic growth and gradual increases in market rates of interest, we currently expect that we will be able to achieve modest loan growth, without having to increase time deposits as a percentage of total deposits, and a modest improvement in our net interest margin, during the balance of the current fiscal year. However, depending on loan demand and interest rates, we may find it necessary or prudent to increase time deposits or increase short-term borrowing in order to fund increases in loan volume.

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

Provision for Loan Losses. Like virtually all banking organizations, we follow the practice of maintaining a reserve (the “Loan Loss Reserve”) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management estimates is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against and, to that extent, reduces the amount of the Loan Loss Reserve. That Reserve is increased periodically (i) to replenish the Reserve after it has been reduced due to loan charge-offs or write-downs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans, or due to adverse changes in national or local economic conditions. Those increases are made through a charge against income referred to as the “provision for loan and lease losses.” Recoveries of loans previously charged-off are added back to and, to that extent, increase the Loan Loss Reserve and, therefore, may reduce the amount of the provision that we would need to make in order to maintain the Loan Loss Reserve at a level that we believe is adequate.

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

Set forth below is information, as of June 30, 2005 and December 31, 2004, regarding loans more than 90 days past due, loans that have been renegotiated due to financial difficulties encountered by the borrowers, and non-accrual loans (which we refer to, collectively, as “non-performing loans”):

	June 30, 2005	December 31, 2004
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$4	$9
Real estate	65	—
Installment loans to individuals	1	1
Aggregate leases	—	—

Total loans past due more than 90 days	$70	$10
Troubled debt restructurings (2)	4	—
Non-accrual loans (3)	120	127

Total non-performing loans	$194	$137

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, such loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that payment of interest and principal is unlikely.

(2)	These are loans the terms of which have been renegotiated to provide for a deferral of interest or principal.

(3)	There was 1 loan on non-accrual status, totaling approximately $120,000, at June 30, 2005 and 1 loan totaling approximately $127,000 at December 31, 2004.

We did not make any provisions for potential loan losses in the three or six month periods ended June 30, 2005, because we concluded, based on our review of the quality of our loans and economic and market trends, that our Loan Loss Reserve remained adequate to cover possible future loan losses. At June 30, 2005, the Loan Loss Reserve was approximately $5,027,000 or 0.98% of total loans outstanding, compared to $5,016,000, or 1.01% of total loans outstanding, at December 31, 2004 and $4,989,000 or 1.05% of total loans outstanding at June 30, 2004.

The following table provides certain information with respect to our Loan Loss Reserve as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Average amount of loans and leases outstanding(1)	$512,121	$480,717

Reserve for Loan Losses at beginning of period	$5,016	$4,647

Charge-Offs– Domestic Loans(2)
Commercial, financial and agricultural	—	(74)
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer loans	(7)	(15)
Lease Financing	—	—
Other	—	—

Total Charge-Offs	(7)	(89)

Recoveries
Commercial, financial and agricultural	10	126
Real estate – construction	—	—
Real estate – mortgage	—	26
Consumer loans	8	6
Lease Financing	—	—
Other	—	—

Total recoveries	18	159

Net recoveries (charge-offs) during period	11	69
Provision charged to operations during period	—	—

Balance at end of period	$5,027	$5,016

Ratios:
Net charge-offs (recoveries) to average loans outstanding during period	(0.002)%	(0.015)%
Reserve for loan losses to total loans	0.980%	1.010%
Net loan charge-offs to loan loss reserve	N/M (3)	N/M (3)
Net loan charge-offs to provision for loan losses	N/M (3)	N/M (3)
Loan loss reserve to non-performing loans	2591.240%	3661.314%

(1)	Net of unearned discount.

(2)	We do not have any loans outstanding to borrowers in foreign countries and therefore there are no foreign loan charge-offs or recoveries to report for any of the periods presented in the table above.

(3)	Recoveries exceeded charge-offs for the 12 months ended December 31, 2004. As a result, the ratio for this period was not meaningful.

Non-Interest Income. The following table identifies the components of and the percentage changes in non-interest income in the six and three-month periods ended June 30, 2005 as compared to the same periods of 2004.

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
	Amount	Amount	% Change	Amount	Amount	% Change
	(Dollars in thousands)
Fees and service charges	$2,144	$2,557	(16.1)%	$1,106	$1,290	(14.3)%
Gain on sale of SBA loans	13	5	N/M	—	3	N/M
Other	464	272	70.6%	233	123	89.4%

Total non-interest income	$2,621	$2,834	(7.5)%	$1,339	$1,416	(5.4)%

Even though the volume of our deposits increased, during the six and three-month periods ended June 30, 2005 transaction fees and service charges collected on deposit accounts declined by 16.1% and 14.3%, respectively, which caused non-interest income to decline, as compared to the same periods in 2004. Those decreases in transaction fees and service charges, which were due to a decline in the volume of deposit transactions, in the six and three month periods ended June 30, 2005, were partially offset by an increase in fees and charges collected on other banking related services and transactions during the six and three-month periods ended June 30, 2005 and, to a lesser extent, by an increase in the gains on the sale of SBA (Small Business Administration) loans during the first quarter of 2005.

Non-Interest Expense. Non-interest expense (also sometimes referred to as “other expense”) consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include items such as insurance premiums, marketing expenses, data processing costs, and professional fees.

It has been our policy to provide a higher level of personal service to our customers than the level of services that is provided by many of our competitors. As a result, we have more banking personnel than many of our competitors of comparable size, which is reflected in our non-interest expense. However, we believe that this higher level of service has helped us to retain our customers and enabled us to achieve an average net interest margins that exceeds the average net margins of the banks in our Peer Group.

Set forth below is information regarding non-interest expense incurred by us in the six and three month periods ended June 30, 2005 and 2004:

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
	Amount	Amount	% Change	Amount	Amount	% Change
	(Dollars in thousands)
Non Interest Expense
Salaries and employee benefits	$6,064	$5,603	8.2%	$3,121	$2,825	10.5%
Net occupancy expense of premises	1,262	1,301	(3.0%)	638	604	5.6%
Furniture and equipment expenses	844	824	2.4%	425	406	4.7%
Other expenses	4,798	3,781	26.9%	2,550	1,831	39.3%

	$12,968	$11,509	12.7%	$6,734	$5,666	18.8%

Efficiency Ratio	62.03%	64.25%		62.13%	63.74%

The increases in personnel expenses in the six and three month periods ended June 30, 2005, as compared to the same periods last year, were primarily due to increases in accruals for reserves for various employment benefit programs. The increases in other expenses in the six and three month periods ended June 30, 2005, as compared to the same periods in 2004, were primarily due to increases in professional fees and expenses, primarily related to the costs of compliance with the Sarbanes-Oxley Act of 2002, including the costs of documenting and testing our internal control over financial reporting as required by Section 404 of that Act. Notwithstanding those increases, our efficiency ratio (net interest income expressed as a percentage of the sum of net interest income and non-interest income, adjusted to eliminate nonrecurring expense and income items) improved to 62.0% and 62.1%, respectively, in the six-month period and quarter ended June 30, 2005, down from 64.3% and 63.7%, respectively, in the same periods of 2004, because our net revenues (the sum of net interest income plus non-interest income) grew at a greater rate than did our non-interest expense.

Income Taxes. The increases in the provision for income taxes in the six and three month periods ended June 30, 2005 were primarily attributable to the increases in pre-tax income in those periods, as compared to the same periods in 2004, partially offset by the effect on income tax expense of decreases in our effective income tax rate for those periods to approximately 35.0% and 35.1%, respectively, as compared to 36.0% for both the six and three-month periods ended June 30, 2004. As discussed above, under the caption “Critical Accounting Policies,” that income tax rate reflects the beneficial impact of our ability to make use of certain income tax benefits available under state and federal income tax laws. The realization of those income tax benefits is dependent on our generating taxable income in the future in amounts sufficient to utilize those tax benefits prior to their expiration. We have made a judgment that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our taxable income were to decline in future periods, making it less likely that those benefits could be fully utilized, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits, by increasing the provision we make for income taxes, which would have the effect of reducing our net income. See “Critical Accounting Policies” above.

Financial Condition

Average Assets. During the six months ended June 30, 2005, the average volume of loans and investment securities were, respectively, 9.6% and 34.1% higher than for the same six months of 2004. During the three months ended June 30, 2005, the average volume of loans and investment securities were, respectively, 9.3% and 27.2% higher than during the same three months of 2004. Those increases were funded primarily by a shift of funds out of lower yielding interest earning assets, principally federal funds sold and funds in interest bearing accounts at other banks, and an increase in deposits.

Total Assets. Our total assets increased during the six months ended June 30, 2005 by $11.7 million or 1.5% from our total assets at December 31, 2004. That increase was primarily attributable to a $7.8 million, or 1.6%, increase in the volume of loans outstanding.

The following table sets forth the dollar amounts of our interest-earning assets at June 30, 2005 and December 31, 2004:

	At June 30, 2005	At December 31, 2004
	(In thousands)
Federal funds sold and overnight Repurchase Agreements	$27,000	$28,900
Interest-bearing deposits in other financial institutions	1,487	9,803
Investment securities held-to-maturity	7,781	7,980
Investment securities available-for-sale	187,648	186,575
Total Loans, net	508,389	500,607

Deposits. At June 30, 2005, the volume of core deposits (comprised of demand, savings and money market deposits) totaled $640.2 million, which was 1.4% higher than at December 31, 2004. At the same time, the volume of time deposits, including time certificates of deposit in denominations of $100,000 or more, declined by 0.9% to $77.2 million at June 30, 2005 from $77.9 million at December 31, 2004.

The increase in core deposits were primarily attributable to marketing programs designed to attract additional deposits from existing customers and deposits from new customers that could be used to fund increases in our interest earning assets.

Liquidity Management. We have established liquidity management policies which are designed to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In accordance with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and in deposit withdrawals and maturities. At June 30, 2005, the principal sources of liquidity consisted of $35.4 million of cash and demand balances due from other banks and $27.0 million in Federal funds sold and overnight repurchase agreements which, together, totaled $62.4 million, as compared to $52.5 million at December 31, 2004. Other sources of liquidity included $179 million in securities available-for-sale and $1.5 million in interest bearing deposits at other financial institutions, the majority of which mature in six months or less. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $3.6 million at June 30, 2005, require regular installment payments from customers, providing us with a steady flow of cash funds.

We also have a revolving line of credit from the Federal Home Loan Bank in the amount of $52.2 million, which we use as a source of short-term funds from time to time. At June 30, 2005 there were no outstanding borrowings under that line of credit. Any borrowings that we make under that credit line are secured by a pledge of some of our outstanding loans. We also have established loan facilities that would enable us to borrow up to $18 million of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise. Finally, if necessary, we could obtain additional cash by selling time certificates of deposit into the “CD” market. As a general rule, it has been our policy to make use of borrowings under the credit line or loan facilities to fund short-term cash requirements, before selling securities or reducing deposit balances at other banks and before selling time certificates of deposit.

Contractual Obligations

Deferred Compensation Obligations. We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating management employees may defer compensation, in return for which those employees will receive certain payments upon retirement, death, or disability, consisting of payments for 10 years commencing upon retirement or reduced benefits upon early retirement, disability, or termination of employment. At June 30, 2005, our aggregate payment obligations under this plan totaled $4.6 million. Based on the age of the participants in this Plan, it is our current expectation that this amount would be paid over a period that should range from 2005 to 2021. In order to provide funds to pay these benefits, we purchased life insurance policies on the participants in this plan, the cash surrender values or death benefits of which are designed to cover the payments that we will become obligated to make to plan participants.

Supplemental Executive Retirement Plan. We maintain a nonqualified, unfunded supplemental executive retirement plan for certain key management personnel. Under this plan, participating employees are eligible to receive 40% of their final average monthly salary upon reaching 65 years of age and completing 10 years of service with the Bank. This plan provides for payments for fifteen years commencing upon retirement. At June 30, 2005, our aggregate payment obligations under this plan totaled $8.3 million. Based on the age of the participants in this plan, it is our current expectation that this amount would be paid over a period that should range from 2010 to 2049. In order to provide funds to pay these benefits, we have purchased life insurance policies on the key executives participating in this plan, the cash surrender values or death benefits of which are designed to cover the payments that we will become obligated to make to plan participants.

Off-Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In the ordinary course of our business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers.

The following table sets forth the dollar amounts of (i) our contractual commitments to extend credit to our customers and (ii) our obligations under standby letters of credit, as of June 30, 2005 and 2004, respectively:

	At June 30,
	2005	2004
	(In thousands)
Commitments to extend credit	$61,586	$47,767
Standby letters of credit	2,967	2,911

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

We believe that our cash and cash equivalent resources, together with available borrowings under our line of credit and other credit facilities, will be sufficient to enable us to meet increases in demand for loans and leases and increases in deposit withdrawals that might occur in the foreseeable future, as well as to fund those of the outstanding loan commitments and standby letters of credit that are drawn down by customers.

Junior Subordinated Debentures

Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in December 2002, we issued $8,248,000 of floating rate junior subordinated deferrable interest debentures (the “Subordinated Debentures”) in connection with a sale of floating rate trust preferred securities (the “Trust Preferred Securities”) to an institutional investor as part of a pooled securitization transaction by that investor. The trust preferred securities were issued and sold by a grantor trust (the “Trust”), of which we own all of the outstanding common securities, and the net proceeds from the sale of the trust preferred securities were paid to us in exchange for the issuance of the Subordinated Debentures to the Trust. The payment terms of the Subordinated Debentures correspond to the payment terms of the trust preferred securities.

The Subordinated Debentures are subordinated to all of our existing and future borrowings and mature in 30 years, on December 26, 2032; but are redeemable, at par, at our option after five years (beginning December 26, 2007). We are required to make quarterly interest payments on these Debentures at an interest rate that is 3.05% above the three-month LIBOR (London Inter Bank Offered Rate), which resets quarterly. The interest rate that we paid on these securities during the three months ended June 25, 2005 was 6.72%. Interest payments made on the Subordinated Debentures to the Trust are equal in amount to and are used to pay dividends that are required to be paid on the outstanding trust preferred securities.

Capital Resources and Dividends

Dividends. It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective. Pursuant to that policy, the Company has paid regular quarterly cash dividends since September of 1999. In July of 2005, the Board of Directors increased the quarterly cash dividend from $0.13 per share of common stock to $0.15 per share of common stock and declared a quarterly cash dividend of $0.15 per share. That cash dividend will be paid on August 23, 2005 to stockholders of record as of August 9, 2005.

However, although there are no plans to reduce the amount or terminate the payment of cash dividends, there can be no assurance that the amount or frequency of cash dividends will not have to be reduced or that cash dividends will not have to be suspended, as this will depend on such factors as economic and market conditions, our future financial performance and financial condition and our needs for capital to support future growth.

We continue to evaluate and explore opportunities to expand our market into areas such as eastern Los Angeles County, western San Bernardino County, north Orange County and northern Riverside County, all of which are contiguous to our existing markets.

Stock Repurchase Program. In January of 2003 the Board of Directors authorized an open-market and private stock repurchase program that provided for the Company to repurchase up to $5,000,000 of its common stock. Repurchases may be made from time-to-time when opportunities to do so at favorable prices present themselves, in the open market or in privately negotiated transactions made in compliance with Securities and Exchange Commission (SEC) guidelines. As of June 30, 2005, we had repurchased a total of 188,202 shares of our common stock pursuant to that program for an aggregate price of approximately $3,698,000.

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

The following table compares, as of June 30, 2005, the actual capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) to the capital ratios that they are required to meet under applicable banking regulations:

	Company Actual	Bank Actual	For Capital Adequacy Purposes	To Be Categorized as Well Capitalized
Total Capital to Risk Based Assets	13.8%	13.7%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	13.0%	12.8%	4.0%	6.0%
Tier 1 Capital to Average Assets	9.4%	9.4%	4.0%	5.0%

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

Risks and Uncertainties that Could Affect Our Future Financial Performance

As described earlier in this Section of this Report, under the subcaption “Forward-Looking Statements,” this Report contains statements that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business. These “forward-looking” statements are based on current information and assumptions about future events over which we do not have control and the realization of our expected financial results or performance discussed in those forward looking statements is subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Certain of those risks and uncertainties are discussed above in this Section of the Report entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATION.” In addition, included among the risks and uncertainties that could affect our future financial performance or financial condition are the following:

•	Increased Competition. Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan, investment and deposit products could require us to reduce interest rates and loan fees in order to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce our interest income or increase our interest expense, and thereby reduce our net interest margin, net interest income and net earnings.

•	Possible Adverse Changes in Economic Conditions. An adverse change in future economic conditions, either national or local, could (i) reduce loan demand that could cause our interest income and net interest margins to decline; (ii) weaken the financial capability of borrowers to meet their loan obligations to us, which could lead to increases in loan losses that would require us to increase our Loan Loss Reserve through additional charges to income; and (iii) lead to declines in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

•	Possible Adverse Changes in Federal Reserve Board Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets. Increases in our costs of funds or reductions in yields on our earning assets could cause our net interest margins and net interest income and, therefore, also our net earnings, to decline. As discussed above, during the three years ended in June 2004, the Federal Reserve Board lowered market rates of interest in an effort to stimulate the national economy. Those reductions caused our net interest margin to decline, because they led to reductions in the interest paid by borrowers on outstanding variable rate loans or enabled borrowers to refinance existing fixed rate loans at lower interest rates or to repay their loans. Although the Federal Reserve Board has, more recently, been increasing interest rates and has indicated an intention to continue doing so at a gradual pace, further reductions in our net interest margin and net interest income and, therefore, in our net earnings, could still occur depending on the pace of those increases. In addition, there is no assurance that economic or market conditions will not lead the Federal Reserve Board to halt or even “roll-back” such interest rate increases.

•	Real Estate Mortgage Loans and Impact on Operating Results of a Decline in Real Property Values. Approximately 90% of our loans are secured by deeds of trust or mortgages on real property. Although a significant portion of these loans were made to individuals, or entities controlled by individuals, whose businesses occupy the properties and the principal source of repayment is the cash flow generated by those businesses, if a significant decline in real property values were to occur in Southern California, such a decline could result in a deterioration in some of those loans, which would necessitate increases in our Loan Loss Reserve and could result in loan write-offs that would adversely affect our financial conditions and lead to reductions in earnings.

•	Lack of Geographic Diversity of our Operations. Substantially all of our banking operations are conducted in the Inland Empire area of Southern California, within a radius of approximately 75 miles. As a result, our operating results in the future could be hurt by events that could affect that geographic area, including natural disasters, such as earthquakes or fires, or localized economic downturns, or by financial difficulties that might be encountered by local governments or the California state government.

•	Changes in Regulatory Policies. Changes in federal and state bank regulatory policies, such as increases in capital requirements or in required loan loss reserves, or changes in required asset/liability ratios, could adversely affect earnings by reducing yields on earning assets or increasing our operating costs.

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

Additional information regarding these risks and uncertainties is contained in our Annual Report on Form 10K for the fiscal year ended December 31, 2004, as amendment by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2005, and readers of this Report are urged to review the Annual Report as well. Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on our net interest income. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, our exposure to these market risks. Such strategies for reducing our exposure to market risks may include, for example, changing the mix of earning assets or interest-bearing deposits. See Note 7 to our Condensed Consolidated Financial Statements contained in Part I of this Report for further information with respect to that dynamic simulation model that, based on certain assumptions, attempts to quantify the impact that simulated upward and downward interest rate changes would have on our net interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 10, 2005. The only matter submitted to a vote of our stockholders at the Annual Meeting was the election of two Class I Directors to serve for a term of three years ending at the Annual Meeting of Stockholders to be held in 2008. The only persons nominated at the Annual Meeting for election as Class I Directors were the nominees of the Board of Directors, who are identified below.

Directors Elected at Annual Meeting. Set forth below are the names of the Class I Directors that were elected at the Annual Meeting and the respective numbers of votes cast for their election and the respective number of votes withheld. As the election was uncontested, there were no broker non-votes.

CLASS I NOMINEES AND DIRECTORS	Votes ”For”	Votes ”Withheld”
George E. Langley	5,050,782	140,355
Max Williams	5,082,916	108,221

Directors Continuing in Office. The terms of office of the following incumbent Class II and Class III directors extend to 2006 and 2007, respectively and, therefore, they did not stand for re-election at the 2005 Annual Meeting:

Class II Directors	Class III Directors
George Sellers	Richard Galich
Douglas F. Tessitor	William V. Landecena
O. L. Mestad

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOOTHILL INDEPENDENT BANCORP

Date: August 8 , 2005	By:	/s/ CAROL ANN GRAF
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