Form 10-Q
period 2005-09-30
FOOTHILL INDEPENDENT BANCORP
filed 2005-11-08
CIK 718903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES ☐  NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

A total of 8,516,554 shares of Common Stock were outstanding as of November 4, 2005.

FOOTHILL INDEPENDENT BANCORP

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$33,998	$23,611
Federal funds sold and Overnight Repurchase Agreements	29,900	28,900

Total Cash and Cash Equivalents	63,898	52,511

Interest-bearing deposits in other financial institutions	1,485	9,803

Investment Securities Held-to-Maturity (approximate market value of $7,551 in 2005 and $8,160 in 2004)
U.S. Treasury	1,797	1,795
U.S. Government Agencies	—	—
Municipal Agencies	3,951	4,222
Other Securities	1,702	1,963

Total Investment Securities Held-To-Maturity	7,450	7,980

Investment Securities Available-For-Sale	184,686	186,575

Federal Home Loan Bank stock, at cost	4,256	3,460

Federal Reserve Bank stock, at cost	348	348

Loans, net of unearned discount and prepaid points and fees	509,649	505,282
Direct lease financing	212	341
Less reserve for possible loan and lease losses	(5,047)	(5,016)

Total Loans & Leases, net	504,814	500,607

Bank premises and equipment	4,553	4,815
Accrued interest	3,391	3,006
Other real estate owned, net of allowance for possible losses of $0 in 2005and in 2004	—	—
Cash surrender value of life insurance	12,874	12,300
Prepaid expenses	1,036	1,177
Deferred tax asset	4,178	3,382
Other assets	1,101	991

Total Assets	$794,070	$786,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand deposits	$288,813	$259,285
Savings and NOW deposits	174,818	164,947
Money market deposits	186,733	206,919
Time deposits in denominations of $100,000 or more	33,459	42,060
Other time deposits	28,101	35,839

Total deposits	711,924	709,050

Accrued employee benefits	3,641	3,446
Accrued interest and other liabilities	1,946	1,642
Junior subordinated debentures	8,248	8,248

Total liabilities	725,759	722,386
Stockholders’ Equity
Stock dividend to be distributed	—	—
Capital stock—authorized: 25,000,000 shares $.001 par value; issued and outstanding: 8,510,297 shares at June 30, 2005 and 6,731,631 at December 31, 2004	7	7
Additional Paid-in Capital	68,361	67,831
Retained Earnings (Deficit)	2,117	(2,608)
Accumulated Other Comprehensive Income	(2,174)	(661)

Total Stockholders’ Equity	68,311	64,569

Total Liabilities and Stockholders’ Equity	$794,070	$786,955

See accompanying notes to financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$26,082	$22,966	$8,809	$7,888
Interest on investment securities
U.S. Treasury	111	8	42	3
Obligations of other U.S. government agencies	4,218	3,159	1,376	1,165
Municipal agencies	553	472	184	185
Other securities	228	125	66	61
Interest on deposits	83	90	10	36
Interest on Federal funds sold	680	307	280	141
Lease financing income	15	19	6	5

Total Interest Income	31,970	27,146	10,773	9,484

Interest Expense
Interest on savings & NOW deposits	523	461	188	156
Interest on money market deposits	2,029	1,857	733	682
Interest on time deposits in denominations of $100,000 or more	464	292	166	92
Interest on other time deposits	352	339	126	103
Interest on borrowings	570	286	141	102

Total Interest Expense	3,938	3,235	1,354	1,135

Net Interest Income	28,032	23,911	9,419	8,349
Provision for Loan and Lease Losses	—	78	—	78

Net Interest Income After Provisions for Loan and Lease Losses	28,032	23,833	9,419	8,271

Non-Interest Income
Fees and service charges	3,139	3,821	995	1,264
Gain on sale SBA loans	13	5	—	—
Other	698	452	234	180

Total non-interest income	3,850	4,278	1,229	1,444

Other Expenses
Salaries and benefits	8,922	8,654	2,858	3,051
Occupancy expenses, net of revenue of $120 in 2005 and $125in 2004	2,049	1,968	787	667
Furniture and equipment expenses	1,288	1,226	444	402
Other expenses (Note 2)	6,931	5,657	2,133	1,876

Total Other Expenses	19,190	17,505	6,222	5,996

Income Before Income Taxes	12,692	10,606	4,426	3,719
Provision for income taxes	4,501	3,801	1,611	1,325

NET INCOME	$8,191	$6,805	$2,815	$2,394

Earnings Per Share of Common Stock (Note 3)
Basic	$0.97	$0.81	$0.33	$0.29

Diluted	$0.91	$0.76	$0.31	$0.27

See accompanying notes to financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Number of Shares Outstanding	Capital Stock	Additional Paid-in Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2004	6,702,911	$6	$67,222	$—	$(6,605)	$165	$60,788
Cash Dividend					(2,636)		(2,636)
Exercise of stock options	43,638	1	252				253
Common stock repurchased, cancelled and retired	(24,384)	—			(502)		(502)
Comprehensive Income
Net Income				6,805	6,805		6,805
Unrealized security holding losses (net of taxes $359)				(527)		(527)	(527)

Total Comprehensive Income				$6,278

Balance, September 30, 2004	6,722,165	$7	$67,474		$(2,938)	$(362)	$64,181

Balance, January 1, 2005	6,731,631	7	67,831		(2,608)	(661)	64,569
5-for-4 stock split	1,694,706	—	—				—
Cash dividend					(3,265)		(3,265)
Exercise of stock options	92,096	—	530				530
Common stock repurchased, cancelled and retired	(8,136)	—			(201)		(201)
Comprehensive Income
Net Income				8,191	8,191		8,191
Unrealized security holding gains (net of taxes $803)				(1,513)		(1,513)	(1,513)

Total Comprehensive Income				$6,678

Balance, September 30, 2005	8,510,297	$7	$68,361		$2,117	$(2,174)	$68,311

See accompanying notes to financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited)

(In thousands)

	2005	2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash Flows From Operating Activities:
Interest and fees received	$31,680	$27,057
Service fees and other income received	3,268	3,669
Financing revenue received under leases	15	19
Interest paid	(3,736)	(3,245)
Cash paid to suppliers and employees	(18,203)	(16,964)
Income taxes paid	(4,222)	(3,868)

Net Cash Provided by Operating Activities	8,802	6,668

Cash Flows From Investing Activities:
Proceeds from maturity of investment securities (AFS)	14,240	50,185
Purchase of investment securities (AFS)	(15,574)	(82,201)
Proceeds from maturity of investment securities (HTM)	531	2,587
Purchase of investment securities (HTM)	—	—
Net increase (decrease) in deposits at other financial institutions	8,318	(596)
Net decrease in credit card and revolving credit receivables	10	461
Recoveries on loans previously written off	77	112
Net increase in loans	(4,413)	(19,590)
Net decrease in leases	130	161
Proceeds from property, plant & equipment	—	27
Capital expenditures	(709)	(702)
Proceeds from sale of other real estate owned	—	—

Net Cash Provided by (Used in) Investing Activities	2,610	(49,556)

Cash Flows From Financing Activities:
Net increase decrease in deposits	2,911	58,168
Net increase decrease in short term borrowing	—	—
Proceeds from exercise of stock options	530	253
Stock repurchased and retired	(201)	(502)
Dividends paid	(3,265)	(2,636)

Net Cash (Used in) Provided by Financing Activities	(25)	55,283

Net Increase in Cash and Cash Equivalents	11,387	12,395
Cash and Cash Equivalents at Beginning of Year	52,511	53,065

Cash and Cash Equivalents at September 30, 2005 and 2004	$63,898	$65,460

See accompanying notes to financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited)

(In thousands)

	2005	2004
Net Income	$8,191	$6,805

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	967	925
Provision for possible credit losses	—	78
(Gain)/loss on sale of equipment	4	5
Provision (credit) for deferred taxes	(796)	(359)
Increase in taxes payable	1,075	292
(Increase)/decrease in other assets	(108)	19
(Increase)/decrease in interest receivable	(385)	(76)
Increase/(decrease) in discounts and premiums	110	6
Increase (decrease) in interest payable	202	(10)
(Increase) decrease in prepaid expenses	129	(170)
Decrease in accrued expenses and other liabilities	(13)	(244)
Increase in cash surrender value of life insurance	(574)	(603)

Total Adjustments	611	(137)

Net Cash Provided (Used) by Operating Activities	$8,802	$6,668

DISCLOSURE OF ACCOUNTING POLICY

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.

See accompanying notes to financial statements

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, operating results, changes in stockholders’ equity and cash flows of the Company and its subsidiaries for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2005. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 27, 2005.

NOTE #2—OTHER EXPENSES

The following is a breakdown of other expenses for the nine and three-month periods ended September 30, 2005 and 2004.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Data processing	$1,076	$1,088	$385	$301
Marketing expenses	905	732	267	250
Office supplies, postage and telephone	767	766	252	247
Bank Insurance	341	317	115	103
Supervisory Assessments	133	126	46	44
Professional Expenses	1,656	944	485	275
Other Expenses	2,053	1,684	583	656

Total Other Expenses	$6,931	$5,657	$2,133	$1,876

NOTE #3—EARNINGS PER SHARE

The following table sets forth a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2005		2004		2005		2004
	(Dollars in thousands)
	Income	Shares(1)	Income	Shares(1)	Income	Shares(1)	Income	Shares(1)
Net income as reported	$8,191		$6,805		$2,815		$2,394
Shares outstanding at period end		8,510		8,402		8,510		8,402
Impact of weighting shares purchased during period		(43)		(2)		(5)		(2)

Used in Basic EPS	8,191	8,467	6,805	8,400	2,815	8,505	2,394	8,400
Dilutive effect of outstanding stock options		550		525		521		520

Used in Dilutive EPS	$8,191	9,017	$6,805	8,925	$2,815	9,026	$2,394	8,920

(1)	The numbers of shares outstanding at September 30, 2004 have been retroactively adjusted for a 5-for-4 stock split that was distributed to stockholders on May 25, 2005.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #3—EARNINGS PER SHARE (continued)

We account for stock-based employee compensation as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 requires pro-forma disclosures of our consolidated net income and net income per share as if the fair value based method of accounting for stock based awards had been applied. Under the fair value based method, pro forma stock-based compensation costs are recorded on the basis of the fair value of the stock-based compensation award at its grant date and is recognized over the employee’s period of service with the Company.

The following table illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
As reported	$8,191	$6,805	$2,815	$2,394
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(100)	(75)	(24)	(25)

Pro forma net income	$8,091	$6,730	$2,791	$2,369

Basic earnings per share
As reported	$0.97	$0.81	$0.33	$0.29

Pro Forma	$0.96	$0.80	$0.33	$0.28

Earnings per share—Assuming dilution (1)
As reported	$0.91	$0.76	$0.31	$0.27

Pro forma	$0.90	$0.75	$0.31	$0.26

(1)	Per share amounts at September 30, 2004 have been retroactively adjusted for a 5-for-4 stock split that was distributed to stockholders on May 25, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) will eliminate the ability to account for share-based compensation awards to employees using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead will require that such awards be accounted for using a fair-value-based method with compensation costs related to such share-based awards to be recognized, over the respective vesting periods of the awards, in the financial statements. SFAS No. 123(R) also requires the tax benefit associated with these share-based payments to be classified as financing activities in the statement of cash flows rather than operating activities as currently required. SFAS No. 123(R) is effective as of the first annual period beginning after June 15, 2005. As a result, we will be required to adopt SFAS No. 123(R) effective as of January 1, 2006. We expect that SFAS No. 123(R) will result in increased compensation expense in our reported consolidated results of operations, beginning in the first quarter of 2006. However, the materiality of SFAS No. 123(R) on our future results of operations cannot be accurately estimated at this time, as that will depend primarily on the market values of our shares and the amounts of share based awards that we may grant in future periods.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #4—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of financial instruments for both assets and liabilities are estimated based on SFAS No. 107. The following methods and assumptions were used to estimate the fair value of financial instruments.

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

Deposits

The fair value of demand deposits, savings deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at September 30, 2005. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

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

The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at September 30, 2005.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #4—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The respective estimated fair values of the Company’s financial instruments at September 30, 2005 are as follows:

	September 30, 2005
	Carrying Amount	Fair Value
	(In thousands)
Financial Assets
Cash and cash equivalents	$63,898	$63,898
Investment securities and deposits	198,225	198,576
Loans	510,320	510,036
Direct lease financing	212	208
Cash surrender value of life insurance	12,874	12,874
Financial Liabilities
Deposits	$711,924	$710,882
Short-term debt	—	—
Long-term debt	8,248	8,248
Unrecognized Financial Instruments
Commitments to extend credit	$69,175	$692
Standby letters of credit	2,297	23

NOTE #5—NON-PERFORMING LOANS

The following table sets forth information regarding our non-performing loans at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$—	$9
Real estate	—	—
Installment loans to individuals	—	1
Aggregate leases	—	—

Total loans past due more than 90 days	$—	$10
Troubled debt restructurings (2)	—	—
Non-accrual loans (3)	117	127

Total non-performing loans	$117	$137

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that continued payment of interest and principal is unlikely.

(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3)	There was one loan on non-accrual status, totaling approximately $117,000, at September 30, 2005 and one nonaccrual loan totaling approximately $137,000 at December 31, 2004.

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

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #5—NON-PERFORMING LOANS (continued)

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

The following table sets forth the amounts, by classification category, of the Bank’s classified loans at:

At September 30, 2005
Loan Classification	Amount
(in thousands)
Substandard	$1,599
Doubtful	0
Loss	0

Of the loans classified substandard at September 30, 2005, $1,482,000 were performing and accruing loans and the remaining $117,000 was a non-accrual loan, on which we had ceased accruing interest.

NOTE #6—RESERVE FOR LOAN AND LEASE LOSSES

The reserve for loan and lease losses is a general reserve established to absorb potential losses inherent in the entire loan and lease portfolio. The level (and ratio) of additions to the reserve are based on analyses that we conduct of the loan and lease portfolio. At September 30, 2005, the reserve reflected an amount, which, in our judgment, was adequate to provide for potential loan losses. In evaluating the adequacy of the reserve, we consider a number of factors, including the composition of the loan portfolio, the performance of loans in the portfolio, evaluations of loan collateral, prior loss experience, current economic conditions and trends and the financial prospects and worth of the respective borrowers or loan guarantors. In addition, the FRB and the DFI, as part of their periodic examinations of the Bank, review the adequacy of the Bank’s reserve for possible loan and lease losses. On the basis of those examinations, those agencies may require the Bank to recognize additions to the reserve. We were most recently examined by the DFI as of December 31, 2004.

The reserve for loan and lease losses at September 30, 2005, was $5,047,000, or 1.0% of total loans and leases. Additions to the reserve are made through the provision for loan losses which is an operating expense of the Company.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #6—RESERVE FOR LOAN AND LEASE LOSSES (continued)

The following table provides certain information with respect to the reserve for loan losses as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	Nine Months Ended September 30,	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Reserve for Loan Losses
Balance, Beginning of period	$5,016	$4,947

Charge-Offs
Commercial, financial and agricultural	(37)	(74)
Real estate—construction	—	—
Real estate—mortgage	—	—
Consumer loans	(9)	(15)
Lease Financing	—	—
Other	—	—

Total Charge-Offs	(46)	(89)

Recoveries
Commercial, financial and agricultural	64	126
Real estate—construction	—	—
Real estate—mortgage	—	26
Consumer loans	13	6
Lease Financing	—	—
Other	—	—

Total recoveries	77	158

Net recoveries (charge-offs) during period	31	69
Provision charged to operations during period	—	—

Balance at end of period	$5,047	$5,016

Ratios:
Net charge-offs to average loans outstanding during period	(0.01)%	(0.02)%

Reserve for loan losses to total Loans	1.00%	1.01%

NOTE #7—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial condition or operating results.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2005 AND 2004

(unaudited)

(Dollars in thousands)

NOTE #8—MARKET RISK

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

The following reflects the Company’s net interest income sensitivity analysis as of September 30, 2005 (with dollars stated in thousands):

Simulated Rate Changes	Interest Income Sensitivity	Market Value
		Assets	Liabilities
		(Dollars in thousands)
+100 basis points	-3.77%	$771,555	$719,899
+200 basis points	-7.59%	$755,627	$719,554
+300 basis points	-11.45%	$740,325	$719,216
-100 basis points	2.52%	$805,456	$720,612
-200 basis points	0.09%	$823,768	$720,980
-300 basis points	-5.83%	$843,186	$721,355

The extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to interest rate changes, the mix of our interest-earning assets (loans versus other interest earning assets, such as securities) and the mix of our interest bearing deposits (between for example, lower interest core deposits and higher cost time certificates of deposit) and our other interest bearing liabilities. It is not uncommon for rates on certain assets or liabilities to lag behind changes in market rates of interest. Additionally, prepayments of loans and securities available for sale, and early withdrawals of certificates of deposit, could cause the interest sensitivities to vary. Additionally, the rate sensitivity analysis set forth in the table above assumes that we would make no changes in the mix of our interest earning assets or interest bearing liabilities in response to changes in the interest rate environment, which is not consistent with our historical practices or our policies.

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

Forward-Looking Statements

This Section of the Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance, so long as they also provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected or anticipated future results. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or future financial condition or as to trends in our business or in our markets, are forward-looking statements. Our actual results in future periods may differ significantly from those expectations and beliefs. This Section of this Report, entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the subsections below entitled, respectively, “Critical Accounting Policies” and “Risks and Uncertainties That Could Affect Our Future Financial Performance,” describe some of the factors that could cause these differences, and should be read in their entirety. Due to such risks and uncertainties, readers of this Report are cautioned not to place undue reliance on the forward looking statements contained in this Report.

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

Judgments Regarding Reserves for Potential Loan Losses. In particular, the accounting policies we follow in determining the sufficiency of the reserves we establish for possible loan losses involve judgments and assumptions by management about economic and market trends and about the financial condition of our borrowers. Since loans represent the largest component of our total assets, these judgments and assumptions can have a significant effect on the amount of our reported assets as set forth on our balance sheet. Those judgments and assumptions also determine the amount of the provisions we make for possible loan losses and, therefore, also can have a significant effect on our operating results. See “RESULTS OF OPERATION—Provision for Loan Losses” below in this Section of this Report. If conditions or circumstances change from those that were expected at the time those judgments and assumptions were made, it could become necessary to increase the Loan Loss Reserve by making additional provisions for loan losses, which would have the effect of reducing our earnings. Additionally, to the extent those conditions or events were to result in loan charge-offs, the total amount of our reported loans would decline as well.

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of September 30, 2005, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $4,178,000. Unless used, such tax benefits expire over time. Therefore, the realization of those benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully utilize those benefits. In the event that our income were to decline in future periods making it less likely that those benefits could be fully utilized, we could be required to establish a valuation reserve to cover the potential loss of those tax benefits by increasing the provision we make for income taxes, which would have the effect of reducing our net income in the period when that valuation reserve is established.

Results of Operations

Overview. As a general matter, one of the principal determinants of a bank’s income is its net interest income, which is the difference between the interest that a bank earns on loans, investments and other interest-earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest that it pays on other interest-bearing liabilities. A bank’s interest income and interest expense are, in turn, affected by a number of factors, some of which are outside of its control, including the monetary policies of the Federal Reserve Board, national and local economic conditions, and competition from other depository institutions and financial services companies, which affect (i) prevailing market rates of interest and, therefore, the rates of interest we can charge on loans and the yields we can earn on investments, and the interest rates we must offer to retain and attract deposits, (ii) the demand for loans, (iii) the mix of our interest bearing deposits, and (iv) the ability of borrowers to meet their loan payment obligations to us, all of which can and do affect our results of operations.

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, our net interest income and our net earnings in six months and quarters ended September 30, 2005 and 2004:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest Income	$31,970	$27,146	$10,773	$9,484
Interest Expense	$3,938	$3,235	$1,354	$1,135
Net Interest Income	$28,032	$23,911	$9,419	$8,349
Net Earnings	$8,191	$6,805	$2,815	$2,394
Net Interest Margin(1)	5.07%	4.82%	5.14%	4.88%

(1)	Net interest margin is tax-adjusted net interest income stated as a percentage of average interest-earning assets.

For a period of three and one half years ending in June 2004, the Federal Reserve Board (the “FRB”) had been steadily reducing interest rates in an effort to stimulate an economic recovery following the onset of recessionary conditions in the United States that began in 2000. In June 2004, the FRB increased interest rates by one-quarter percent and indicated an intention to continue such increases at a “measured pace” due to FRB concerns about increases in the rate of inflation. On 11 subsequent occasions, through September 30, 2005, the Federal Reserve Board further increased those interest rates, each time by another one-quarter percent. Those increases, in turn, led to increases in the prime rate of interest to 6.75% as of September 30, 2005, which contributed to the improvement, as shown in the above table, in our net interest margin for the nine and three month periods ended September 30, 2005. Current forecasts of interest rates are projecting the prime rate of interest to increase further to 7.00% or 7.25% by the end of calendar 2005. If interest rates do increase as forecast, we expect that our net interest margin and, therefore, also our net interest income will increase modestly during the remainder of the current fiscal year ending December 31, 2005.

The following table sets forth our annualized return on average assets and annualized return on average equity, as well as certain additional data, for the nine and three month periods ended September 30, 2005, as compared to the corresponding periods of 2004 and shows the improvements we have achieved since September 30, 2004 in terms of those measures of financial performance.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Annualized Returns on Average Assets	1.36%	1.24%	1.41%	1.28%
Annualized Returns on Average Equity	16.44%	14.69%	16.04%	15.20%
Dividend Payout Ratio	42.27%	38.61%	45.45%	37.14%
Equity to Asset Ratio	8.28%	8.59%	8.82%	8.59%

Results of Operations for the Nine and Three Month Periods Ended September 30, 2005 and 2004

Net Interest Income. The following table sets forth our interest income, interest expense and net interest income, and net yields on our interest-earning assets, for the nine and three month periods ended September 30, 2005 and 2004.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Total Interest Income(1)(2)	$32,312	$27,450	$10,892	$9,597
Total Interest Expense(3)	$3,938	$3,235	$1,354	$1,135
Net Interest Income (1)(2)	$28,374	$24,215	$9,538	$8,462
Net Average Earning Assets(2)	$745,204	$669,845	$740,749	$693,302
Net Yield on Average Earning Assets(1)(2)	5.78%	5.46%	5.88%	5.54%
Net Yield on Average Earning Assets (excluding loan fees)(1)(2)	5.58%	5.26%	5.77%	5.24%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 35.5% and 35.8% for the nine-month periods ended September 30, 2005 and 2004, respectively, and 36.4% and 35.6% for the quarters ended September 30, 2005 and 2004 respectively.

(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans has been excluded. There was one non-accruing loan, totaling $117,000 (0.02% of total loans outstanding) at September 30, 2005, and one non-accruing loans totaling $130,000 (0.03% of total loans outstanding) at September 30, 2004.

(3)	Includes interest paid on Money Market Deposit, and NOW and Super NOW, Accounts.

As indicated by the above table, our tax-adjusted net interest income increased by $4.2 million, or 17.2%, in the nine months ended September 30, 2005 to $28.4 million, from $24.2 million for the same nine months of 2004. And, in the three-months ended September 30, 2005, our tax-adjusted net interest income increased by $1.1 million, or 12.7%, to $9.5 million, from $8.5 million in the same three months of 2004. The above table also indicates that those increases were primarily attributable to the increases in interest income in the nine and three month periods ended September 30, 2005, which more than offset increases in interest expense during those periods.

Increase in Interest Income. The increases in interest income in the nine and three month periods ended September 30, 2005, as compared to the same periods of 2004, were primarily attributable to increases in the volume of loans and investment securities and, to a lesser extent, increases in prevailing rates of interest.

Increase in Interest Expense. The increases in interest expense in the nine and three month periods ended September 30, 2005 were primarily attributable to increases in the average volume of interest-bearing deposits, as compared to the same periods of 2004, and, to a lesser extent, to increases in the interest rates being paid on those deposits as well as increases in the interest rates on our outstanding long term indebtedness and short term borrowings. The increase in interest expense in the nine month period ended September 30, 2005, compared to the same period of

2004, also included the effect of an increase in the average volume of short-term borrowings during the second quarter of 2005.

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

Impact of Changes in the Mix of Earning Assets and in the Mix of Interest Bearing Liabilities. In the nine and three month periods ended September 30, 2005, we increased our loan volume and the volume of investment securities, as compared to the corresponding periods of 2004. Those increases were funded by a combination of increases in deposits and reductions in lower yielding interest-earning assets, such as federal funds sold and funds held in interest-bearing deposits at other banks. As a result, higher yielding loans and investment securities represented a greater proportion of our total assets in the nine and three month periods ended September 30, 2005, than in the same respective periods of 2004, which was the principal factor that contributed to the increases in interest income and net interest income in the nine and three months ended September 30, 2005.

Impact on Net Interest Margins of the Mix of Demand, Savings and Time Deposits. In a period of declining market rates of interest, all other things being equal, a bank with a greater proportion of demand and savings accounts, as compared to time deposits, is likely to have, at least for the short term, a higher net interest margin than a bank with a greater proportion of time deposits, because a bank must wait for its time deposits to mature before it can implement reductions in the rates of interest it must pay on those deposits in response to declining market rates of interest. By contrast, such reductions can be implemented more quickly on savings and money market deposits. On the other hand, in a period of increasing market rates of interest, all other things being equal, a bank with a higher proportion of time deposits will generally have, at least for the short term, a higher interest margin than a bank with a higher proportion of savings deposits and a lower proportion of time deposits, because a bank need not increase the interest it pays on its time deposits until they mature, while it will usually will have to increase its interest rates on savings and money market deposits to be able to retain them in response to increasing market rates of interest and competition from other depository institutions and other financial service companies, such as mutual funds.

The average amounts (in thousands) of and the average rates paid on deposits, by type, for the nine and three month periods ended September 30, 2005 and 2004 are set forth below:

	Nine Months Ended September 30, 2005		Nine Months Ended September 30,2004
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$277,788	0.00%	$242,146	0.00%
Savings Deposits	364,667	0.93%	340,935	0.91%
Time Deposits	71,884	1.51%	70,917	1.19%

Total Deposits	$714,339	0.63%	$653,998	0.60%

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$284,976	0.00%	$251,701	0.00%
Savings Deposits	358,296	1.03%	353,739	0.95%
Time Deposits	67,846	1.73%	67,883	1.15%

Total Deposits	$711,118	0.68%	$673,323	0.61%

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

Market Risk and Net Interest Margin

Our net interest margin and, therefore, our net interest income and net earnings are affected by changes in market rates of interest (which we sometimes refer to as “market risk”). We attempt to reduce our exposure to market risk associated with interest rate fluctuations by seeking (i) to attract and maintain a significant volume of core deposits, consisting of demand, savings and money market deposits, that are not as sensitive to interest rate fluctuations as are time deposits, (ii) to change the mix of interest-earning assets and interest-bearing liabilities in a manner that is designed to achieve increases in net interest income, and (iii) to match opportunities to “reprice” interest-earning assets and interest-bearing liabilities in response to changes in market rates of interest.

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

As a result of these measures:

•	the average volume of outstanding loans at September 30, 2005 was $42.0 million, or 9% greater than at September 30, 2004;

•	the average volume of our core deposits increased to 90% of average total deposits in the nine months ended September 30, 2005 from 89% in the same nine months of 2004; and

•	time deposits (including those in denominations of $100,000 or more) declined, as a percentage of average total deposits, to 10% in the nine months ended September 30, 2005 as compared to 11% in the same period of 2004.

Also contributing to the improvement in our net interest margin was our decision, implemented in the second quarter of 2005, to allow some of the maturing higher priced and longer term time deposits and more expensive money market deposits to “run off” rather than seeking their renewal. In their place, we used some brokered deposits to meet our short-term liquidity needs. However, those brokered deposits matured in August 2005, at which time we decided not to renew them.

As a result of all of these measures, our net interest margin (that is, tax-adjusted net interest income stated as a percentage of average interest-earning assets) increased to 5.07% and 5.14%, respectively, in the nine and three month periods ending September 30, 2005, from 4.82% and 4.88%, respectively, for the same periods of 2004. We believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $500 million to $1 billion (which we consider to be our “Peer Group Banks”), largely because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than the average ratio of such core deposits to total deposits of the Peer Group Banks.

Assuming continued modest economic growth and gradual increases in market rates of interest, we currently expect that, during the fourth quarter of 2005, we will be able to achieve modest loan growth, without having to increase time deposits as a percentage of total deposits, and that we will be able, as a result, to achieve a modest improvement in our net interest margin. However, depending on loan demand and interest rates, we may find it necessary or prudent to increase time deposits or increase short-term borrowing in order to fund increases in loan volume.

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

Provision for Loan Losses. Like virtually all banking organizations, we follow the practice of maintaining a reserve (the “Loan Loss Reserve”) for possible losses on loans that occur from time to time as an incidental part of the banking business. When it is determined that payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what management estimates is its realizable value. This reduction, which is referred to as a loan “charge-off,” or “write-down” is charged against and, to that extent, reduces the amount of the Loan Loss Reserve. That Reserve is increased periodically (i) to replenish the Reserve after it has been reduced due to loan charge-offs or write-downs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of increases in the risk of potential losses due to a deterioration in the condition of borrowers or in the value of property securing non-performing loans, or due to adverse changes in national or local economic conditions. Those increases are made through a charge against income referred to as the “provision for loan losses.” Recoveries of loans previously charged-off are added back to and, to that extent, increase the Loan Loss Reserve and, therefore, may reduce the amount of the provision that we would need to make in order to maintain the Loan Loss Reserve at a level that we believe is adequate to cover any potential write-downs of loans in our loan portfolio.

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

Set forth below is information, as of September 30, 2005 and December 31, 2004, respectively, regarding loans more than 90 days past due, loans that have been renegotiated due to financial difficulties encountered by the borrowers, and non-accrual loans (which we refer to, collectively, as “non-performing loans”):

	September 30, 2005	December 31, 2004
	(In thousands)
Accruing Loans More Than 90 Days Past Due (1)
Commercial, financial and agricultural	$—	$9
Real estate	—	—
Installment loans to individuals	—	1
Aggregate leases	—	—

Total loans past due more than 90 days	$—	$10
Troubled debt restructurings (2)	—	—
Non-accrual loans (3)	117	127

Total non-performing loans	$117	$137

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more. Ordinarily, such loans are placed on non-accrual status (accrual of interest is discontinued) when we have reason to believe that payment of interest and principal is unlikely.

(2)	Renegotiated loans are those which have been renegotiated to provide a deferral of interest or principal.

(3)	There was 1 loan on non-accrual status, totaling approximately $117,000, at September 30, 2005 and 1 loan totaling approximately $127,000 at December 31, 2004.

We did not make any provisions for potential loan losses in the three or nine month periods ended September 30, 2005, because we concluded, based on our review of the quality of the loans in our loan portfolio and economic and market trends, that our Loan Loss Reserve remained adequate to cover possible future loan losses. At September 30, 2005, the Loan Loss Reserve was approximately $5,047,000 or 1.0% of total loans outstanding, compared to $5,016,000, or 1.01% of total loans outstanding, at December 31, 2004 and $4,981,000 or 1.04% of total loans outstanding at September 30, 2004.

The following table provides certain information with respect to our Loan Loss Reserve as of the end of, and loan charge-off and recovery activity for, the periods presented below.

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Average amount of loans and leases outstanding(1)	$512,121	$480,717

Reserve for Loan Losses at beginning of period	$5,016	$4,947

Charge-Offs – Domestic Loans(2)
Commercial, financial and agricultural	(37)	(74)
Real estate – construction	—	—
Real estate – mortgage	—	—
Consumer loans	(9)	(15)
Lease Financing	—	—
Other	—	—

Total Charge-Offs	(46)	(89)

Recoveries
Commercial, financial and agricultural	64	126
Real estate – construction	—	—
Real estate – mortgage	—	26
Consumer loans	13	6
Lease Financing	—	—
Other	—	—

Total recoveries	77	158

Net recoveries (charge-offs) during period	31	69
Provision charged to operations during period	—	—

Balance at end of period	$5,047	$5,016

Ratios:
Net charge-offs (recoveries) to average loans outstanding during period	(0.006)%	(0.015)%
Reserve for loan losses to total loans	1.000%	1.010%
Net loan charge-offs to loan loss reserve	N/M (3)	N/M (3)
Net loan charge-offs to provision for loan losses	N/M (3)	N/M (3)
Loan loss reserve to non-performing loans	4313.675%	3661.314%

(1)	Net of unearned discount.

(2)	We do not have any loans outstanding to borrowers in foreign countries and therefore there are no foreign loan charge-offs or recoveries to report for any of the periods presented in the table above.

(3)	Recoveries exceeded charge-offs for the 9 and 12 months ended September 30, 2005 and December 31, 2004, respectively. As a result, the ratios for those periods were not meaningful.

Non-Interest Income. The following table identifies the components of and the percentage changes in non-interest income in the nine and three-month periods ended September 30, 2005 as compared to the same periods of 2004.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
	Amount	Amount	% Change	Amount	Amount	% Change
	(Dollars in thousands)
Fees and service charges	$3,139	$3,821	(17.8)%	$995	$1,264	(21.3)%
Gain on sale of SBA loans	13	5	N/M	—	—	N/M
Other	698	452	54.4%	234	180	30.0%

Total non-interest income	$3,850	$4,278	(10.0)%	$1,229	$1,444	(14.9)%

Even though the volume of our deposits increased during the nine and three-month periods ended September 30, 2005, transaction fees and service charges collected on deposit accounts declined by 17.8% and 21.3%, respectively, which caused non-interest income to decline, as compared to the same periods in 2004. Those decreases in transaction fees and service charges were due to a decline in the volume of deposit transactions in the nine and three month periods ended September 30, 2005, which was partially offset by increases in fees and charges on other banking related services and transactions during those same nine and three-month periods of 2005 and, in the case of the nine months ended September 30, 2005, by an increase in gains on the sale of SBA (Small Business Administration) loans during the first quarter of 2005.

Non-Interest Expense. Non-interest expense (also sometimes referred to as “other expense”) consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses that include items such as insurance premiums, marketing expenses, data processing costs, and professional fees.

It has been our policy to provide a relatively high level of personal service to our customers as a means of attracting and retaining core deposits and attracting new loan business. We believe that, as a result of this policy, we have more banking personnel than many of our competitors of comparable size, which is reflected in our non-interest expense. However, we believe that this higher level of service has helped us to retain our customers and enabled us to achieve an average net interest margin that exceeds the average net margin of the banks in our Peer Group.

Set forth below is information regarding non-interest expense incurred by us in the nine and three month periods ended September 30, 2005 and 2004:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
	Amount	Amount	% Change	Amount	Amount	% Change
	(Dollars in thousands)
Non Interest Expense
Salaries and employee benefits	$8,922	$8,654	3.1%	$2,858	$3,051	(6.3%)
Net occupancy expense of premises	2,049	1,968	4.2%	787	667	18.0%
Furniture and equipment expenses	1,288	1,226	5.1%	444	402	10.4%
Other expenses	6,931	5,657	22.5%	2,133	1,876	13.7%

	$19,190	$17,505	9.6%	$6,222	$5,996	3.8%

Efficiency Ratio	61.01%	63.85%		59.01%	63.10%

The increases in personnel expenses in the nine months ended September 30, 2005, as compared to the same nine months of 2004, was primarily due to increases in accruals for reserves for various employment benefit programs during the first six months of 2005. By contrast, personnel expense declined by 6.3% in the three months ended September 30, 2005 as compared to the same three months of 2004. The increases in other expenses in the nine and three month periods ended September 30, 2005, as compared to the same periods in 2004, were primarily due to increases in professional fees and expenses, primarily related to the costs of compliance with the Sarbanes-Oxley Act of 2002, including the costs of documenting and testing our internal control over financial reporting as required by Section 404 of that Act. Notwithstanding those increases, our efficiency ratio (net interest income expressed as a percentage of the sum of net interest income and non-interest income, adjusted to eliminate nonrecurring expense and income items) improved to 61.0% and 59.0%, respectively, in the nine-month period and quarter ended September 30, 2005, down from 63.8% and 63.1%, respectively, in the same periods of 2004. Those improvements are due to the fact that our net revenues (the sum of net interest income plus non-interest income) grew at a greater rate than did our non-interest expense, indicating that we were able to increase efficiencies in our operations during the first nine months of 2005.

Income Taxes. The increases in the provision for income taxes in the nine and three month periods ended September 30, 2005 were primarily attributable to the increases in pre-tax income in those periods, as compared to the same periods in 2004, as our effective tax rates for the three and nine month periods ended September 30, 2005 were relatively unchanged from the same periods of 2004.

Financial Condition

Assets. Our total assets increased during the nine months ended September 30, 2005 by $7.1 million, or approximately 1%, from our total assets at December 31, 2004. That increase was primarily attributable to a $4.2 million, or 0.8%, increase in the volume of loans outstanding and a $10.4 million, or 44.0%, increase in cash and due from banks, partially offset by a $2.4 million, or 1.2%, decrease in the volume of investment securities and an $8.3 million decrease in interest-bearing deposits held at other financial institutions.

The following table sets forth the dollar amounts of our interest-earning assets at September 30, 2005 and December 31, 2004:

	At September 30, 2005	At December 31, 2004
	(In thousands)
Federal funds sold and overnight Repurchase Agreements	$29,900	$28,900
Interest-bearing deposits in other financial institutions	1,485	9,803
Investment securities held-to-maturity	7,450	7,980
Investment securities available-for-sale	184,686	186,575
Total Loans, net	504,814	500,607

Deposits. At September 30, 2005, the volume of core deposits (comprised of demand, savings and money market deposits) totaled $650.4 million, which was 3.0% higher than at December 31, 2004. At the same time, the volume of time deposits, including time certificates of deposit in denominations of $100,000 or more, declined by 21.0% to $61.6 million at September 30, 2005 from $77.9 million at December 31, 2004.

The increase in core deposits was primarily attributable to marketing programs designed to attract additional deposits from existing customers and deposits from new customers.

Liquidity Management. We have established liquidity management policies which are designed to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In accordance with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and in deposit withdrawals and maturities. At September 30, 2005, the principal sources of liquidity consisted of $34.0 million of cash and demand balances due from other banks and $29.9 million in Federal funds sold and overnight repurchase agreements which, together, totaled $63.9 million, as compared to $52.5 million at December 31, 2004. Other sources of liquidity included $141 million in securities available-for-sale and $1.5 million in interest bearing deposits at other financial institutions, the majority of which mature in six months or less. Additionally, substantially all of our installment loans and leases, the amount of which aggregated $2.2 million at September 30, 2005, require regular installment payments from customers, providing us with a steady flow of cash funds.

We also have a revolving line of credit from the Federal Home Loan Bank in the amount of $47.8 million, which we use as a source of short-term funds from time to time. At September 30, 2005 there were no borrowings outstanding under that line of credit. Any borrowings that we make under that credit line are secured by a pledge of some of our outstanding loans. We also have established loan facilities that would enable us to borrow up to $18 million of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise. Finally, if necessary, we could obtain additional cash by selling time certificates of deposit into the “CD” market. As a general rule, it has been our policy to make use of borrowings under the credit line or loan facilities to fund short-term cash requirements, before selling securities or selling time certificates of deposit. If additional short term funding is again needed before the end of 2005, we will make a determination as to which of our available funding sources we will use to meet those cash requirements.

Contractual Obligations

Deferred Compensation Obligations. We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating management employees may defer compensation, in return for which those employees will receive certain payments upon retirement, death, or disability, consisting of payments for 10 years commencing upon retirement or reduced benefits upon early retirement, disability, or termination of employment. At September 30, 2005, our aggregate payment obligations under this plan totaled $4.6 million. Based on the age of the participants in this Plan, it is our current expectation that this amount would be paid over a period that should range from 2005 to 2021. In order to provide funds to pay these benefits, we purchased life insurance policies on the participants in this plan, the cash surrender values or death benefits of which are designed to cover the payments that we will become obligated to make to plan participants.

Supplemental Executive Retirement Plan. We maintain a nonqualified, unfunded supplemental executive retirement plan for certain key management personnel. Under the terms of that plan, each participant is eligible to receive, for a period of 15 years commencing upon retirement, a monthly benefit in an amount equal to 40% of his or her final average monthly salary upon reaching 65 years of age and completing 10 years of service with the Bank. At September 30, 2005, our aggregate payment obligations under this plan totaled $8.3 million. Based on the age of the participants in this plan, it is our current expectation that this amount would be paid over a period that should range from 2010 to 2049. In order to provide funds to pay these benefits, we have purchased life insurance policies on the plan participants, the cash surrender values or death benefits of which are designed to cover the payments that we will become obligated to make to them under the plan.

Off-Balance Sheet Arrangements

Loan Commitments and Standby Letters of Credit. In the ordinary course of our business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers.

The following table sets forth the dollar amounts of (i) our contractual commitments to extend credit to our customers and (ii) our obligations under standby letters of credit, as of September 30, 2005 and 2004, respectively:

	At September 30,
	2005	2004
	(In thousands)
Commitments to extend credit	$69,175	$52,271
Standby letters of credit	2,297	3,110

Commitments to extend credit and standby letters of credit generally have fixed expiration dates or other termination clauses and the customer may be required to pay a fee and meet other conditions in order to draw on those commitments or standby letters of credit. We expect, based on historical experience, that many of these commitments will expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent future cash requirements.

To varying degrees, commitments to extend credit involve elements of credit and interest rate risk for us that are in excess of the amounts recognized in our balance sheets. Our potential exposure to credit loss in the event of nonperformance by the customers to whom such commitments are made is equal to the amount of those commitments. As a result, before making such a commitment to a customer, we evaluate the customer’s creditworthiness using the same underwriting standards that we would apply if we were deciding whether or not to approve loans to the customer. In addition, we often require the customer to secure its payment obligations for amounts drawn on such commitments with collateral such as accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

We believe that our cash and cash equivalent resources and internally generated funds, together with available borrowings under our line of credit and other credit facilities, will be sufficient to enable us to meet increases in demand for loans and leases and increases in deposit withdrawals that might occur in the foreseeable future, as well as to fund those of the outstanding loan commitments and standby letters of credit that are drawn down by customers.

Junior Subordinated Debentures

Pursuant to rulings of the Federal Reserve Board, bank holding companies are permitted to issue long-term subordinated debt instruments that will, subject to certain conditions, qualify as and, therefore, augment capital for regulatory purposes. Pursuant to those rulings, in December 2002, we issued $8,248,000 of floating rate junior subordinated deferrable interest debentures (the “Subordinated Debentures”) in connection with a sale of floating rate trust preferred securities (the “Trust Preferred Securities”) to an institutional investor as part of a pooled securitization transaction by that investor. The trust preferred securities were issued and sold by a grantor trust (the “Trust”), of which we own all of the outstanding common securities, and the net proceeds from the sale of the trust preferred securities were paid to us in exchange for the issuance of the Subordinated Debentures to the Trust. The payment terms of the Subordinated Debentures correspond to the payment terms of the trust preferred securities and the interest payments we make on the Subordinated Debentures are used by the Trust to pay required distributions on the trust preferred securities.

The Subordinated Debentures are subordinated to all of our existing and future borrowings and mature in 30 years, on December 26, 2032. However, we are entitled, at our option, to redeem the Subordinated Debentures at any time in whole, or from time to time in part, beginning on December 26, 2007, which is the fifth (5th) anniversary of the original issue date of the Debentures. We are required to make quarterly interest payments on these Debentures at an interest rate that is 3.05% above the three-month LIBOR (London Inter Bank Offered Rate), which resets quarterly. The interest rate that we paid on the Debentures during the three months ended September 25, 2005 was 7.21%. Any payment or payments of the principal amount of the Subordinated Debentures that we may make to the Trust, whether at their maturity date of December 26, 2032 or at such earlier date or dates (on or after December 26, 2007) as of which we may elect to redeem the Debentures, in whole or in part, are required to be used by the Trust to redeem an equivalent amount of the trust preferred securities, at par.

Capital Resources and Dividends

Dividends. It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support our growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts the Board believes are required to meet that objective. Pursuant to that policy, the Company has paid regular quarterly cash dividends since September of 1999. In July of 2005, the Board of Directors increased the quarterly cash dividend from $0.13 per share of common stock to $0.15 per share of common stock. In October 2005 the Board of Directors declared a quarterly cash dividend of $0.15 per share. That cash dividend will be paid on November 28, 2005 to stockholders of record as of November 9, 2005.

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

Stock Repurchase Program. In January of 2003 the Board of Directors authorized an open-market and private stock repurchase program that provided for the Company to repurchase up to $5,000,000 of its common stock. Repurchases pursuant to this program may be made from time-to-time when opportunities to do so at favorable prices present themselves, in the open market or in privately negotiated transactions made in compliance with Securities and Exchange Commission (SEC) guidelines. Between January 2003 and September 30, 2005, we had repurchased a total of 188,202 shares of our common stock pursuant to that program for an aggregate price of approximately $3,698,000.

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

For a banking organization to be rated as well capitalized, which is the highest of the five categories used by regulators to rate the capital adequacy of banking organizations, its minimum leverage ratio of Tier 1 capital to average assets must be 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply to all FDIC - insured banks, federal and state bank regulatory agencies have the discretion to set minimum capital requirements for specific banking institutions at rates significantly above the minimum guidelines and ratios and encourage banks to maintain their ratios above those minimums as a matter of prudent banking practices.

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

The following table compares, as of September 30, 2005, the actual capital ratios of the Company (on a consolidated basis) and the Bank (on a stand-alone basis) to the capital ratios that they are required to meet under applicable banking regulations:

	Company Actual	Bank Actual	For Capital Adequacy Purposes	To Be Categorized as Well Capitalized
Total Capital to Risk Based Assets	14.2%	14.1%	8.0%	10.0%
Tier 1 Capital to Risk Weighted Assets	13.3%	13.2%	4.0%	6.0%
Tier 1 Capital to Average Assets	9.8%	9.8%	4.0%	5.0%

Pursuant to rulings of the Federal Reserve Board, subject to certain conditions, subordinated indebtedness issued in connection with a sale of trust preferred securities may comprise up to 25% of a banking organization’s Tier 1 capital and, to the extent such indebtedness exceeds that limitation, such indebtedness will constitute Tier 2 capital for regulatory capital purposes. All of the $8.2 million of subordinated indebtedness evidenced by the Subordinated Debentures that we issued in December 2002 qualifies as Tier 1 capital under Federal Reserve Board regulations and was taken into account in determining the Company’s capital ratios set forth in the table above. See “Liquidity—Contractual Obligations—Junior Subordinated Debentures” discussed above in this Section of this Report.

Risks and Uncertainties that Could Affect Our Future Financial Performance

As described earlier in this Section of this Report, under the sub caption “Forward-Looking Statements,” this Report contains statements that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business. These “forward-looking” statements are based on current information and assumptions about future events over which we do not have control and the realization of our expected financial results or performance discussed in those forward looking statements is subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Certain of those risks and uncertainties are discussed above in this Section of the Report entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATION.” In addition, included among the risks and uncertainties that could affect our future financial performance or financial condition are the following:

•	Increased Competition. Increased competition from other financial institutions, mutual funds and securities brokerage and investment banking firms that offer competitive loan, investment and deposit products could require us to reduce interest rates and loan fees in order to attract new loans or to increase interest rates that we offer on time deposits, either or both of which could, in turn, reduce our interest income or increase our interest expense, and thereby reduce our net interest margin, net interest income and net earnings.

•	Possible Adverse Changes in Economic Conditions. An adverse change in future economic conditions, either national or local, could (i) reduce loan demand that could cause our interest income and net interest margins to decline; (ii) weaken the financial capability of borrowers to meet their loan obligations to us, which could lead to increases in loan losses that would require us to increase our Loan Loss Reserve through additional charges to income; and (iii) lead to declines in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

•	Possible Adverse Changes in Federal Reserve Board Monetary Policies. Changes in national economic conditions, such as increases in inflation or declines in economic output often prompt changes in Federal Reserve Board monetary policies that could increase the cost of funds to us or reduce yields on interest earning assets. Increases in our costs of funds or reductions in yields on our earning assets could cause our net interest margins and net interest income and, therefore, also our net earnings, to decline. As discussed above, during the three years ended in June 2004, the Federal Reserve Board lowered market rates of interest in an effort to stimulate the national economy. Those reductions caused our net interest margin to decline, because they led to reductions in the interest paid by borrowers on outstanding variable rate loans or enabled borrowers to refinance existing fixed rate loans at lower interest rates or to repay their loans altogether. Although the Federal Reserve Board has, more recently, been increasing interest rates and has indicated an intention to continue doing so at a gradual pace, further reductions in our net interest margin and net interest income and, therefore, in our net earnings, could still occur depending on the pace of those increases. In addition, there is no assurance that economic or market conditions will not lead the Federal Reserve Board to halt or even “roll-back” such interest rate increases.

•

Real Estate Mortgage Loans and Impact on Operating Results of a Decline in Real Property Values. Approximately 92% of our loans are secured by deeds of trust or mortgages on real property. Although a significant portion of these loans were made to individuals, or entities controlled by individuals, whose businesses occupy the properties and the principal source of repayment is the cash flow generated by those businesses, if a significant decline in real property values were to occur in Southern California, such a decline could result in a deterioration in some of those loans, which would necessitate increases in our

Loan Loss Reserve and could result in loan write-downs or write-offs that would adversely affect our financial conditions and lead to reductions in earnings.

•	Lack of Geographic Diversity of our Operations. Substantially all of our banking operations are conducted in the Inland Empire area of Southern California, within a radius of approximately 75 miles. As a result, our operating results in the future could be hurt by events that could affect that geographic area, including natural disasters, such as earthquakes or fires, or localized economic downturns, or by financial difficulties that might be encountered by local governments or the California state government.

•	Government Regulations may Impair our Operations or Restrict our Growth. We are subject to extensive supervision and regulation by federal and state bank regulatory agencies. The primary objective of these agencies is to protect bank depositors and other customers and not shareholders, whose respective interests will often differ. These regulatory agencies have the legal authority to impose restrictions which they believe are needed to protect depositors and customers of banking institutions, even if such restrictions would adversely affect the ability of the banking institution to expand its business, or result in increases in its costs of doing business or hinder its ability to compete with financial services companies that are not regulated or banks or financial service organizations that are less regulated. Additionally, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations may occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth and fine us. Additionally, changes in federal or state bank regulatory policies, such as increases in capital requirements or in required loan loss reserves, or changes in required asset/liability ratios, could adversely affect earnings by reducing yields on earning assets or increasing our operating costs.

•	Effects of Growth. It is our intention to take advantage of opportunities to increase our business, through acquisitions of other banks, the establishment of new banking offices or the offering of new products or services to our customers. If we do acquire any other banks, open any additional banking offices or begin offering new products or services, we are likely to incur additional operating costs that may adversely affect our operating results, at least on an interim basis.

•	Possibility of Change in Dividend Policy or Dividend Payments. In accordance with the Board of Directors’ dividend policy, we have paid a regular quarterly cash dividend since September 1999 and have made periodic repurchases of our outstanding shares. Although there are no plans to reduce the amount or terminate the payment of cash dividends, there can be no assurance that the amount or frequency of cash dividends will not have to be reduced or that cash dividends will not have to be suspended, as this will depend on such factors as economic and market conditions, our future financial performance and financial condition and our needs for capital to support future growth.

Additional information regarding these risks and uncertainties is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2005, and readers of this Report are urged to review the Annual Report as well. Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report, which speak only as of the date of the Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10–Q, is made known to management, including the CEO and CFO, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FOOTHILL INDEPENDENT BANCORP

Date: November 8, 2005	By:	/s/ CAROL ANN GRAF
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