Form 10-K
period 2005-12-31
FOOTHILL INDEPENDENT BANCORP
filed 2006-03-15
CIK 718903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

                                                                                    Rights to Purchase Common Stock

                                                                                                       (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes  ☐    No  ☒.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting shares held by non-affiliates of Registrant as of June 30, 2005, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $94,884,000.

As of March 10, 2006, there were 8,716,957 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FOOTHILL INDEPENDENT BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

(i)

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs or our views regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The expectations or beliefs discussed in forward-looking statements are based on current information and the outcome of those matters are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ, possibly significantly, from those expected at the current time. Those risks and uncertainties are described in Item 1A of Part I of this Report in the Section entitled “Risk Factors” and readers of this Report are urged to read the risk factors and cautionary statements contained in that Section of this Report.

Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Foothill Independent Bancorp (the “Foothill” or the “Company”), which was organized in 1982, is a one-bank holding company that is registered, as such, under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Like other bank holding companies in the United States, we are subject to regulation, supervision and periodic examination by the Board of Governors of the Federal Reserve System (commonly known as the “Federal Reserve Board”). We own all of the capital stock of Foothill Independent Bank, a California state-chartered bank (the “Bank”), which is our principal subsidiary and accounts for substantially all of our consolidated assets, liabilities and operating results.

The Bank, which was organized and commenced business operations in 1973, conducts a commercial banking business in the contiguous counties of Los Angeles, San Bernardino and Riverside, California, and as of December 31, 2005 had total assets of $799,000,000. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent permitted by law, and the Bank is a California state chartered bank and a member of the Federal Reserve System. As a member of the Federal Reserve System and a California state chartered bank, the Bank is subject to regulation, supervision and periodic examination by the Federal Reserve Board, which is its principal federal regulatory agency, and by the California Department of Financial Institutions (the DFI). See “Supervision and Regulation” below in this Section of this Report.

Recent Development – Proposed Merger of Foothill with and into First Community Bancorp

On December 14, 2005, Foothill and First Community Bancorp (“First Community’) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Foothill will be acquired by and merged into First Community and Foothill’s stockholders will become shareholders of First Community. First Community is a bank holding company that, through two banking subsidiaries, owns and operates a total of 48 commercial banking offices located throughout Southern California and which had, as of December 31, 2005, total consolidated assets of approximately $3.2 billion, total consolidated loans, net of deferred fees, of approximately $2.5 billion, total consolidated deposits of approximately $2.4 billion and total consolidated shareholders’ equity of approximately $501 million.

The Merger Agreement provides for a merger of the Company with and into First Community (the “Merger”), in which:

•	First Community will be the surviving corporation and the Company shall cease to exist; and

•

Foothill’s stockholders will become shareholders of First Community and will receive a number, ranging from between approximately 0.4428 to 0.5685, of a share of First Community common stock, for each of their Foothill shares, with the exact number of First Community shares within that range to be determined on the basis of the average closing price of First Community’s shares for the 15 trading days ending two trading days prior to the consummation of the merger.

Assuming the merger was consummated on March 16, 2006, then, based on the average per share closing price of First Community’s shares for the 15 trading days ended March 14, 2006, which was $60.15, and the 8,716,957 shares of Foothill common stock outstanding on that date, Foothill’s stockholders would have received 0.4428 of a share of First Community common stock for each of the their Foothill shares.

The completion of the merger depends on a number of conditions being met. Those conditions, among others, include: (i) approval of the merger by Foothill’s stockholders and by First Community’s shareholders; (ii) the receipt of required regulatory approvals without the imposition of materially adverse or harmful restrictions or conditions; (iii) receipt of consents from certain third parties under contracts to which Foothill or the Bank is a party; and (iv) Foothill having an adjusted total stockholders’ equity and allowance for loan losses of not less than a combined $72.7 million as of the last business day of the last month before closing of the merger. As of December 31, 2005, the sum of Foothill’s stockholders’ equity and allowance for loan losses totaled approximately $75.3 million. Assuming the conditions to the merger are met without any unanticipated delays, it is currently expected that the merger will be consummated in the second quarter of 2006.

Foothill has scheduled a special meeting of its stockholders, to be held at 10:00 A.M. on April 19, 2006, at the Shilo Hilltop Suites, 3101 W. Temple Avenue, Pomona, California, at which the proposed merger will be voted on by its stockholders. A Joint Proxy Statement – Prospectus that describes the Merger and provides information relating to First Community Bancorp and Foothill will be mailed to Foothill’s stockholders beginning on or about March 20, 2006.

Foothill’s Board of Directors has unanimously approved the Merger and recommends that Foothill’s stockholders vote to adopt the Merger Agreement.

Additional Information Regarding the Merger and First Community Bancorp and Where to Find It

To obtain additional information regarding the Merger or about us or First Community, you are urged to carefully review and consider:

•	Foothill’s other public filings with the SEC, which may be obtained free of charge at our website at www.foothillbank.com or at the SEC’s website at www.sec.gov, or by requesting them in writing to Foothill Independent Bancorp, 510 South Grand Avenue, 2nd Floor, Glendora, CA 91741, Attention: Susan Hickam, Vice President – Investor Relations, or by telephone at: (626) 963-8551.

•	First Community’s public filings with the SEC, which also may be obtained free of charge at its website at www.firstcommunitybancorp.com or at the SEC’s website at www.sec.gov., or by requesting them in writing to First Community Bancorp c/o Pacific Western National Bank, 275 North Brea Boulevard, Brea, CA 92821; Attention: Investor Relations, or by telephone at (714) 671-6800.

This Annual Report on Form 10-K may be deemed to be solicitation material in respect of the proposed Merger. First Community has filed, with the SEC, a registration statement which includes a preliminary copy of a Joint Proxy Statement-Prospectus and other documents regarding the proposed Merger. The definitive Joint Proxy Statement-Prospectus is expected to be filed with the SEC by March 17, 2006. Before making any voting or investment decision relating to the Merger, stockholders of Foothill are urged to carefully read the entire registration statement and definitive Joint Proxy Statement-Prospectus, when they become available, as well as any amendments or supplements to these documents, because they will contain important information about the proposed Merger. The definitive Joint Proxy Statement-Prospectus is expected initially to be mailed to Foothill’s stockholders on or about March 20, 2006.

Additionally, copies of the registration statement, as amended, and the Joint Proxy Statement-Prospectus, in definitive form, will be available, free of charge, at the SEC’s website at www.sec.gov. and at Foothill’s website and also by requesting them in writing from Foothill Independent Bancorp, 510 South Grand Avenue, Glendora, CA 91741, Attention: Susan Hickam, Vice President – Investor Relations, or by telephone at: (626) 963-8551.

Foothill, its directors, executive officers and certain other persons may be soliciting proxies from Foothill stockholders in favor of the approval of the Merger. Stockholders may obtain additional information regarding the interests of such participants by reading the registration statement, as amended, and the definitive Joint Proxy Statement-Prospectus when they become available.

Foothill’s Business and Operations

Foothill Independent Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of commercial and business loans, including credit lines and accounts receivable and inventory financing, real estate mortgage and construction loans and consumer installment loans. In addition, the Bank provides safe deposit, collection, travelers’ checks, notary public and other customary non-deposit banking services. The Bank currently operates 12 banking offices, one in each of the communities of Glendora, Upland, Claremont, Irwindale, Ontario, Rancho Cucamonga, Covina, Glendale, Corona, Chino, Monrovia, and Temecula California, which are located in the area of Southern California that includes (i) the San Gabriel Valley of Los Angeles County, (ii) the western portions of San Bernardino County, and (iii) the western and southern portions of Riverside County, which together are commonly known as the “Inland Empire.” The Bank’s organization and operations have been designed primarily to meet the banking needs of small-to-medium sized businesses, professionals and consumers, primarily in its market areas.

The Bank emphasizes personalized service, convenience and the ability to customize services to meet the banking needs of its customers in order to attract business within its market areas. Drive-up or walk-up facilities and 24-hour automated teller machines (“ATM’s”) are available at most of its banking offices. The Bank also offers internet banking services to its customers, enabling them to conduct many of their banking transactions with us online, from their businesses or residences, 24 hours per day, seven days per week; and a computerized telephone service, which enables customers to obtain information concerning their bank deposit accounts telephonically at any time day or night.

Consolidated Average Assets and Liabilities. The following table sets forth the average balances for each principal category of our consolidated assets and liabilities, and also of our stockholders’ equity, for each of the years in the three year period ended December 31, 2005. Average balances are based on daily averages for the Bank and monthly averages for the Company, since the Company does not maintain daily average information. We believe that the differences between monthly and daily average data (where monthly data have been used) are not significant. (Dollars are set forth in thousands.)

	2005		2004		2003
	Average Balances	Percent of Total	Average Balances	Percent of Total	Average Balances	Percent of Total
Assets
Investment Securities—Taxable	$178,862	22.4%	$145,119	19.4%	$99,453	15.2%
Investment Securities—Non-Taxable	17,582	2.2	15,345	2.1	7,992	1.2
Federal Funds Sold & Repos	27,942	3.5	46,176	6.2	34,370	5.3
Due from Banks—Time Deposits	3,820	0.5	7,934	1.1	8,320	1.3
Loans	512,514	64.3	472,250	63.3	451,351	69.1
Direct Lease Financing	275	0.0	414	0.1	971	0.1
Reserve for Loan and Lease Losses	(5,030)	(0.6)	(4,975)	(0.7)	(4,710)	(0.7)

Net Loans and Leases	507,759	63.7	467,689	62.7	447,612	68.5

Total Interest Earning Assets	735,965	92.35	682,263	91.5	597,747	91.5
Cash and Non-interest Earning Deposits	33,209	4.2	37,227	5.0	32,085	4.9
Net Premises, Furniture and Equipment	4,668	0.6	4,824	0.5	4,591	0.7
Other Assets	23,464	2.9	22,019	3.0	18,894	2.9

Total Assets	$797,306	100.0%	$746,333	100.0%	$653,317	100.0%

Liabilities and Stockholders Equity
Savings Deposits	$361,271	45.3%	$351,309	47.1%	$288,756	44.2%
Time Deposits	69,167	8.7	70,801	9.5	80,612	12.3
Short-term Borrowings	7,427	0.9	0	—	—	—
Long-term Borrowings	8,248	1.0	8,248	1.1	8,248	1.3

Total Interest-Bearing Liabilities	446,113	55.9	430,358	57.7	377,616	57.8
Demand Deposits	278,167	34.9	248,386	33.3	212,278	32.5
Other Liabilities	5,988	0.8	5,420	0.7	4,843	0.7

Total Liabilities	730,268	91.6	684,164	91.7	594,737	91.0
Stockholders’ Equity	67,038	8.4	62,169	8.3	58,580	9.0

Total Liabilities and Stockholders’ Equity	$797,306	100.0%	$746,333	100.0%	$653,317	100.0%

Deposits. Deposits represent the Bank’s primary source of funds that it uses to fund its interest-earning assets, principally loans and investment securities. The following table sets forth, as of December 31, 2005, the different categories of deposits maintained at the Bank and the number of deposit accounts, the average balance of each account and the aggregate dollar amount of the deposits in each such category:

	At December 31, 2005
	Number of Accounts	Average Account Balance	Total Deposits
	(Dollars in thousands)
Demand (checking) accounts	27,463	$13,510	$371,031	(1)
Money market accounts	1,726	100,286	173,094	(2)
Savings accounts	9,279	7,400	68,663
Time Deposits(3)
In denominations of more than $100,000	134	206,448	27,664
Other time deposits	1,401	23,064	32,312

(1)	Includes $13,472,000 of municipal and other government agency deposits.

(2)	Includes $333,000 of municipal and other government agency deposits.

During the year ended December 31, 2005, average non-interest bearing demand deposits increased by $29.8 million, or 12.0%; average money market checking account deposits increased by $2.8 million, or 1.5%; average savings deposits increased by $7.1 million, or 4.3%; and average time deposits decreased by $1.6 million, or 2.3%, which was attributable to a decrease of $8.1 million in other time deposits, partially offset by an increase of $6.4 million in time deposits in denominations exceeding $100,000.

Although there are some business and public agency customers that carry large deposits with the Bank, we do not believe that the Bank is dependent on a single customer or even a few customers for its deposits. Most of the Bank’s deposits are obtained from individuals and small and moderate-size businesses. This results in relatively small average deposit balances, but makes the Bank less subject to the adverse effect on liquidity that can result from the loss of a substantial depositor. At December 31, 2005, no individual, corporate or public agency depositor accounted for more than 4% of the Bank’s total deposits and the five largest deposit accounts represented, collectively, 11% of total deposits.

Loans. We offer a diverse line of loan products, including commercial loans and credit lines, SBA guaranteed business loans, accounts receivable and inventory financing, real estate mortgage and construction loans and consumer loans. All of our outstanding loans have been made to borrowers in the United States. The following table sets forth the types, and the amounts (in thousands of dollars), by type, of the loans that were outstanding at December 31, 2005, 2004, and 2003, respectively.

	December 31,
	2005	2004	2003
	(In thousands)
Commercial, Financial and Agricultural	$32,682	$40,287	$44,855
Real Estate Construction	30,533	15,326	27,077
Real Estate Mortgage(1)	487,095	445,769	381,563
Consumer Loans	1,819	3,101	3,816
Lease Financing(2)	199	341	528
All other loans (including overdrafts)	949	1,251	2,263

Subtotal	553,277	506,075	460,102
Less:
Unearned Discount	(790)	(452)	(54)
Reserve for Loan and Lease Losses	(5,062)	(5,016)	(4,947)

Total	$547,425	$500,607	$455,101

(1)	A portion of these loans were made, not for the purpose of financing real properties, but for commercial or agricultural purposes. However, in accordance with the Bank’s credit policies, such loans were secured by deeds of trust on real properties and, therefore, are classified as real estate mortgage loans.

(2)	Lease financing amounts are stated net of unearned income of $13 for 2005; $33 for 2004; and $69 for 2003.

Except for the categories of loans set forth in the table above, at December 31, 2005 there were no loans outstanding to borrowers engaged in similar businesses activities that aggregated more than 10% of our loan portfolio.

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

The following table sets forth, as of the end of each of the years in the five year period ended December 31, 2005, the amounts (in thousands of dollars) of our loans, by type, (i) that were more than 90 days past due, (ii) as to which the terms of payment had been renegotiated (referred to as “troubled debt restructurings”), or (iii) that had been placed on non-accrual status.

	December 31,
	2005	2004	2003	2002	2001
Loans More Than 90 Days Past Due(1):
Commercial	$24	$9	$—	$—	$34
Real Estate	—	—	120	—	—
Consumer	—	1	—	5	—
Leases	—	—	—	—	—
Troubled Debt Restructurings(2)	—	—	18	1,096	1,178
Non-Accrual Loans(3)	113	127	608	1,455	2,717

	$137	$137	$746	$2,556	$3,929

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.

(2)	The terms of the restructured loans did not involve any interest deferrals, and the amounts of interest collected in 2005, 2004, 2003, 2002, and 2001, were those required to have been paid in accordance with the original terms of those loans.

(3)	There was one loan on non-accrual status at each of December 31, 2005 and December 31, 2004, three loans at December 31, 2003, four loans at December 31, 2002, and six loans at each of December 31, 2001. The interest income that would have been collected on these loans had they remained current in accordance with their original terms were $0 in each of 2005 and 2004, $90,000 in 2003, $117,000 in 2002 and $197,000 in 2001.

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

A loan identified as impaired is placed on non-accrual status and is evaluated at that time and regularly thereafter to determine whether the carrying value of the loan should be written off in its entirety, as a loss, or partially written-down to what is believed to be its recoverable value, or whether the terms of the loan, including the collateral required to secure the loan, should renegotiated with the borrower. Impaired loans are written off or written down when the possibility of collecting the full balance of the loan becomes remote. The average balances of impaired loans in our loan portfolio totaled approximately $458,000 for the fiscal year ended December 31, 2005, down from $641,000 for fiscal 2004. During 2005, cash receipts totaling approximately $280,000 were applied to reduce the principal balances of, and $11,000 of interest income was recognized on, impaired loans and we set aside reserves for possible losses specifically on those loans of approximately $4,000, as compared to $27,000 during 2004. Additional information regarding the Bank’s loan loss reserve is set forth below in this Section of this Report under the caption, “The Reserve for Loan Losses.” Additional information regarding SFAS 114, is contained in Note 5 to the Company’s Consolidated Financial Statements that are set forth in Part II, Item 8 of this Report.

Other Potential Problem Loans or Assets. At December 31, 2005, there were no loans in our loan portfolio as to which there were serious doubts as to the ability of the borrower to comply with then present loan repayment terms as to which we had not ceased accruing interest and there were no other interest-earning assets as to which we believe the recovery of the principal or interest is at significant risk.

The Reserve For Loan Losses. The risk that borrowers will fail or be unable to repay their loans is an inherent part of the banking business. In order to recognize on a timely basis, to the extent practicable, losses that can result from such failures, banks establish a reserve or allowance for loan losses by means of periodic charges to income referred to as “provisions for loan losses.” When we believe that collection of a loan has become unlikely, either in whole or in part, the carrying amount of the loan is written down to what is believed to be its recoverable value (in any case where the loan is believed to be collectible in part) or written off in its entirety (in any case where the loan is believed to have become uncollectible in full). The write-down in the value, or the write-off, of the loan is charged against the loan loss reserve. Periodic additions are made to the loan loss reserve by making provisions for loan losses in order (i) to replenish and thereby maintain the adequacy of the reserve following the occurrence of loan losses that have been charged against the reserve, and (ii) to increase the reserve in response to increases in the volume of outstanding loans or deteriorations in economic conditions or in the financial condition of any borrowers that increase the potential for future loan losses. At December 31, 2005 the loan loss reserve totaled approximately $5 million or 1% of total loans and leases then outstanding.

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

	2005		2004		2003		2002		2001
	Reserve for Loan Losses	% of Loans to Total Loans	Reserve for Loan Losses	% of Loans to Total Loans	Reserve for Loan Losses	% of Loans to Total Loans	Reserve for Loan Losses	% of Loans to Total Loans	Reserve for Loan Losses	% of Loans to Total Loans
Commercial, Financial and Agricultural	$252	5.85%	$525	7.58%	$1,226	10.14%	$1,156	8.60%	$2,668	11.49%
Real Estate-construction	659	4.84	159	3.41	248	5.88	276	4.82	59	3.94
Real Estate-mortgage	4,133	88.55	4,296	87.86	3,401	82.55	3,136	85.17	1,452	82.65
Installment loans	17	0.51	34	0.72	68	0.83	39	1.02	22	1.15
Lease financing	1	0.05	2	0.09	4	0.11	12	0.27	5	0.32
Other	—	0.20	0	0.33	0	0.49	—	0.12	—	0.45

	$5,062	100.00%	$5,016	100.00%	$4,947	100.00%	$4,619	100.00%	$4,206	100.00%

Investment Portfolio. As a customary part of our business, we purchase investment grade securities, consisting primarily of securities issued by the United States government and its agencies and by state and local government agencies, in order to diversify our investment risks and provide a source of liquidity for our operations. Additional objectives of our investment policy are to manage interest rate risk, and reinvest in our market areas, while maximizing earnings that can be generated from a portfolio of investment-grade securities. Each security purchased is subject to credit, maturity and liquidity guidelines that are defined in our investment policy and the securities are reviewed regularly to verify their continued creditworthiness.

The following table summarizes the components of our investment securities at the dates indicated (in thousands):

	December 31,
	2005		2004		2003
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Investment Securities - Held-To-Maturity
U.S. Treasury and Agency	$1,798	$1,787	$1,795	$1,790	$2,141	$2,154
State and Political Subdivisions	3,951	4,028	4,222	4,407	4,448	4,715
Other Securities	1,615	1,055	1,963	1,963	2,311	2,311

Total	$7,364	$6,870	$7,980	$8,160	$8,900	$9,180

Investment Securities–Available-For-Sale
U.S. Treasury and Agency	$160,598	$156,862	$183,562	$182,517	$127,514	$127,668
State and Political Subdivisions(1)	13,291	13,420	2,237	2,247	7,012	7,169
Other Securities	1,954	1,782	1,954	1,811	1,955	1,813

Total	$175,843	$172,064	$187,753	$186,575	$136,481	$136,650

(1)	Includes, in 2004 and 2003, non-rated certificates of participation evidencing ownership interests in the California Statewide Communities Development Authority - San Joaquin County Limited Obligation Bond Trust, with an amortized cost of $630,000 and a market values of $631,000 at both December 31, 2004, and 2003, respectively. The Bank did not have any investments in certificates of participation at December 31, 2005.

The following table presents the maturities of our investment securities at December 31, 2005, and the weighted average yields of those securities (which, in the case of tax-exempt obligations are presented on a fully taxable basis assuming a 35.5% tax rate).

	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment Securities Held to Maturity
U.S. Treasury and Agency	$1,798	2.78%	$—	—%	$—	—%	$—	—%
State and Political Subdivisions	—	—	3,151	3.63	800	4.71	—	—
Other Securities	—	—	187	—	1,428	—	—	—

Total Securities Held to Maturity	$1,798	2.78%	$3,338	3.43%	$2,228	1.69%	—	—
Investment Securities Available for Sale
U.S. Treasury and Agency	$38,301	2.65	$99,540	3.42	$5,112	4.67	$13,909	4.96
State and Political Subdivisions	—	—	340	2.83	6,603	3.62	6,477	4.20
Other Securities	—	—	—	—	—	—	1,782	3.43

Total Securities Available for Sale	38,301	2.65	99,540	3.42	11,715	4.08	22,168	4.61

Total Investment Securities	$40,099	2.66%	$103,218	3.42%	$13,943	3.70%	$22,168	4.61%

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

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks, particularly during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. For this reason, as well as others, the Federal Reserve Board requires all bank holding companies to maintain capital at or above certain prescribed levels. See “Capital Standards and Prompt Corrective Action” below. Among other things, under its capital adequacy policies, the Federal Reserve Board may restrict or even prohibit the payment of cash dividends by a bank holding company if that agency believes that payment of dividends would weaken the bank holding company’s capital position or financial strength. Additionally, the Federal Reserve Board may treat a failure by a bank holding company to meet these capital requirements to be an unsound and unsafe banking practice, which could lead to the imposition of restrictions on the business conducted by and any growth plans of the bank holding company.

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

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters of companies whose securities are registered under the Securities Exchange Act (“public companies”) and, therefore, applies to the Company. Among other things, the Sarbanes-Oxley Act:

•	provided for the creation of a five-member oversight board appointed by the Securities and Exchange Commission, known as the Public Company Accounting Oversight Board (or the “PCOAB”), that sets standards for public accounting firms and invests the PCOAB with investigative and disciplinary powers in exercising its oversight responsibilities;

•	prohibits public accounting firms from providing various types of consulting services to their public company clients and requires accounting firms to rotate partners among public company clients every five years;

•	increased the criminal penalties for financial crimes;

•	requires public companies to implement disclosure controls and procedures designed to assure that material information regarding their business and financial performance is included in the public reports they file under the Securities Exchange Act of 1934 (“Exchange Act Reports”);

•	requires the chief executive and chief financial officers of public companies to certify as to the accuracy and completeness of the Exchange Act Reports that their companies file, the financial statements included in those Reports and the effectiveness of their disclosure procedures and controls;

•	requires, pursuant to Section 404 thereof, that (i) the chief executive and chief financial officers of a public company test and certify to the effectiveness of their company’s internal control over financial reporting and (ii) its outside auditors to independently test and issue a report as to whether the company’s internal control over its financial reporting is effective and whether there are any material weaknesses in the company’s internal control over financial reporting;

•	requires that a majority of a public company’s directors be independent of the company’s management and the non-management directors that serve on a public company’s audit committee to meet standards of independence that are more stringent than those that apply to non-management directors generally;

•	requires public companies whose publicly traded securities have a value in excess of $75 million to file their Exchange Act Reports on a more accelerated basis than had been required prior to the adoption of the Sarbanes-Oxley Act;

•	requires more expeditious reporting by directors and officers and other public company insiders regarding their trading in company securities; and

•	established statutory separations between investment banking firms and analysts.

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

Like other FDIC-insured banks, the Bank is subject to periodic examination by its primary federal regulatory agency, which is the Federal Reserve Board. If, as a result of an examination of the Bank, the Federal Reserve Board were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations have become unsatisfactory or that the Bank or its management is violating any banking laws or regulations, the Federal Reserve Board is empowered to take a number of remedial actions. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to require the Bank to raise additional capital, to restrict the Bank’s growth and the payment of cash dividends, to assess civil monetary penalties against the Bank’s officers or directors, to remove a bank’s officers or directors and ultimately to terminate the Bank’s deposit insurance, which would result in a revocation of the Bank’s charter and require it to cease its banking operations. Additionally, under California law the DFI conducts periodic examinations of the Bank and has many of the same remedial powers as the Federal Reserve Board.

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

The following table sets forth, as of December 31, 2005, the capital ratios of the Bank and compares those capital ratios to the federally established capital requirements that must be met for a bank to be categorized as “adequately-capitalized” and “well-capitalized,” respectively, under the prompt corrective action regulations:

	Bank’ Ratio	To be Adequately Capitalized	To be Well Capitalized
At December 31, 2005:
Total Capital to Risk Weighted Assets	13.6%	(=or>) 8.0%	(=or>) 10.0%
Tier I Capital to Risk Weighted Assets	12.7%	(=or>) 4.0%	(=or>) 6.0%
Tier I Capital to Average Assets	10.1%	(=or>) 4.0%	(=or>) 5.0%

As the table indicates, at December 31, 2005 the Bank exceeded the capital ratios required to be classified, and it has been classified by the Federal Reserve Board, as a “well capitalized” institution under the federally established prompt corrective action regulations.

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

All FDIC-insured banking institutions also are required to pay an annual assessment for the payment of interest on bonds (known as “FICO Bonds”) that were issued by the Financing Corporation, a federally chartered corporation, to assist in the recovery of the savings and loan industry following the failure of numerous savings and loan institutions in the 1980s. Effective for the first quarter of 2006, the FDIC established the FICO assessment rate at approximately $0.0132 per $100 of assessable deposits of the insured banks. The FICO assessment rate for the fourth quarter of 2005 was approximately $0.0142 per $100 of assessable deposits of the insured banks. The FICO assessment rates are subject to quarterly adjustments by the FDIC to reflect changes in the assessment bases of the FDIC’s insurance funds and, unlike the BIF assessments, do not vary on the basis of a bank’s capital or supervisory risk categories.

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

Fair and Accurate Credit Transactions Act of 2003 (“FACTA”). FACTA revises certain sections of the Fair Credit Reporting Act (“FCRA”) and establishes additional rights for consumers to obtain copies of and to correct their credit reports; addresses identity theft; and establishes additional requirements for consumer reporting agencies and financial institutions that provide adverse credit information about consumers to those agencies. FACTA also extends the period during which consumers may opt-out of prescreened lists for credit or insurance marketing solicitations; extends the statute of limitations for civil liability for violations of the Fair Credit Reporting Act; and requires a financial institution’s affiliates that exchange consumer information for market solicitation purposes to alert the consumer of the practice and allows the consumer to prohibit permanently all solicitations for marketing purposes. Certain provisions of FACTA became effective at the end of 2004, and its remaining provisions became effective on various dates in 2005. FACTA also preempts state laws that provide for similar or even more extensive regulations, such as the California Financial Information Privacy Act, which became effective in July 1, 2003 and had imposed disclosure and reporting requirements on financial institutions based in California that were more extensive than those that are contained in FACTA. Because we had already implemented measures to comply with the California Financial Privacy Act, we believe that we will be able to satisfy the material requirements of FACTA and the regulations implementing it without incurring any material increases in our operating expenses.

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

Employees

At December 31, 2005, we had 157 full-time and 84 part-time employees, all of whom are employees of the Bank and three of whom also are employees of the Bancorp. We believe that our relations with our employees are good.

Foothill’s Website

Our internet website address is www.foothillbank.com. Our Annual Report to Stockholders and Quarterly Reports as well as all of our SEC Filings are available on our website.

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements, as described at page 1 of this Report under the caption “Forward-Looking Statements.” We believe that the risks described below are the most important factors which may cause our actual future results of operations to differ materially from the results projected in the forward-looking statements.

We face intense competition from other banks and financial institutions that could hurt our business

We conduct our business operations in Southern California, where the banking business is highly competitive and is dominated by a relatively small number of large multi-state banks with operations and offices covering wide geographical areas. We also compete with other financial service businesses, mutual fund companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services. The larger banks, and some of those other financial institutions, have greater resources that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. Some of these banks and institutions also have substantially more capital and higher lending limits that could enable them to attract larger clients, and offer financial products and services that we are unable to offer, particularly with respect to attracting loans and deposits.

Increased competition may prevent us (i) from achieving increases, or could even result in decreases, in our loan volume or deposit balances, or (ii) from increasing interest rates on loans or reducing interest rates we pay to attract or retain deposits, any of which could cause a decline in our interest income or an increase in our interest expense, that could lead to reductions in our net interest income and earnings.

Adverse changes in economic conditions in Southern California could disproportionately harm our business

The large majority of our customers and the properties securing a large proportion of our loans are located in Southern California. A worsening of economic conditions or the occurrence of natural disasters in Southern California could harm our business by:

•	reducing loan demand which, in turn, would lead to reduced net interest margins and net interest income;

•	affecting the financial capability of borrowers to meet their loan obligations, which could result in increases in loan losses and require us to make additional provisions for possible loan losses, thereby reducing our earnings; and

•	leading to reductions in real property values that, due to our reliance on real property to secure many of our loans, could make it more difficult for us to prevent losses from being incurred on non-performing loans through the sale of such real properties.

Additionally, real estate values in California have been increasing rapidly in recent years. In the event that these values are not sustained or other events, such as earthquakes or fires, that may be more prevalent in Southern California than in other geographic areas, cause a decline in real estate values, our collateral coverage for our loans will be reduced and we may suffer increased loan losses.

National economic conditions and changes in Federal Reserve Board monetary policies could affect our operating results

Our profitability is substantially dependent on our net interest income. Like most banking organizations and other depository institutions, our net interest income is affected by a number of factors outside of our control, including changes in market rates of interest which, in turn, are affected by changes in national economic conditions and national monetary policies adopted by the Federal Reserve Board. From 2001 and continuing until June 30, 2004, the Federal Reserve Board followed a policy of reducing interest rates in an effort to stimulate the national economy. Those interest rate reductions, coupled with sluggishness in the economy, led to decreases in our net interest margin during 2003 and made it more difficult to increase earnings. We cannot predict whether the improvement in the economy will continue or whether the Federal Reserve Board’s recent increases in interest rates, will succeed in lessening the downward pressure on net interest margins that was prevalent through most of the last three years.

On the other hand, the benefits of increased market rates of interest may be offset, partially or in whole, because those increases will increase the costs of attracting deposits and obtaining borrowings. If we are unable to effectuate commensurate increases in the rates we are able to charge on existing or new loans due to competitive pressures or contractual restrictions on our ability to increase interest rates on existing loans, our net interest margin may suffer despite the increase in interest rates. Changes in economic conditions and increasing rates of interest also could cause prospective borrowers to fail to qualify for our loan products and reduce loan demand, thereby reducing our net interest margins. In addition, if economic conditions were to worsen, that could adversely affect the financial capability of borrowers to meet their loan obligations and, therefore, cause an increase in, and require increases in the provisions we make for, possible loan losses.

We could incur losses on the loans we make

The failure or inability of borrowers to repay their loans is an inherent risk in the banking business. We take a number of measures designed to reduce this risk, including the maintenance of stringent loan underwriting policies and the establishment of reserves for possible loan losses and the requirement that borrowers provide collateral that we could sell in the event they fail to pay their loans. However, the ability of borrowers to repay their loans, the adequacy of our reserves and our ability to sell collateral for amounts sufficient to offset loan losses are affected by a number of factors outside of our control, such as changes in economic conditions, increases in market rates of interest and changes in the condition or value of the collateral securing our loans. As a result, we could incur losses on the loans we make that will hurt our operating results and weaken our financial condition.

Government regulations may impair our operations, restrict our growth or increase our operating costs

We are subject to extensive supervision and regulation by federal and state bank regulatory agencies. The primary objective of these agencies is to protect bank depositors and other customers and not shareholders, whose respective interests will often differ. The regulatory agencies have the legal authority to impose restrictions which they believe are needed to protect depositors and customers of banking institutions, even if such restrictions would adversely affect the ability of the banking institution to expand its business and to pay cash dividends, or result in increases in its costs of doing business or hinder its ability to compete with financial services companies that are not regulated or banks or financial service organizations that are less regulated. Additionally, due to the complex and technical nature of many of the government regulations to which banking organizations are subject, inadvertent violations of those regulations may occur. In such an event, we would be required to correct or implement measures to prevent a recurrence of such violations. If more serious violations were to occur, the regulatory agencies could limit our activities or growth, fine us or ultimately put us out of business.

The loss of key personnel could hurt our financial performance

Our success depends to a great extent on the continued availability of our existing management, including George E. Langley, our President and Chief Executive Officer and Joe Cecala, our Executive Vice President and Chief Credit Officer. In addition to their skills and experience as bankers, our executive officers provide us with extensive community ties upon which our competitive strategy is partially based. We do not maintain key-man life insurance on these executives. As a result, the loss of the services of either of these officers could harm our ability to implement our business strategy or our future operating results.

Risks relating to the Merger with First Community Bancorp

As is described in Part I of this Report, on December 14, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Community. That Agreement provides for a merger (the “Merger”) pursuant to which (i) Foothill will be merged with and into First Community, (ii) First Community will be the surviving corporation and Foothill’s separate existence shall terminate, and (iii) Foothill’s stockholders will become shareholders of First Community, receiving a number, ranging from 0.4421 to 0.5685, of a share of First Community common stock for each of their Foothill shares.

No Assurance that Expected Benefits of Merger will be Realized. Foothill and First Community entered into the Merger Agreement because of their belief that the Merger would enable them to achieve certain benefits, including cost savings and efficiencies in the operations of the combined company that will result from the Merger. Realization of the anticipated benefits of the Merger is subject to a number of risks and uncertainties, including the risks that (i) the integration of the businesses of First Community and Foothill will prove to be more difficult and less efficient and more costly than expected, and (ii) costs savings and efficiencies expected to be realized after integration of the two companies has been completed will not be realized. Failure to achieve the anticipated benefits of the Merger could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy and could have an adverse effect on the combined company’s business, financial condition, operating results and prospects and the trading prices of First Community’s common stock after the Merger has been consummated.

No Assurance that Merger will be consummated. The completion of the Merger is subject to the satisfaction of a number of conditions, some of which are outside of our control and, as a result, there is no assurance that the Merger will be consummated. A termination of the Merger, should that occur, would harm our business. Among other things, since the Merger was announced, some of our employees have taken positions with other banking institutions, including some of our competitors. Consequently, our ability to provide the level of service that we had previously provided to our customers would be compromised and our competitive position in our markets could be weakened if the Merger were to be terminated. Additionally, some of our customers have taken their business to other banking institutions since the Merger was announced and, if the Merger were to be terminated, it would be difficult to get those customers to resume doing business with us. Finally, we believe that any failure of the Merger to be consummated, even if that failure was not caused by us, would be looked upon negatively by investors in the stock market and, for that reason, could harm the trading prices of our shares.

No Assurance that our Dividend Policy will not Change

In accordance with our Board of Directors’ dividend policy, we have paid a regular quarterly cash dividend since September 1999 and have made periodic repurchases of our outstanding shares. If the Merger with First Community is consummated in the second quarter of 2006, as is expected, we will not pay any further cash dividends before the Merger is consummated. Even if the Merger were to be terminated, there can be no assurance that the amount or frequency of cash dividends will not have to be reduced or that cash dividends will not have to be suspended, as this will depend on such factors as future economic and market conditions, our future financial performance and financial condition and our needs for capital to support future growth or to meet regulatory capital requirements.

ITEM 2.	PROPERTIES

Our executive offices and those of the Bank’s are located at the Bank’s main banking office at 510 South Grand Avenue, Glendora, California. The Bank owns the building and the land at that location; owns the building and leases, under a 20-year ground lease, the land on which its Claremont banking office is located; and occupies its ten other banking offices, and the facilities where its service center are located, under leases expiring at various dates through 2015. We believe that the Bank’s present facilities are adequate for its present purposes and anticipated growth in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal actions that arise in the ordinary course of our business. None of the legal proceedings that were pending at December 31, 2005 is expected to have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trading Market for Shares. Our shares of Common Stock are listed and trade on the NASDAQ National Market System under the symbol “FOOT”. The following table sets forth the high and low closing sales prices per share of our Common Stock as reported on the NASDAQ National Market System for each of the quarters in the fiscal years ended December 31, 2004 and 2005. On March 10, 2006 the closing per share price of our Common Stock was $26.45 and, as of that same date, there were 994 record stockholders of the Company.

	Per Share Trading Prices of Common Stock(1)		Stock Dividends	Cash Dividends(1)
	High	Low
Year Ended December 31, 2004:
First quarter	$18.75	$16.00	9%	$0.10
Second quarter	17.92	15.13	—	0.10
Third quarter	18.96	16.00	—	0.10
Fourth quarter	19.08	17.21	—	0.26

				0.56

Year Ended December 31, 2005:
First quarter	$20.80	$18.05	—	$0.10
Second quarter	21.88	19.16	25%	0.13
Third quarter	21.41	19.99	—	0.15
Fourth quarter	26.25	21.00	—	0.15

				$0.53

(1)	All trading prices have been retroactively adjusted for prior stock dividends.

Transfer Agent. The transfer agent and registrar for the Company’s shares is Registrar and Transfer Company, the address of which is 10 Commerce Drive, Cranford, New Jersey 07016.

Dividends and Repurchases of Shares

Dividend Policy. It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet not only the capital requirements applicable to the Company and the Bank under applicable government regulations, but also to support our further growth. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts required to meet that objective. Pursuant to this policy, the Company has paid regular quarterly cash dividends since September of 1999 and, in January of 2006, the Board of Directors declared a $0.15 per share cash dividend, which is the 26th consecutive quarterly cash dividend declared since the current dividend policy was adopted by the Board of Directors. There is no assurance that the amount of cash dividends will not be reduced or the payment of cash dividends will not be suspended in the future.

We paid our last cash dividend in the first quarter of 2006. It is our expectation that, if our merger with and into First Community Bancorp is consummated during the second quarter this year, no further cash dividends will be paid by us to our stockholders.

Stock Repurchases. In January of 2003, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $5,000,000 of its shares of common stock. Repurchases may be made from time-to-time in open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines. As of December 31, 2004, we had repurchased a total of 155,141 shares of our common stock under this program for an aggregate price of approximately $2,985,000. We ceased the repurchase of shares when our planned merger with First Community was first announced in December 2005.

Restrictions Applicable to the Payment of Dividends and Stock Repurchases. Cash dividends from the Bank represent the principal source of funds available to Foothill for paying cash dividends to our stockholders and making stock repurchases. Therefore, government regulations, including the laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that will be available to us to fund any operations that we may conduct, separate from the Bank’s operations, as well as to pay cash dividends to the Company’s stockholders and to repurchase its shares.

California law places a statutory restriction on the amount of cash dividends that a state chartered bank may pay to its shareholders. Under that law, which applies to the Bank, without the prior approval of the DFI, dividends declared by the Bank may not exceed, in any calendar year, the lesser of (i) the Bank’s net income for the year plus its retained earnings generated in the two preceding years (after deducting all dividends paid during that period), or (ii) the Bank’s aggregate retained earnings. As of December 31, 2005, the sum of the Bank’s net income for that year plus its retained earnings for the prior two years totaled $19,119,000 and its retained earnings totaled $55,529,000.

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

Rights Dividend. On February 25, 1997, the Board of Directors adopted a Rights Agreement (the “Rights Agreement”) pursuant to which it declared a dividend distribution of rights (the “Rights”) to purchase shares of the Company’s Common Stock and, under certain circumstances, other securities, to the holders of record of its outstanding shares of Common Stock.

The Rights dividend was made to holders of record of shares of the Company’s Common Stock at the close of business on March 18, 1997 and are attached to the outstanding shares of Common Stock. Subject to certain exceptions, upon the occurrence of an attempted acquisition of control of the Company, that is not approved by the Board of Directors, each Right will entitle the registered holder to purchase from the Company, at an initial exercise price of $48.00 per Right (subject to adjustment), such number of newly issued shares of the Company’s Common Stock or the common stock of the acquiring or surviving company in a change of control transaction, depending on the type of triggering event, equal to an aggregate market value as of the date of the triggering event of two (2) times the exercise price of the Right.

The issuance of the Rights dividend was intended to encourage any one seeking to acquire the Company to negotiate the terms of such an acquisition with the Board of Directors, rather than launching a hostile take over attempt. The Board of Directors believes that, through negotiations, the Board and management would be able to better ascertain the intentions and capabilities of anyone seeking to gain control of the Company and take steps needed to achieve fair and non-discriminatory treatment of all stockholders of the Company. If the Board, as a result of such efforts, comes to support the proposed acquisition, it has the authority to suspend the exercisability of these Rights. However, the existence of the Rights may also have the effect of discouraging acquisition proposals that may be viewed as favorable to the Company’s stockholders.

The foregoing description of the Rights is qualified in its entirety by reference to the Rights Agreement.

The Rights Agent for the Rights is Registrar and Transfer Company, the transfer agent for the Company’s Common Stock.

At the time our Board of Directors approved the Merger Agreement with First Community, it also amended the Rights Plan to make it inapplicable to the proposed Merger with First Community pursuant to that Agreement.

ITEM 6.	SELECTED FINANCIAL DATA

The selected income statement data set forth below for the fiscal years ended December 31, 2005, 2004 and 2003, and the selected balance sheet data as of December 31, 2005 and 2004, are derived from the audited consolidated financial statements of the Company examined by Vavrinek, Trine, Day and Company, LLP, registered public accountants, that are included elsewhere in this Report and should be read in conjunction with those consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 in Part II of this Report. The selected income statement data for the fiscal years ended December 31, 2002 and 2001, and the selected balance sheet data as of December 31, 2003, 2002 and 2001, are derived from audited consolidated financial statements examined by Vavrinek, Trine, Day and Company, LLP which are not included in this Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Income Statement Data
Interest income	$43,114	$37,030	$35,680	$34,811	$36,736
Interest expense	(5,479)	(4,467)	(4,283)	(5,039)	(9,030)

Net interest income	37,635	32,563	31,397	29,772	27,706
Provision for possible loan losses	—	—	(348)	(460)	(498)

Net interest income after provision for loan losses	37,635	32,485	31,049	29,312	27,208
Other income	5,135	5,585	5,613	5,694	5,414
Other expense	(25,272)	(23,610)	(23,515)	(22,934)	(21,846)

Income before income taxes	17,498	14,538	13,147	12,072	10,776
Applicable income taxes	(6,212)	(5,183)	(4,726)	(4,378)	(3,926)

Net income	$11,286	$9,355	$8,421	$7,694	$6,850

Per Share Data
Net income—Basic(1) (2)	$1.33	$1.11	$1.02	$0.94	$0.83
Net income—Diluted(1) (2)	1.25	1.05	0.94	0.88	0.79
Cash dividends(1) (3)	$0.53	$0.58	$0.50	$0.29	$0.26
Book value (at year-end) (1)	$8.25	$7.67	$7.26	$7.01	$6.33
Weighted average shares outstanding—Basic (1) (2)	8,479,126	8,401,810	8,265,860	8,202,912	8,213,105
Weighted average shares outstanding—Diluted(1)(2)	9,029,651	8,947,711	8,924,662	8,736,412	8,639,113

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data
Investment securities	$179,428	$194,555	$145,550	$80,778	$79,743
Loans and leases (net)	547,425	500,607	455,101	437,441	404,200
Assets	798,706	786,955	686,158	604,818	550,141
Deposits	672,764	709,050	612,049	534,562	475,390
Other indebtedness(4)	50,248	8,248	8,248	8,248	19,000
Stockholders’ equity	$70,270	$64,569	$60,788	$57,576	$51,852

(1)	Retroactively adjusted for stock dividends.

(2)	For information regarding the determination of basic and diluted earnings per share, see Note 18 to the Company’s Consolidated Financial Statements.

(3)	For information regarding restrictions affecting the ability of the Company to pay cash dividends, see Note 14 to the Company’s Consolidated Financial Statements.

(4)	For information regarding other indebtedness, see Note 9 to the Company’s Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORWARD-LOOKING STATEMENTS

The discussion below in this Section of this Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Any statements as to our expectations or beliefs concerning, or projections or forecasts of, our future financial performance or future financial condition, or with respect to trends in our business or in our markets, are forward-looking statements. Factors that could affect our future operating results and cause them to differ, possibly significantly, from those currently anticipated are described in (i) Item 1A, entitled “Risk Factors,” in Section I of this Report, and (ii) the subsection of this Item 7 entitled “Critical Accounting Policies” below and, accordingly, the descriptions of the Risk Factors and the Critical Accounting Policies in this Report should be read in their entirety.

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

Judgments Regarding Reserves for Potential Loan Losses. The accounting policies we follow in determining the sufficiency of the reserves we establish for possible loan losses require us to make judgments and assumptions about economic and market conditions and trends that can affect the ability of our borrowers to meet their loan payment obligations. For example, if economic or market conditions were to change in an unexpectedly adverse manner or interest rates were to increase beyond the levels expected by us when we established the reserves for loan losses, those changed conditions could increase the risks of borrower payment defaults, which could require us to increase our reserves for possible future loan losses. Since those reserves are increased by a charge against income (known as the “provision for loan losses”), such changed conditions could cause our earnings to decline in the period when those increases are recorded. (A more detailed discussion regarding the provision for loan losses is set forth below in this Item 7 in the subsection entitled “Results of Operation — Provision for Loan Losses”.) Additionally, conditions or events of this nature could require us to reduce the carrying values of the loans that are affected by these conditions (often referred to as “loan write-downs or “loan charge-offs”). Since loans represent the largest component of our total assets, unanticipated changes in economic or market conditions potentially can have a significant effect on the amount of our reported assets as set forth on our balance sheet.

Utilization of Deferred Income Tax Benefits. The provision that we make for income taxes in our statements of income is based on, among other things, our ability to use certain income tax benefits available under state and federal income tax laws to reduce our income tax liability. As of December 31, 2005, the total of the unused income tax benefits (referred to in our consolidated financial statements as a “deferred tax asset”), available to reduce our income taxes in future periods was $3,938,000. Those tax benefits will expire over time unless used and, therefore, the realization of those tax benefits is dependent on our generating taxable income in the future in amounts sufficient to enable us to use those tax benefits prior to their expiration. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully use those benefits. In the event, however, that our income was to decline in future periods, making it less likely that those benefits could be fully used, we would be required to establish a valuation reserve to cover the potential loss of those tax benefits. The creation of such an allowance would result in an increase in the provision we make for income taxes, and, therefore, would have the effect of reducing our net income.

OVERVIEW OF FISCAL 2005

Operating Results

Generally, the principal determinant of a banking organization’s income is its net interest income, which is the difference between the interest that a bank earns on its loans, investments and other interest earning assets, and its interest expense, which consists primarily of the interest it must pay to attract and retain deposits and the interest it pays on other interest bearing liabilities. A bank’s interest income and interest expense are, in turn, affected by a number of factors, many of which are outside of its control, that affect interest rates and also the demand for loans and the ability of borrowers to meet their loan obligations. Those factors include the monetary policies of the Federal Reserve Board, national and local economic conditions, and competition from other depository institutions and financial services companies.

The following table sets forth information regarding the interest income that we generated, the interest expense that we incurred, and our net interest income and our net earnings, in the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Interest Income	$43,114	$37,030	$35,680
Interest Expense	5,478	4,467	4,283
Net interest income	37,636	32,563	31,397
Net Income	$11,286	$9,355	$8,421

In 2001 the Federal Reserve Board adopted and began implementing a monetary policy that was designed to reduce market rates of interest in an effort to stimulate the U.S. economy, which was heading into recession. That policy continued until mid-2004, as a hoped-for economic recovery had been slow to develop. Pursuant to that policy, the Federal Reserve Board reduced interest rates throughout that period, which caused the prime rate of interest charged by most banks to decline from a high of 9.50% to 4.75% in 2001, to 4.25% in November 2002 and, finally, to 4.00% in June 2003. However, since June 30, 2004, the Federal Reserve Board has increased been increasing interest rates which, in turn, have led to increases in our prime rate of interest, as well as those charged by most banks, to a current level of 7.50%. Current forecasts project further increases in the prime rate of interest to 8.00% or 8.25% by the end of the fiscal 2006. Due primarily those interest rate increases, the average rate of interest that we earned on our interest-earning assets increased to 5.9% in fiscal 2005 from 5.5% in fiscal 2004, and was just slightly below the 6.0% in fiscal 2003.

During fiscal 2005, we increased our net income by $1,931,000, or 20.6%, to nearly $11.3 million, up from $9.4 million in fiscal 2004 due primarily to a $5.1 million increase in net interest income. That increase was primarily attributable to:

•	An increase in the volume of loans as compared to 2004;

•	The increases in interest rates implemented during 2005; and

•	An increase in non-interest bearing demand and lower interest bearing savings and money market deposits, and a decline in higher interest-bearing time deposits, in each case relative to total deposits, which partially offset the effects of an increase in the volume of total deposits and increasing rates of interest paid on interest-bearing deposits.

As the following table indicates, net earnings for 2005 represented a return on average assets of 1.42% and a return on average equity of 16.84%, compared to 1.25% and 15.05%, respectively, for 2004.

	Year Ended December 31,
	2005	2004	2003
Return on Assets	1.42%	1.25%	1.29%
Return on Equity	16.84%	15.05%	14.35%
Dividend Payout Ratio	42.11%	51.80%	53.54%
Equity to Asset Ratio	8.41%	8.33%	8.99%

Proposed Merger of Foothill with and into First Community Bancorp

On December 14, 2005, Foothill and First Community Bancorp (“First Community”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Foothill will be acquired by and merged into First Community. Pursuant to that Merger Agreement, (i) First Community will be the surviving corporation and the Company will cease to exist; and (ii) Foothill’s stockholders will become shareholders of First Community and will receive a number, ranging from between approximately 0.4421 to 0.5685, of a share of First Community common stock, for each of their Foothill shares, with the exact number of First Community shares within that range to be determined on the basis of the average closing price of First Community’s shares for the 15 trading days ending two trading days prior to the consummation of the merger. The average per share closing price of First Community’s shares, for the 15 trading days ended March 14, 2006, was $60.15.

Foothill and First Community entered into the Merger Agreement with the expectation that the Merger would, among other things:

•	enable the combined companies to achieve greater cost savings and operating efficiencies.

•	provide Foothill’s and First Community’s shareholders with the opportunity to participate in a combined company that would have better future prospects than either of them would be likely to achieve on a stand-alone basis, including a more diversified customer base and, hence, more diversified revenue sources.

•	create a more competitive commercial banking institution, particularly in terms of the ability of the combined company to offer a greater range of services and products to its customers and to access financial resources and the capital markets.

Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the businesses of First Community and Foothill are integrated in an efficient and effective manner, as well as general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy and could have an adverse effect on the combined company’s business, financial condition, operating results and prospects and the trading prices of First Community’s common stock.

The Merger Agreement has been unanimously approved by Foothill’s board of directors and First Community’s board of directors. However, completion of the Merger depends on a number of conditions being met. Those conditions, among others, include: (i) approval of the merger by Foothill’s stockholders and First Community’s shareholders; (ii) the receipt of required bank regulatory approvals without the imposition of materially adverse or harmful restrictions or conditions; (iii) receipt of consents from certain third parties under contracts to which Foothill or the Bank is a party; and (iv) Foothill having an adjusted total stockholders’ equity and allowance for loan losses of not less than a combined $72.7 million as of the last business day of the month immediately preceding closing of the merger. As of December 31, 2005, the sum of Foothill’s stockholders’ equity and allowance for loan losses totaled approximately $75.3 million. It is currently expected that, if the conditions to the Merger are met without any unanticipated delays, consummation of the Merger will take place in the second quarter of 2006. Failure to meet any of the conditions to the Merger could result in a termination of the Merger Agreement.

The Merger Agreement permits Foothill’s board of directors to consider and negotiate the terms of any unsolicited proposal to acquire Foothill that might be received from another prospective purchaser at any time prior to the holding of the meeting of Foothill’s stockholders to approve the Merger, if Foothill’s board of directors determines that the proposal is superior, from a financial standpoint, to the Merger. Foothill’s Board also may accept and Foothill may enter into an agreement providing for consummation of the transaction contemplated by such a proposal, provided that Foothill (i) terminates the Merger Agreement with First Community, and (ii) pays a termination fee of $7.05 million to First Community. No such unsolicited proposals have been received by Foothill.

The Merger Agreement contains certain termination rights for both First Community and Foothill, and further provides that, upon termination of the Merger Agreement under certain circumstances, such as due to a breach of the Merger Agreement by Foothill or the approval by Foothill’s board of directors of a financially superior third party acquisition proposal, Foothill may be required to pay First Community a termination fee of $7.05 million.

RESULTS OF OPERATIONS

Years ended December 31, 2005 and 2004

Net Interest Income. The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, respectively, our interest income and interest expense and our net interest income (in thousands of dollars) and the net yields on average earning assets during those periods:

	Year Ended December 31,
	2005	2004	2003
Total interest income(1)(2)	$43,523	$37,456	$35,993
Total interest expense(3)	$5,479	$4,467	$4,283
Net interest income (1)(2)	$38,044	$32,989	$31,710
Net average earning assets(2)	$740,995	$687,238	$602,457
Net yield on average earning assets(1)(2)(4)	5.1%	4.8%	5.3%
Net yield on average earning assets, excluding loan fees (1) (2)	4.9%	4.6%	4.8%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 35.5 percent for 2005, 35.6 percent for 2004 and 35.9 percent for 2003. Net yield on average assets excludes loan fees.

(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $5,030,000 in 2005, $4,975,000 in 2004 and $4,711,000 in 2003. Loan fees of $1,539,000 in 2005, $1,456,000 in 2004 and $2,581,000 in 2003, are included in interest income. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans has been excluded. There was one non-accruing loan of $113,000 (0.02% of total loans outstanding) at December 31, 2005, one non-accruing loan of $127,000 (0.02% of total loans outstanding) at December 31, 2004, and three non-accruing loans totaling $608,000 (0.1% of total loans outstanding) at December 31, 2003.

(3)	Includes savings, money market deposit accounts and time certificates of deposit.

(4)	Net yields were determined inclusive of loan fees.

Increase in interest income. The increase in interest income in fiscal 2005 was primarily attributable to the following factors (set forth in the order of their importance in terms of their effect on interest income):

•	increases in loan volume;

•	increases in interest rates; and

•	an increase in loan prepayment fees, due to refinancings of mortgage loans, or mortgage loan payoffs on sales of real properties, by borrowers who chose to take advantage of declining interest rates or increasing property values in our markets.

Although these mortgage loan refinancings and payoffs generated increased fee income that helped to increase our interest income in 2005, they could have the effect of reducing average yields on outstanding loans and, therefore, our net interest margin in future periods, because the loans that were refinanced or repaid generally bore interest at higher rates than the other loans in our loan portfolio.

Increase in interest expense. The increase in interest expense was primarily attributable to the increase in the rates of interest paid on interest bearing deposits and, to a lesser extent, to the increase in the average volume of interest bearing checking, savings and money market deposits, partially offset by a decline in time deposits which bear higher rates of interest.

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

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets:
Investment Securities
U.S. Treasury	$5,001	$151	3.0%	$863	$18	2.1%	$555	$17	3.1%
U.S. Government Agencies	167,747	5,608	3.3	139,477	4,365	3.1	95,771	2,973	3.1
Municipal Securities(1)	17,582	1,140	6.5	15,345	1,023	6.7	7,992	600	7.5
Other Securities	6,114	309	5.1	4,779	184	3.9	3,127	100	3.2

Total Investment Securities	196,444	7,208	3.7	160,464	5,590	3.5	107,445	3,690	3.4
Federal Funds Sold	27,942	878	3.1	46,176	653	1.4	34,370	359	1.0
Due from Banks – Time	3,820	96	2.5	7,934	136	1.7	8,320	122	1.5
Loans(2)	512,514	35,318	6.9	472,250	31,045	6.6	451,351	31,742	7.0
Lease Financing(1)	275	23	8.4	414	32	7.7	971	80	8.2

Total Interest-Earning Assets(1)	$740,995	$43,523	5.9%	$687,238	$37,456	5.5%	$602,457	$35,993	6.0%

Interest Bearing Liabilities:
Domestic Deposits & Borrowed Funds:
Savings Deposits(3)	$361,271	$3,570	1.0%	$351,309	$3,226	0.9%	$288,756	$2,585	0.9%
Time Deposits	69,167	1,114	1.6	70,801	847	1.2	80,612	1,325	1.6
Short-Term borrowings	7,427	250	3.4	—	—	0.0	—	—	0.0
Long-Term borrowings	8,248	545	6.6	8,248	394	4.8	8,248	373	4.5

Total Interest-Bearing Liabilities	$446,113	$5,479	1.2%	$430,358	$4,467	1.0%	$377,616	$4,283	1.1%

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities and leases using tax rates that approximate 35.5% for 2005, 35.6% for 2004 and 35.9% for 2003.

(2)	Loans, net of unearned discount, do not reflect average reserves for possible loan losses of $5,030,000 in 2005, $4,975,000 in 2004, and $4,711,000 in 2003. Loan fees of $1,539,000 in 2005, $1,455,000 in 2004, $2,582,000 in 2003 are included in interest income. Average loan balances include loans placed on non-accrual status during the periods presented, but interest on such loans has been excluded. There was one non-accruing loan of $113,000 (0.020% of total loans outstanding) at December 31, 2005, one non-accruing loan of $127,000 (0.023% of total loans outstanding) at December 31, 2004 and three non-accruing loans totaling $608,000 (0.1% of total loans outstanding) at December 31, 2003.

(3)	Includes NOW and Money Market Deposit Accounts.

Net Interest Margin, Rate Sensitivity and Market Risk.

Net Interest Margin and Rate Sensitivity. Net interest margin, which is tax adjusted net interest income expressed as a percentage of average interest earning assets, is a principal determinant of net interest income.

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

Impact of Changes in the Mix of Earning Assets and in the Mix of Interest Bearing Liabilities. The increase in net interest income in 2005 was due primarily to (i) an increase in the average volume of our outstanding loans, which we believe was attributable principally to marketing programs conducted in 2005, (ii) an increase in the average volume of investment securities, funded, in part, from reductions in other, lower yielding, earning assets, (iii) increases in yields earned on loans and investment securities, and (iv) a reduction in the volume of our higher-priced time deposits that resulted from a decision we made to allow some of those deposits to “run off” rather than to seek their renewal.

The following table sets forth changes in interest earned, including loan fees, and interest paid in each of the years ended December 31, 2005 and 2004 and the extent to which those changes were attributable to changes in the volume or changes in the mix of interest-earning assets and changes in the volume or changes in the mix of interest-bearing liabilities. Changes in interest earned and interest paid due both to rate and volume changes have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each category. (Amounts are in thousands).

	Investment Securities
Interest Earned On	Taxable	Non-Taxable (1)	Federal Funds Sold	Loans (1)		Direct Lease Financing(1)	Time Deposits	Total
2005 compared to 2004:
Increase (decrease) due to:
Volume Changes	$139	$217	$(335)	$2,729		$(12)	$(88)	$2,650
Rate Changes	1,362	(100)	560	1,544	(2)	3	48	3,417

Net Increase (Decrease)	$1,501	$117	$225	$4,273		$(9)	$(40)	$6,067

2004 compared to 2003
Increase (decrease) due to:
Volume Changes	$430	$923	$145	$1,430		$(43)	$(6)	$2,879
Rate Changes	1,047	(500)	149	(2,127	)(2)	(5)	20	(1,416)

Net Increase (Decrease)	$1,477	$423	$294	$(697)		$(48)	$14	$1,463

Interest Paid On:	Savings Deposits	Other Time Deposits	Long Term Borrowings (3)	Short Term Borrowings	Total
2005 compared to 2004:
Increase (decrease) due to:
Volume Changes	$93	$(20)	$—	$250	$323
Rate Changes	251	287	151	—	689

Net Increase (Decrease)	$344	$267	$151	$250	$1,012

2004 compared to 2003:
Increase (decrease) due to:
Volume Changes	$573	$(147)	$—	$—	$426
Rate Changes	68	(331)	21	—	(242)

Net Increase (Decrease)	$641	$(478)	$21	$—	$184

(1)	Interest income includes the effects of tax equivalent adjustments on tax exempt securities, loans and leases using tax rates which approximate 35.5% for 2005 and 35.6% for 2004.

(2)	Includes an increase in loan fees of $84,000 in 2005 and a decrease in loan fees of $1,126,000 in 2004.

(3)

Long term borrowings in 2005, 2004 and 2003 consist of junior subordinated debentures issued in December 2002. Those debentures mature in 30 years and bear interest at a rate equal to the three-month LIBOR (London

Inter Bank Offered Rate) rate plus 3.25% The interest rate on those borrowings in effect at December 31, 2005 was 7.77%.

Impact on Net Interest Margins of the Mix of Fixed and Variable Rate Loans. As a general rule, in an interest rate environment characterized by declining market rates of interest, which occurred during the period from 2001 to mid-2004, a bank with a relatively high percentage of variable rate loans would experience a decline in net interest margins because such loans would have “repriced” automatically when market rates of interest declined. By contrast, as a general rule, a bank with a large proportion of fixed rates loans would have experienced an increase in net interest margins, because (i) the interest rates on those fixed rate loans would not have declined in response to declines in market rates of interest (although such declines might eventually have resulted in early prepayments of some of those loans by borrowers seeking to refinance at lower rates of interest), and (ii) the interest paid on its deposits would have declined. In a period of increasing interest rates, such as has occurred during the period from July 2004 to the present, however, the interest margin of banks with a high proportion of fixed rate loans generally will suffer because they will be unable to “reprice” those loans to fully offset the increase in the rates of interest they must offer to retain maturing time deposits and attract new deposits. A bank with a higher proportion of variable loans in an environment of increasing market rates of interest will, on the other hand, generally be able to offset more fully the impact of rising rates of interest on the amounts they must pay to retain existing and attract new deposits.

The following table sets forth the maturities of our loans, and the mix of fixed and variable rate loans, as of December 31, 2005 (in thousands):

	Maturing
	Within One Year	One to Five Years	After Five Years	Total
Total fixed rate loans	$9,087	$41,638	$333,865	$384,590
Total variable rate loans	33,223	26,105	109,359	168,687

Total	$42,310	$67,743	$443,224	$553,277

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

The average amounts (in thousands) of and the average rates paid on our deposits, by type, in the year ended December 31, 2005 are summarized below:

	Year Ended December 31, 2005
	Average Balance	Average Rate
Noninterest bearing demand deposits	$278,167	0.0%
Savings Deposits(1)	361,271	1.0%
Time Deposits(2)	69,167	1.6%

Total Deposits	$708,605	0.7%

Market Risk and Net Interest Margin in 2005 and 2004. As demonstrated by the impact of the reductions in market rates of interest during the three year period that ended in July 2004, our net interest margin and, therefore, our net interest income and net earnings are affected by changes in market rates of interest (which we sometimes refer to as “market risk”). We attempt to reduce our exposure to market risk associated with interest rate fluctuations by seeking (i) to attract and maintain a significant volume of demand and savings deposits that are not as sensitive to interest rate fluctuations or as costly as are time deposits, (ii) to match opportunities to “reprice” interest earning assets and interest bearing liabilities in response to changes in market rates of interest, and (iii) to change the mix of interest earning assets and interest bearing liabilities in a manner that is designed to achieve increases in net interest income.

In an effort to counteract the downward pressure on net interest margin, during the past year we have (i) continued sales and marketing programs that are designed to increase the volume of our loans, on which yields are higher than other earning assets, (ii) continued marketing programs designed to attract lower cost and less volatile core deposits while allowing higher priced deposits to “run-off,” in order to reduce our interest expense; and (iii) continued a loan repricing policy, first implemented in 2003, which places an interest rate “floor,” currently at 4.59%, that is applicable to all new variable interest rate loans that we make. There is also an interest “cap” on these loans, which is currently at 8.99%.

As a result of these measures, at December 31, 2005:

•	the volume of outstanding loans was $47.0 million, or 9.3%, greater than at December 31, 2004;

•	the volume of demand and savings deposits was $15.5 million, or 3.6%, greater than at December 31, 2004,

•	the volume of demand, savings and money market deposits represented 91% of total deposits as compared to 89% at December 31, 2004; and

•	time deposits (including those in denominations of $100,000 or more) represented 9%, of total deposits, as compared to 11% at December 31, 2004.

Because of these measures, our net interest margin (that is, tax-adjusted net interest income stated as a percentage of average interest-earning assets) was 5.14% for the year ended December 31, 2005, compared to 4.80% for the year ended December 31, 2004. That increase was primarily due to the increases in market rates of interest during 2005. We believe that our net interest margin continues to exceed the average net interest margin for California-based, publicly traded banks and bank holding companies with assets ranging from $500 million-to-$1 billion (Peer Group Banks), primarily because we have been able to maintain the ratio of demand and savings deposits to total deposits at a higher level than that of the Peer Group Banks and to increase the volume of our loans which generate higher yields than do our other interest earning assets.

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

Provision for Loan and Lease Losses. Like virtually all banking organizations, we follow the practice of maintaining an allowance or a reserve (the Loan Loss Reserve) for possible losses on loans and leases that occur from time to time as an incidental part of the banking business. When it is determined that payment in full of a loan has become unlikely, the carrying value of the loan is reduced to what we estimate is its realizable value. This reduction, which is referred to as a loan “charge-off” or “write-down,” is charged against and, to that extent, reduces the amount of our Loan Loss Reserve. We also periodically increase the Loan Loss Reserve (i) to replenish that Reserve after it has been reduced due to loan charge-offs, (ii) to reflect changes in the volume of our outstanding loans, and (iii) to take account of increases in the risk of potential losses, which can occur due to a deterioration in the condition of borrowers or in the value of the property or other assets securing non-performing loans, or due to adverse changes in national or local economic conditions. Those increases and additions are made through a charge against income referred to as the “provision for loan and lease losses.” Recoveries of loans previously charged-off are added back to and, to that extent, increase the Loan Loss Reserve and, therefore, may reduce the amount of the provision that we would need to make to maintain the Loan Loss Reserve at a level that we believe to be adequate.

We employ economic models that are based on bank regulatory guidelines, industry standards and historical experience, to evaluate and determine the adequacy of our Loan Loss Reserve and, therefore, also the amount of the provision that we make for potential loan losses. However, those determinations involve judgments or forecasts about existing economic trends and future economic and market conditions, and about the impact those trends and conditions may have on the ability of borrowers to repay their loans. Those judgments and forecasts are subject to risks and uncertainties over which we have no control. As a result, actual trends or future conditions and their effects on the performance of our loan portfolio may differ, possibly significantly, from those anticipated by us at the time we make judgments about the adequacy of our Loan Loss Reserve and the need to make additional provisions for potential loan losses. Additionally, the actual performance of our portfolio of loans in the future also can be affected by unanticipated events or conditions that might affect our particular service areas, such as earthquakes or other natural disasters. See the discussion of “Risk Factors” in Item 1A of this report and under the caption “Critical Accounting Policies” above in this Item 7. If conditions or circumstances change from those that were expected at the time those judgments or forecasts were made, it could become necessary to increase the Loan Loss Reserve by making additional provisions for loan losses that would adversely affect our operating results. Additionally, to the extent those conditions or events were to result in loan charge-offs, the total amount of our reported loans would decline as well.

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

The following table sets forth an analysis of our loan loss experience, by category, for the past three years (with dollars in thousands).

	Year Ended December 31,
	2005	2004	2003
Average amount of loans and leases outstanding(1)	$512,789	$472,664	$452,322

Loan and lease loss reserve at beginning of year	5,016	4,947	4,619

Charge-Offs – Domestic Loans(2):
Commercial, financial and agricultural	(37)	(74)	—
Real Estate-construction	—	—	—
Real Estate-mortgage	—	—	(25)
Consumer	(11)	(15)	(46)
Lease Financing	—	—	(12)
Other	—	—	—

Total Charge-Offs	(48)	(89)	(83)
Recoveries – Domestic Loans(2):
Commercial, financial and agricultural	82	126	62
Real Estate-construction	—	—	—
Real Estate-mortgage	—	26	—
Consumer	12	6	1

Total Recoveries	94	158	63

Net Recoveries (Net Charge-Offs)	46	69	(20)
Additions charged to operations	—	—	348

Loan and lease loss reserve – balance at end of year	$5,062	$5,016	$4,947

Ratios:
Net charge-offs to average loans/leases outstanding during the year	(0.009)%	(0.015)%	0.004%
Loan loss reserve to total gross loans	0.91%	1.00%	1.08%
Net loan charge-offs to loan loss reserve	(0.91)%	(1.38)%	0.40%
Net loan charge-offs to provision for loan losses	0.00%	0.00%	5.75%
Loan loss reserve to non-performing loans	4,479.6%	3949.61%	813.65%

(1)	Net of unearned discount.
(2)	We do not have any loans outstanding to borrowers in foreign countries and therefore there are no foreign loan charge-offs or recoveries to report for any of the periods presented in the table above.

We decided not to make any provisions for potential loan losses during 2005 or 2004. That decision, in both 2005 and 2004, was based on our review of the quality of our loans, our historical loan loss experience in the prior two years during which loan losses were immaterial despite difficult economic conditions, and our forecasts of economic and market trends, all of which led us to conclude that our Loan Loss Reserve remained adequate to cover possible future loan losses. At December 31, 2005 the Loan Loss Reserve was approximately $5,062,000 or 0.91% of total loans and leases outstanding, compared to approximately $5,016,000 or 1.00% of total loans and leases outstanding at December 31, 2004.

At December 31, 2005, non-performing loans (which consist primarily of loans for which there have been no payments of principal or interest for more than 90 days) totaled $113,000, or 0.02% of total loans then outstanding, compared to $127,000, or 0.02%, of total loans outstanding at December 31, 2004 and $608,000, or 0.1% of total loans outstanding at December 31, 2003. As a result of that improvement, the ratio of our Loan Loss Reserve to non-performing loans improved to 4,479.6% at December 31, 2005, as compared to 3,949.61% and 813.65% at December 31, 2004 and 2003, respectively.

Non-Interest Income. The following table identifies the components of and the percentage changes in non-interest income in 2005 as compared to 2004.

	Year Ended December 31,		% Increase (Decrease)
	2005	2004	2005 vs. 2004
	(Dollars in thousands)
Non–Interest Income
Services fees	$4,166	$4,999	(16.7)%
Gain on sale of SBA loans	13	5	160.0%
Other	955	581	64.4%

	$5,134	$5,585	(8.1)%

The decrease in non-interest income was primarily attributable to decreases in transaction fees and service charges collected on deposits and other banking transactions as compared to 2004. These decreases in fees were primarily attributable to increases in deposit balances maintained with us by our customers because, as a general rule, the deposit and some of the service fees we charge decline as deposit balances increase. Additionally, we experienced a decline in the number of checks returned to us for insufficient funds, which resulted in a decrease in fees charged customers when their checks are returned for this reason. We believe that this decline also was due to the increases in checking account deposit balances and improved economic conditions in our markets.

Non-Interest Expense. Non-interest expense (also sometimes referred to as “other expense”) consists primarily of (i) salaries and other employee expenses, (ii) occupancy and furniture and equipment expenses, and (iii) other operating and miscellaneous expenses, such as insurance premiums, marketing expenses, data processing costs, professional fees and provisions made to establish contingency reserves.

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

Set forth below is information regarding non-interest expense incurred by us in the years ended December 31, 2005 and 2004:

	Year Ended December 31,		% Increase (Decrease)
	2005	2004	2005 vs. 2004
	(Dollars in thousands)
Non Interest Expenses
Salaries and employee benefits	$11,705	$11,697	0.1%
Net occupancy expense of premises	2,710	2,631	3.0%
Furniture and equipment expenses	1,707	1,665	2.5%
Other expenses	9,150	7,617	20.1%

	$25,272	$23,610	7.0%

Efficiency Ratio	59.3%	63.0%

As the table above indicates, non-interest expense increased by $1.7 million, or 7.0%, in 2005, as compared to 2004. However, our net interest income increased by nearly $5.1 million, or 15.6%, in 2005 and, as a result, we were able to improve our efficiency ratio to 59.3% in 2005 from 63.0% in 2004. The efficiency ratio is, basically, the ratio of non-interest expense (adjusted to exclude non-recurring expenses) to the sum of net interest income and non-interest income (as adjusted to exclude any non-recurring income).

Income Taxes. The following table sets forth comparative information regarding the provisions that we made for income taxes and our effective income tax rates for the periods ended December 31, 2005 2004 and 2003, respectively:

	2005	2004	2003
Income before income taxes	$17,498	$14,538	$13,147
Provision for income taxes	$6,212	$5,183	$4,726
Effective tax rate	35.5%	35.7%	36.0%

The increase in the provision for income taxes was primarily the result of the increases in our pre-tax income. As discussed above, under the caption “Critical Accounting Policies” our effective income tax rates reflect the beneficial impact of our ability to use certain income tax benefits available under state and federal income tax laws.

FINANCIAL CONDITION

Total Assets. Our total assets increased during 2005 by approximately $11.8 million, or 1.5%, to $798.7 million at December 31, 2005 from $789.9 million at December 31, 2004. Contributing to the growth of our assets in 2005 was an increase of $47.0 million, or 9.3%, in outstanding loans. That increase was funded primarily by a decrease of $15.1 million, or 7.8%, in our investment portfolio late in 2005 and a decrease of $23.4 million, or 80.1%, in federal funds sold.

The following tale sets forth the dollar amounts (in thousands) of our interest earning assets at December 31:

	2005	2004
	(In thousands)
Federal funds sold and overnight repurchase agreements	$5,500	$28,900
Interest-bearing deposits in other financial institutions	1,287	9,803
Investment securities held-to-maturity	7,364	7,980
Investment securities available-for-sale	172,064	186,575
Total loans, net	547,425	500,607

Loans

Types of Loans. Set forth below is information regarding the volume of our loans, by type or category of loan, at December 31:

	2005	2004	2003	2002	2001
	(In thousands)
Types of Loans:
Commercial, financial and agricultural	$32,682	$40,287	$44,855	$44,136	$48,077
Real Estate construction	30,533	15,326	27,077	34,492	16,091
Real Estate mortgage	487,095	445,769	381,563	357,707	337,626
Consumer	1,819	3,101	3,816	4,073	4,718
Lease Financing	199	341	528	1,211	1,360
All other (including overdrafts)	949	1,251	2,263	508	626

Subtotal:	$553,277	$503,075	$460,102	$442,127	$408,498
Less:
Unearned Discount	(790)	(452)	(54)	(67)	(92)
Reserve for loan and lease losses	(5,062)	(5,016)	(4,947)	(4,619)	(4,206)

Total	$547,425	$500,607	$455,101	$437,441	$404,200

Loan Maturities. The maturities of our loans, as of December 31, 2005, presented by type or category of loan, is set forth below (in thousands):

	Maturing
	Within One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$13,827	$10,473	$8,382	$32,682
Real Estate construction	13,074	7,276	10,183	30,533
Real Estate mortgage	13,754	48,783	424,558	487,095
Consumer	1,266	452	101	1,819
Lease Financing	—	199	—	199
All other	389	560	—	949

Total	$42,310	$67,743	$443,224	$553,277

Information Regarding Non-Performing Loans. The table which follows sets forth, as of the end of each of the years in the five year period ended December 31, 2005, the amounts (in thousands of dollars) of the Bank’s loans (i) that were more than 90 days past due, (ii) as to which the terms of payment had been renegotiated (referred to as “troubled debt restructurings”), or (iii) that had been placed on non-accrual status.

	At December 31,
	2005	2004	2003	2002	2001
Loans More Than 90 Days Past Due(1):
Aggregate Loan Amounts:
Commercial	$24	$9	$—	$—	$34
Real Estate	—	—	120	—	—
Consumer	—	1	—	5	—
Aggregate Leases	—	—	—	—	—
Troubled Debt Restructurings(2)	—	—	18	1,096	1,178
Non-Accrual Loans(3)	113	127	608	1,455	2,717

	$137	$137	$746	$2,556	$3,929

(1)	Reflects loans for which there has been no payment of interest and/or principal for 90 days or more.

(2)	The terms of the restructured loans did not involve any interest deferrals, and the amounts of interest collected in 2003, 2002, and 2001 were those required to have been paid in accordance with the original terms of those loans.

(3)	There was one loan on non-accrual status at December 31, 2005, one loan on non-accrual status at December 31, 2004, three loans at December 31, 2003, four loans at December 31, 2002, and six loans at December 31, 2001. The interest amounts that would have been collected on these loans had they remained current in accordance with their original terms were $-0- in 2005 and 2004, $90,000 in 2003, $117,000 in 2002, and $197,000 in 2001.

Deposits. During 2005 we again conducted programs that enabled us to increase deposits to provide additional funds that we used to grow our loan portfolio. Set forth below are the average amounts (in thousands of dollars) of, and the average rates paid on, deposits in each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$278,167	—	$248,386	—	$212,278	—
Savings deposits(1)	361,271	0.99%	351,309	0.92%	288,756	0.89%
Time deposits(2)	69,167	1.61%	70,801	1.20%	80,612	1.64%

Total deposits	$708,605	0.66%	$670,496	0.61%	$581,646	0.67%

(1)	Includes NOW and Money Market Deposit Accounts.

(2)	Includes time certificates of deposit in denominations greater than and less than $100,000.

As indicated in the above table, in 2005 the average volume of deposits increased by $38.1 million, or 5.7%, as compared to the volume of deposits in 2004. Contributing to that increase was an increase of $39.7 million, or 6.6%, in the volume of our average core deposits, made up of demand deposits, which do not bear interest, and savings and money market deposits, on which we pay lower rates of interests than on time deposits. At the same time, during 2005 we reduced the average volume of time deposits (including those in denominations of $100,000 or more) by $1.6 million, or 2.3%. As a result, our core demand, savings and money market deposits represented 91.0% of total deposits at the end of 2005 as compared to 89.0% at the end of 2004, with time deposits (including those in denominations of $100,000 or more) representing 9.0% of total deposits in 2005 as compared to 11.0% in 2004.

Liquidity Management. We have established liquidity management policies which are designed to achieve a matching of sources and uses of funds in order to enable us to fund our customers’ requirements for loans and for deposit withdrawals. In accordance with those policies, we maintain a number of short-term sources of funds to meet periodic increases in loan demand and deposit withdrawals and maturities. At December 31, 2005, the principal sources of liquidity consisted of $32.2 million in cash and demand balances due from other banks and $5.5 million of Federal funds sold which, together, totaled $37.7 million. Other sources of liquidity include $162.9 million in securities available for sale, of which approximately $38.8 million mature within one year; $1.8 million in securities held to maturity which mature within one year; and $1.3 million in interest-bearing deposits at other financial institutions, which mature in 6 months or less. In addition, substantially all of the Bank’s installment loans and leases, the amount of which aggregated $1.5 million at December 31, 2005, require regular installment payments from customers, providing us with a steady flow of internally generated cash.

We also have a revolving line of credit from the Federal Home Loan Bank, under which available borrowings totaled $47.5 million, and outstanding short-term borrowings by us totaled $42.0 million, as of December 31, 2005. As of March 14, 2006, those outstanding borrowings had been reduced to $10.0 million. We also have obtained an increase in the line of credit to $75,654,000. Borrowings under that credit line are secured by a pledge of some of our outstanding loans.

We also have established loan facilities that would enable us to borrow up to $18 million of Federal funds from other banks and we have an account with the Federal Reserve Bank of San Francisco that will also allow us to borrow at its discount window should the need arise. Finally, if necessary, we could obtain additional cash by selling time certificates of deposit into the “CD” market. However, as a general rule, it has been and continues to be our policy to make use of borrowings under the line of credit or loan facilities to fund short-term cash requirements, before selling securities or reducing deposit balances at other banks and before selling time certificates of deposit.

Cash Flows.

Net Cash Provided by Operations. During the year ended December 31, 2005 operations generated net cash of $11.2 million as compared to $9.4 million in the year ended December 31, 2004. This increase was primarily attributable to a $6.0 million increase in interest and fee income generated by our interest-earning assets, partially offset by $3.1 million in cash outflows from operations, principally interest paid on interest-bearing deposits and cash paid to fund employee compensation expense and accounts payable.

Net Cash Used in Investment Activities. In 2005, we used cash of approximately $27.9 million for investment activities, consisting primarily of increases in loan volume, that were funded primarily by sales of lower yielding held-for-sale securities, funds from short-term borrowings, and decreases in the amount of deposits held at other banks.

Net Cash Provided by Financing Activities. In 2005, financing activities provided cash of $42.0 million, consisting primarily of short-term borrowing and, to a much lesser extent, proceeds from the exercise of employee stock options, which was substantially offset by a $36.2 million decrease in deposits, resulting in net cash from financing activities of $1.9 million. By comparison, financing activities, consisting primarily of an $97.1 million increase in deposits, generated net cash of $92.3 million in 2004.

Contractual Obligations.

Set forth below is information regarding our material contractual obligations as of December 31, 2005:

Operating Lease Obligations. As of December 31, 2005, the amounts of our future minimum payment obligations (stated in thousands) under real property and equipment leases were:

Year:	Amount
2006	$1,173
2007	1,109
2008	974
2009	907
2010	609
Thereafter	1,740

Total	$6,512

Maturing Time Certificates Of Deposits. Set forth below is a maturity schedule, as of December 31, 2005, of domestic time certificates of deposit of $100,000 or more (with amounts stated in thousands):

At December 31, 2005
Three Months or Less	$23,503
Over Three through Six Months	3,874
Over Six through Twelve Months	3,796
Over Twelve Months	1,139

Total	$32,312

Based on our historical experience, we believe that at least 80% of these time certificates of deposit will be renewed by depositors, unless we decide to reduce the volume of such deposits by reducing the interest rates we will pay to maintain them.

Junior Subordinated Debentures. Pursuant to rulings of the Federal Reserve Board, bank holding companies have been permitted to issue long term subordinated debt instruments that will, subject to certain conditions, qualify as, and augment, capital for regulatory purposes. Pursuant to those rulings, in December of 2002 we established a grantor trust, of which we own all of the common securities, and that grantor trust issued and sold $8,000,000 of trust preferred securities to an institutional investor as part of a pooled securitization transaction by that investor. The net proceed from the sale of the trust preferred securities were paid to us in exchange for our issuance to the trust of $8,248,000 principal amount of floating rate junior subordinated deferrable interest debentures due in 2032 (the “Debentures”). The payment terms of the Junior Subordinated Debentures correspond to the payment terms of the trust preferred securities and payments on the Debentures have been and in the future will be used to make payments that come due to the institutional investor on the trust preferred securities. The Debentures also have been pledged as security for the payment of the amounts due in respect of the trust preferred securities.

The Debentures are subordinated to all of our existing and future borrowings and mature on December 26, 2032; but are redeemable, at par, at our option beginning December 26, 2007. We are required to make quarterly interest payments on these Debentures at an interest rate which, as of December 26, 2005, was 3.25% above the three-month LIBOR Rate (London Inter Bank Offered Rate). The interest rate resets quarterly and the interest rate on the Debentures for the three-month period ending March 25, 2006 is 7.77%.

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

During the second quarter of 2003, we used $4 million of the net proceeds from the issuance of the Debentures to purchase Bank-owned life insurance policies on key management employees of the Bank, with the Bank as the beneficiary under such policies. The purposes of bank-owned life insurance (commonly known in the banking industry as “BOLI”) are (i) to enable the Bank to offer employee retirement and benefit plans designed to attract and retain key management employees, by providing the Bank with a source of funds (primarily from the cash surrender value of such policies) that the Bank can use to pay benefits under those plans, and (ii) to protect the Bank against the costs or losses that could occur as a result of the death of any key management employee. The remainder of the proceeds from the issuance of the Debentures will be used to fund the continued growth of the Bank and may also be used to repurchase our common stock under our stock repurchase plan.

Deferred Compensation Obligations. We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating management employees may defer compensation, in return for which those employees will receive certain payments upon retirement, death, or disability, consisting of payments for 10 years commencing upon retirement or reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2005, our aggregate payment obligations under this plan totaled $4.5 million. Based on the age of the participants in this plan, it is our current expectation that this amount would be paid over a period that should range from the year 2006 to the year 2021. In order to provide funds to pay these benefits, we purchased life insurance policies on the participants in this plan, the cash surrender values or death benefits of which are designed to cover the payments that we will become obligated to make to plan participants.

Supplemental Executive Retirement Plan. We maintain a nonqualified, unfunded supplemental executive retirement plan for certain key management personnel. Under this plan, participating employees are eligible to receive 40% of their final average monthly salary upon reaching 65 years of age and completing 10 years of service with the Bank. This plan provides for payments for 15 years commencing upon retirement. At December 31, 2005, our aggregate payment obligations under this plan totaled $8.3 million. Based on the age of the participants in this plan, it is our current expectation that this amount would be paid over a period that should range from 2010 to 2049. In order to provide funds to pay these benefits, we have purchased life insurance policies on a group of employees of the Bank, the cash surrender values or death benefits of which are designed to cover the payments that we will become obligated to make to plan participants.

Loan Commitments and Standby Letters of Credit. In the ordinary course of business we make commitments to extend credit and issue standby commercial letters of credit to or for our customers. At December 31, 2005 and 2004, contractual commitments to extend credit to customers totaled $69.2 million and $53.9 million, respectively, and obligations under standby letters of credit totaled $1.1 and $3.0 million, respectively, at the end of each of those years.

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

CAPITAL RESOURCES AND DIVIDENDS

It has been and continues to be the objective of our Board of Directors to retain earnings that are needed to meet capital requirements under applicable government regulations and to support the continuing growth of our banking franchise. At the same time, it is the policy of the Board of Directors to pay cash dividends if earnings exceed the amounts the Board deems to be necessary to meet that objective. Pursuant to that policy, we have paid regular quarterly cash dividends to our stockholders since September of 1999 and, in January of 2006, the Board of Directors declared a $0.15 per share cash dividend, which was the 26th consecutive quarterly cash dividend declared since the current dividend policy was adopted. We expect that, if our Merger with and into First Community Bancorp is consummated in the second quarter of 2006, we will not pay any further cash dividends.

Stock Repurchase Program. In January of 2003 the Board of Directors authorized a stock repurchase program that provided for us to repurchase up to $5,000,000 of its common stock. Repurchases may be made from time-to-time in the open market or in privately negotiated transactions when opportunities to do so at favorable prices present themselves, in compliance with Securities and Exchange Commission (SEC) guidelines. As of December 31, 2005, we had repurchased a total of 155,141 shares of our common stock under this program for an aggregate price of approximately $2,985,000. We ceased repurchases of shares under this program in December 2005, at the time we first announced Foothill’s planned merger with and into First Community Bancorp.

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

Set forth below are the minimum capital ratios that a bank must meet to be categorized as adequately capitalized and well capitalized, respectively, and the corresponding capital ratios of the Bank at December 31, 2005. The Bank has been categorized as a “well capitalized” institution by its primary federal banking agency and its Tier 1 capital and Tier 1 risk-based capital ratios exceed minimum regulatory requirements and compare favorably with those of the banks and bank holding companies in its Peer Group.

	To be Categorized by a Federal Bank Regulatory Agency as:		Foothill Independent Bank
	Adequately Capitalized	Well Capitalized	Actual
Total Capital to Risk Weighted Assets	8.0%	10.0%	13.6%
Tier 1 Capital to Risk Weighted Assets	4.0%	6.0%	12.7%
Tier 1 Capital to Average Assets (“Leverage Ratio”)	4.0%	5.0%	10.1%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The following table sets forth information concerning the interest rate sensitivity of our consolidated assets and liabilities as of December 31, 2005. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Non- Interest Bearing	Total
	(Dollars in Thousands)
Assets
Interest-bearing deposits in banks	$1,089	$198	$—	$—	$—	$1,287
Investment securities	3,948	44,461	97,903	31,368	1,748	179,428
Federal Funds Sold	5,500	—	—	—	—	5,500
Net loans	168,148	7,830	43,435	328,012	—	547,425
Noninterest-earning assets	—	—	—	—	65,066	65,066

Total assets	$178,685	$52,489	$141,338	$359,380	$66,814	$798,706

Liabilities and Stockholders’ Equity:
Noninterest-bearing deposits	$—	$—	$—	$—	$267,047	$267,047
Interest-bearing deposits	383,125	19,367	3,225	—	—	405,717
Short-term borrowings	42,000	—	—	—	—	42,000
Long-term borrowings	8,248	—	—	—	—	8,248
Other liabilities	—	—	—	—	5,424	5,4248
Stockholders’ equity	—	—	—	—	70,270	70,270

Total liabilities and stockholders equity	$433,3763	$19,367	$3,225	$—	$342,741	$798,706

Interest rate sensitivity gap	$(254,688)	$33,122	$138,113	$359,380	$(275,927)	$—

Cumulative interest rate sensitivity gap	$(254,688)	$(221,566)	$(83,453)	$275,927	$—	$—

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

As of December 31, 2005, our rate sensitive balance sheet was shown to be in a negative three-month gap position because our rate sensitive liabilities exceeded our rate sensitive assets for that period. This implies that our net interest margin would decrease in the short–term if interest rates were to rise and would increase in the short–term if interest rates were to fall. However, the extent to which our net interest margin will be impacted by changes in prevailing interests rates will depend on a number of factors, including how quickly rate sensitive assets and liabilities react to changes in interest rates, which will depend on a number of factors, including the mix of interest earning assets between loans, on the one hand, and other earning assets, on the other hand, and the mix of core and time certificates of deposit and the actions we take, in terms of changing the mix of our interest earning assets and interest bearing liabilities in response to changes in the interest rate environment. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – RESULTS OF OPERATION— Net Interest Margin, Rate Sensitivity and Market Risk”

We use a dynamic simulation model to forecast the anticipated impact of changes in market interest rates on our net interest income. That model is used to assist management in evaluating, and in determining and adjusting strategies designed to reduce, our exposure to these market risks, which may include, for example, changing the mix of earning assets or interest-bearing deposits.

	Estimated Net Interest Income Sensitivity	Market Value
Simulated Rate Changes		Assets	Liabilities
		(Dollars in thousands)
+100 basis points	(5.13)%	$750,417	$538,575
+300 basis points	(15.56)%	$717,473	$527,738
-100 basis points	4.32%	$786,724	$554,410
-300 basis points	(0.33)%	$827,582	$578,534

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Foothill Independent Bancorp and Subsidiaries

Glendora, California

We have audited the accompanying consolidated balance sheets of Foothill Independent Bancorp and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foothill Independent Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Foothill Independent Bancorp and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006, expressed an unqualified opinion thereon.

/s/ VAVRINEK, TRINE, DAY & CO., LLP

Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 14, 2006

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
	(Dollars in thousands)
ASSETS
Cash and due from banks	$32,163	$23,611
Federal funds sold and overnight Repurchase Agreements	5,500	28,900

Total Cash And Cash Equivalents	37,663	52,511
Interest-bearing deposits in other financial institutions	1,287	9,803
Investment securities held-to-maturity	7,364	7,980
Investment securities available-for-sale	172,064	186,575

Total Investments	179,428	194,555
Federal Home Loan Bank stock, at cost	4,305	3,460
Federal Reserve Bank stock, at cost	348	348
Loans, net of unearned income	552,288	505,282
Direct lease financing	199	341
Allowance for Loan Losses	(5,062)	(5,016)

Total Loans	547,425	500,607
Premises and equipment	4,471	4,815
Cash surrender value of life insurance	13,098	12,300
Deferred tax assets	3,938	3,382
Accrued interest and other assets	6,744	5,174

TOTAL ASSETS	$798,706	$786,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits	$267,047	$259,285
Savings and NOW deposits	172,648	164,947
Money market deposits	173,094	206,919
Time deposits $100,000 or over	32,312	42,060
Time deposits under $100,000	27,663	35,839

Total Deposits	672,764	709,050
Accrued employee benefits	3,774	3,446
Accrued interest and other liabilities	1,650	1,642
Short-term debt	42,000	—
Junior subordinated debentures	8,248	8,248

Total Liabilities	728,436	722,386
Commitments and Contingencies - Note #19	—	—
Stockholders’ Equity
Common Stock – authorized, 25,000,000 shares $.001 par value, issued and outstanding, 8,519,892 shares in 2005 and 6,731,631 shares in 2004	7	7
Additional paid-in capital	68,701	67,831
Retained earnings (deficit)	3,934	(2,608)
Accumulated other comprehensive loss
Net unrealized losses on available for sale securities, net of taxes of $890 in 2005 and $517 in 2004	(2,372)	(661)

Total stockholders’ equity	70,270	64,569

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$798,706	$786,955

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
	(Dollars in thousands, except per share data)
Interest Income
Interest and fees on loans	$35,318	$30,992	$31,623
Interest on Investment Securities
Taxable	6,069	4,567	3,131
Exempt from federal taxes	736	658	384
Interest on deposits	96	136	122
Interest on federal funds sold and overnight repurchase agreements	878	653	360
Lease financing income exempt from federal taxes	17	24	60

Total Interest Income	43,114	37,030	35,680
Interest Expense
Interest on savings, NOW and money market deposits	3,570	3,227	2,585
Interest on time deposits over $100,000	655	415	568
Interest on time deposits under $100,000	459	431	757
Interest on borrowings	795	394	373

Total Interest Expense	5,479	4,467	4,283

Net Interest Income	37,635	32,563	31,397
Provision for Loan Losses	—	—	(348)

Net Interest Income After Provision For Loan Losses	37,635	32,563	31,049
Non Interest Income
Services fees	4,166	4,999	5,000
Gain on sale of SBA loans	13	5	5
Other	956	581	608

	5,135	5,585	5,613
Non Interest Expenses
Salaries and employee benefits	11,705	11,697	11,822
Net occupancy expense of premises	2,711	2,631	2,496
Furniture and equipment expenses	1,707	1,665	1,537
Other expenses	9,149	7,617	7,660

	25,272	23,610	23,515

Income before income taxes	17,498	14,538	13,147
Income taxes	6,212	5,183	4,726

Net Income	$11,286	$9,355	$8,421

Earnings Per Share
Basic	$1.33	$1.11	$1.02

Diluted	$1.25	$1.05	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Stock Dividend to be Distributed	Comprehensive Income	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands)
Balance, January 1, 2003	6,032,277	$6	$43,110	$9,328	$—	$4,868	$264	$57,576
Stock dividend distributed			9,328	(9,328)				—
9% stock dividend	552,839			12,174		(12,174)		—
Cash dividend						(4,158)		(4,158)
Exercise of stock options	303,447		2,610					2,610
Common stock repurchased, cancelled and retired	(185,651)	—	—			(3,562)		(3,562)
Comprehensive income:
Net income					8,421	8,421		8,421
Net unrealized holding gains on available-for-sale securities (net of taxes of $83)					(99)		(99)	(99)

Total comprehensive income					8,322

Balance, December 31, 2003	6,702,912	6	55,048	12,174		(6,605)	165	60,788
Stock dividend distributed			12,174	(12,174)				—
Cash dividend						(4,856)		(4,856)
Exercise of stock options	53,104	1	609					610
Common stock repurchased, cancelled and retired	(24,385)					(502)		(502)
Comprehensive Income:
Net income					9,355	9,355		9,355
Net unrealized holding gains on available-for-sale securities (net of taxes of $517)					(826)		(826)	(826)

Total Comprehensive income					8,529

Balance, December 31, 2004	6,731,631	$7	$67,831	$—		$(2,608)	$(661)	$64,569
5-for-4 Stock Split	1,694,706
Cash dividend						(4,542)		(4,542)
Exercise of stock options	101,691	1	870					870
Common stock repurchased, cancelled and retired	(8,136)					(202)		(202)
Comprehensive income:
Net income					11,286	11,286		11,286
Net unrealized holding gains (losses) on available-for-sale securities (net of taxes of $890)					(1,711)		(1,711)	(1,711)

Total Comprehensive Income					$9,575

Balance, December 31, 2005	8,519,892	$7	$68,701	$—		$3,934	$(2,372)	$70,270

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
	(In thousands)
Cash Flows From Operating Activities
Interest and fees received	$42,864	$36,845	$35,000
Amortization of partnership investments	348	—	—
Service fees and other income received	4,461	4,761	880
Financing revenue received under leases	17	24	60
Interest paid	(5,177)	(4,448)	(4,342)
Cash paid to suppliers and employees	(24,808)	(22,469)	(18,031)
Income taxes paid	(6,205)	(5,306)	(4,980)

Net Cash Provided By Operating Activities	11,500	9,407	8,587

Cash Flows From Investing Activities
Proceeds from maturity and sales of available-for-sale securities	22,683	73,262	109,830
Purchase of available-for-sale securities	(11,781)	(127,637)	(175,259)
Proceeds from maturity of held-to-maturity securities	270	2,723	955
Purchase of held-to-maturity securities	—	(1,800)	(580)
Net (increase) decrease in deposits in other financial institutions	(8,516)	(2,378)	497
Net (increase) decrease in credit card and revolving credit receivables	380	294	(530)
Recoveries and deferred recoveries on loans previously written off	94	158	63
Net increase in loans	(47,454)	(46,080)	(18,375)
Net decrease in leases	142	187	683
Capital expenditures	(1,071)	(1,040)	(615)
Purchase of life insurance	—	—	(4,000)
Proceeds from sale of other real estate owned	—	—	387
Proceeds from sale of property, plant and equipment	—	33	78

Net Cash Used In Investing Activities	(28,221)	(102,278)	(86,923)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(36,253)	97,065	77,546
Net decrease in short term borrowing	42,000	—	—
Proceeds from exercise of stock options	870	610	2,610
Dividends paid	(4,542)	(4,856)	(4,158)
Stock repurchased and retired	(202)	(502)	(3,562)

Net Cash Provided By Financing Activities	1,873	92,317	72,436

Net Decrease in Cash and Cash Equivalents	(14,848)	(554)	(5,900)
Cash and Cash Equivalents, Beginning of Year	52,511	53,065	58,965

Cash and Cash Equivalents, End of Year	$37,663	$52,511	$53,065

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
	(In thousands)
Reconciliation of Net Income to Net Cash Provided By Operating Activities
Net Income	$11,286	$9,355	$8,421
Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Depreciation and amortization	1,275	1,254	979
Amortization of partnership investments	348	—	—
Provision for possible credit losses	—	—	348
(Gain) loss on sale of equipment	141	(1)	(5)
Increase in deferred taxes	(556)	(564)	(501)
Increase in taxes payable	910	441	248
Increase in other assets	(890)	(65)	(99)
Increase in interest receivable	(394)	(182)	(581)
(Increase) decrease in discounts and premiums	161	21	(39)
(Increase) decrease in prepaid expenses	(267)	(70)	55
Increase in cash surrender value of life insurance	(798)	(809)	(713)
Increase (decrease) in interest payable	301	19	(59)
Increase (decrease) in accrued expenses and other liabilities	(17)	8	533

Total Adjustments	214	52	166

Net Cash Provided By Operating Activities	$11,500	$9,407	$8,587

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Foothill Independent Bancorp and its wholly owned subsidiaries, Foothill Independent Bank (the “Bank”), and Foothill BPC, Inc., collectively referred to herein as the “Company.” Intercompany balances and transactions have been eliminated.

Investment in Nonconsolidated Subsidiary

The Company accounts for its investment in its wholly owned special purpose entity, Foothill Independent Statutory Trust I, using the equity method under which the subsidiary’s net earnings are recognized in the Bancorp’s statement of income, pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

Nature of Operations

We operate in a single operating segment, consisting of commercial banking operations, that are conducted from twelve branch banking offices in various locations in the Los Angeles, Riverside, and San Bernardino Counties of Southern California. Our primary sources of revenue are interest income and fees paid to us on loans made to customers, who are predominately small and middle market businesses and individuals, interest earned on investment securities and service fees paid by customers on banking transactions with us.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. We were in compliance with the reserve requirements as of December 31, 2005.

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

DECEMBER 31, 2005, 2004, AND 2003

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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans and Interest on Loans

Loans are stated at unpaid principal balances, net of deferred loan fees and unearned discounts. The Bank recognizes loan origination fees as income to the extent those fees represent reimbursement for initial direct costs incurred at the time of loan boarding. The excess of fees over costs, if any, is deferred and recognized as an adjustment to yield of the loan (See Note #3).

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make all payments due according to the contractual terms of the loan agreement. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

A non-accrual loan would be restored to an accrual status when all of its principal or interest has been brought current by the borrower and the future collection of principal and interest is no longer being seriously questioned, or when the loan otherwise becomes well secured and in the process of collection.

If the collection of any loan becomes sufficiently questionable that we can no longer justify inclusion of the loan in our assets on our balance sheet, it will be charged off. We determine whether a loan should be charged off, by analyzing the possible sources of repayment, including (i) the potential future cash flow available for payment of principal of and interest on the loan, (ii) the value of the collateral securing the loan, and (3) the financial strength of any co-makers or guarantors. If we conclude that those sources of repayment do not provide a reasonable probability that the loan can be collected, it will be charged off.

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

When measuring impairment with respect to any loan the payment of which will be dependent on the sale of the collateral securing the loan, we consider the estimated costs of selling the collateral on a discounted basis in measuring the amount of the impairment.

Provision for Loan Losses

The allowance for loan losses is increased by charges to expense and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions (See Note #5).

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #1 - Summary of Significant Accounting Policies, Continued

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

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from 3 to 10 years for furniture and fixtures and 20 to 30 years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred (See Note #6).

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure (commonly known as “other real estate owned” or “OREO”) are initially recorded at the lower of fair value or cost less estimated costs to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Revenue and expenses from operations and additions to the valuation allowance are included in other expenses (See Note #7).

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

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. Realization of tax benefits for deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods. As a result, a valuation allowance is established to the extent necessary to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. (See Note #17).

Advertising Costs

The Company expenses the costs of advertising in the period benefited.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #1 - Summary of Significant Accounting Policies, Continued

Comprehensive Income

Beginning in 1998, we adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income.

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encouraged, but did not require, companies to record compensation costs, at fair value, for stock-based employee compensation awards. We chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for our stock option awards been determined based on the fair value of those awards at their respective grant dates consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
	(In thousands, except per share data)
Net income:
As reported	$11,286	$9,355	$8,421
Stock-Based compensation using the intrinsic value method	—	—	—
Stock-Based compensation that would have been reported using the fair value method of SFAS 123	(124)	(100)	(420)

Pro forma	$11,162	$9,255	$8,001

Per share data:
Net income – Basic
As reported	$1.33	$1.11	$1.02
Pro forma	$1.32	$1.10	$0.97
Net income – diluted
As reported	$1.25	$1.05	$0.94
Pro forma	$1.24	$1.03	$0.90

SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”), eliminates the ability to account for stock-based compensation using APB 25 and requires that the fair value of stock option grants and other equity compensation awards, determined as of their dates of grant and vesting dates, be recognized as compensation cost in the income statement. SFAS 123(R) is effective for fiscal years that began after June 15, 2005.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #1 - Summary of Significant Accounting Policies, Continued

As a result, effective January 1, 2006,we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation costs that will be recognized in fiscal 2006 will include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on their grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Operating results for periods prior to fiscal 2006 will not be restated and, accordingly, to that extent will not be comparable to the operating results to be reported in periods after December 31, 2005.

However, based on the pro forma determinations of earnings and earnings per share prepared for prior periods in accordance with SFAS 123, we do not believe that the adoption of SFAS No. 123(R) will have a material effect on our results of operations.

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

Current Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB NO. 51 (“FIN 46”); and in December 2003, FASB issued a revision (“FIN 46R”). FIN46 and FIN46R address the requirements for consolidation by business enterprises of variable interest entities. It has been determined that subsidiary business trusts, formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company, do not meet the definition of a variable interest entity and, therefore, may no longer be consolidated for financial reporting purposes. Bank holding companies have previously consolidated these entities and reported the trust preferred securities as liabilities in the consolidated financial statements. Accordingly, effective December 31, 2003 we ceased consolidating our trust preferred securities which, however, did not have a material impact on our financial statements.

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

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #1 - Summary of Significant Accounting Policies, Continued

In November 2005, FSP FAS Nos. 115-1 “ The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued. FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. This FSP nullifies certain provisions EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. We do not expect FSP 115-1 will significantly impact our financial statements upon its adoption on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments” which is a revision to SFAS No. 123, and which addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method and to be recognized as an item of expense in the enterprise’s financial statements. In addition, this statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123(R) became effective for the Company as of January 1, 2006.

Reclassifications

Certain reclassifications were made to prior years’ presentations to conform to the current year.

Note #2 - Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair market values at December 31, were as follows (in thousands):

Held-To-Maturity Securities

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$1,798	$—	$11	$1,787
Other Government Agency Securities	—	—	—	—
Municipal Agencies	3,951	77	—	4,0287
Other Securities	1,615	—	560	1,055

Total	$7,364	$77	$571	$6,870

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$1,795	$—	$5	$1,709
Other Government Agency Securities	—	—	—	—
Municipal Agencies	4,222	185	—	4,407
Other Securities	1,963	—	—	1,963

Total	$7,980	$185	$5	$8,160

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #2 - Investment Securities, Continued

Available-For-Sale Securities

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$3,491	$—	$19	$3,472
Government Agency Securities	138,050	—	3,152	134,898
Certificates of Participation	—	—	—	—
Municipal Agencies	13,291	180	51	13,420
Mortgage-Backed Securities	19,057	4	569	18,492
Other Securities	1,954	—	172	1,782

Total	$175,843	$184	$3,963	$172,064

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$—	$—	$—	$—
Government Agency Securities	160,650	379	1,271	159,758
Certificates of Participation	630	1	—	631
Municipal Agencies	1,607	15	6	1,616
Mortgage-Backed Securities	22,912	33	186	22,759
Other Securities	1,954	—	143	1,811

Total	$187,753	$428	$1,606	$186,575

The Bank’s portfolio of securities primarily consists of investment-grade securities. The fair value of actively traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.

Non-rated certificates of participation consisted of ownership interests in the California Statewide Communities Development Authority - San Joaquin County Limited Obligation Bond Trust, which had a book value of $630,000 and market value of $631,000, as of December 31, 2004. We no longer had any investments in certificates of participation at December 31, 2005.

Proceeds from maturities of investment securities held-to-maturity during 2005, were $270,000. Proceeds from maturities of investment securities available-for-sale during 2005, were $15,971,000. Proceeds from the sale of available-for-sale securities during 2005 were $6,712,000. Losses recognized from the sale of available-for-sale securities in 2005 were $153,000.

Proceeds from maturities of investment securities held-to-maturity during 2004 were $2,723,000. Proceeds from maturities of investment securities available-for-sale during 2004 were $73,262,000. There were no gains or losses recognized from sales of available-for-sale securities during 2004.

Proceeds from maturities of investment securities held-to-maturity during 2003, were $955,000. Proceeds from maturities of investment securities available-for-sale during 2003, were $109,830,000. There were no gains or losses recognized from sales of available-for-sale securities during 2003.

Securities with book values of $27,859,000 and $22,456,000 and fair values of $27,439,000 and $22,633,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #2 - Investment Securities, Continued

A total of 97 securities had unrealized losses at December 31, 2005. Those securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held-to-Maturity Securities
U.S. Treasury Securities	$—	$—	$1,787	$11	$1,787	$11
Other Securities	1,055	560	—	—	1,055	560

Total Held-to-Maturity Securities	$1,055	$560	$1,787	$11	$2,842	$571

Available-for-Sale Securities
Government Agency Securities	$8,982	$124	$129,387	$3,047	$138,369	$3,171
Municipal Agencies	2,852	9	2,250	42	5,102	51
Mortgage-Back Securities	7,241	161	11,180	408	18,421	569
Other Securities	—	—	1,650	172	1,650	172

Total Available-for-Sale Securities	$19,075	$294	$144,467	$3,669	$163,542	$3,963

A total of 73 securities had unrealized losses at December 31, 2004. Those securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held-to-Maturity Securities
U.S. Treasury Securities	$1,790	$5	$—	$—	$1,790	$5

Total Held-to-Maturity Securities	$1,790	$5	$—	$—	$1,790	$5

Available-for-Sale Securities
Government Agency Securities	$65,749	$671	$38,814	$600	$104,563	$1,271
Municipal Agencies	569	5	—	—	569	5
Mortgage-Back Securities	18,439	180	851	6	19,290	186
Other Securities	—	—	1,678	144	1,678	144

Total Available-for-Sale Securities	$84,757	$856	$41,343	$750	$126,100	$3,606

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Bank will receive full value for the securities. Furthermore, as of December 31, 2005, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #2 - Investment Securities, Continued

The amortized cost and estimated fair value (in thousands) and the average yield of securities at December 31, 2005, by contractual maturity were as follows:

	Held-to- Maturity Securities
Maturity Schedule of Securities December 31, 2005	Amortized Cost	Fair Value	Average Yield
Due in one year or less	$1,798	$1,787	2.78%
Due after one year through five years	2,538	2,379	3.13%
Due after five years	3,028	2,704	2.40%

Carried at Amortized Cost	$7,364	$6,870	2.75%

	Available for Sale Securities
Maturity Schedule of Securities December 31, 2005	Amortized Cost	Fair Value	Average Yield
Due in one year or less	$38,791	$38,301	2.65%
Due after one year through five years	102,572	99,880	3.42%
Due after five through ten years	11,842	11,715	4.08%
Due after ten years	22,638	22,168	4.61%

Carried at Fair Value	$175,843	$172,064	3.45%

In the case of both securities held-to-maturity and securities available-for-sale, the average yields are based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

Note #3 - Loans

The composition of the loan portfolio at December 31, 2005 and 2004 was as follows (in thousands):

	2005	2004
Commercial, financial and agricultural	$32,682	$40,287
Real Estate – construction	30,533	15,326
Real Estate – mortgage
Commercial	469,118	423,542
Residential	17,977	22,227
Loans to individuals for household, family
Loans to individuals for household, family and other personal expenditures	1,819	3,101
All other loans (including overdrafts)	949	1,251

	553,078	505,282
Deferred income on loans	(790)	(452)

Loans, net of deferred income	$552,288	$505,282

Nonaccruing loans totaled approximately $113,000 and $127,000 at December 31, 2005 and 2004, respectively. Interest income that would have been recognized on nonaccrual loans if they had performed in accordance with the terms of those loans was approximately $0, $0, and $90,000 for the years ended December 31, 2005, 2004, and 2003, respectively. There were no restructured loans at December 31, 2005 or 2004.

At December 31, 2005 and 2004, the Bank had approximately $24,000 and $10,000, respectively, of loans that were past due 90 days or more in interest or principal but which were still accruing interest. These loans are collateralized and in the process of collection.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #4 - Direct Lease Financing

We lease equipment to customers under agreements which range generally from three to seven years. Executory costs are paid by the lessee and leases do not include any contingent rental features. The net investments in direct lease financing at December 31, 2005 and 2004, consists of the following (in thousands):

	At December 31,
	2005	2004
Lease payment receivables	$212	$374
Unearned income	(13)	(33)

Total	$199	$341

At December 31, 2005, future minimum lease payments receivable under direct financing leases are as follows (in thousands):

Year	December 31, 2005
2006	$95
2007	88
2008	29

212
Less unearned income	(13)

Total	$199

Note #5 - Allowance For Loan and Lease Losses

Transactions in the allowance for loan and lease losses are summarized as follows (in thousands):

	2005	2004	2003
Balance at beginning of year	$5,016	$4,947	$4,619
Recoveries on loans previously charged off	94	158	63
Provision charged to operating expense	—	—	348
Loans charged off	(48)	(89)	(83)

Balance at end of year	$5,062	$5,016	$4,947

We treat all nonaccruing loans and troubled debt restructurings as impaired loans. The allowances for loan losses related to impaired loans amounted to approximately $4,000 and $26,800 for the years ended December 31, 2005 and 2004, respectively, and those allowances are included in the above balances. The average balance of these loans amounted to approximately $458,000, $641,000, and $1,140,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, cash receipts totaling approximately $280,000 were applied to reduce the principal balances of, and $11,000 was recognized as interest income on, impaired loans. During 2004, cash receipts totaling approximately $847,000 were applied to reduce the principal balances of, and $355,000 was recognized as interest income on, impaired loans. During 2003, cash receipts totaling approximately $2,086,000 were applied to reduce the principal balances of, and $39,000 was recognized as interest income on, impaired loans.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #6 - Bank Premises and Equipment

Major classifications of bank premises and equipment are summarized as follows (in thousands):

	At December 31,
	2005	2004
Buildings	$2,424	$2,424
Furniture and equipment	11,609	10,921
Leasehold improvements	3,960	3,904

	17,993	17,249
Less: Accumulated depreciation and amortization	(13,898)	(12,809)

	4,095	4,440
Land	375	375

Total	$4,470	$4,815

We lease land and buildings under noncancelable operating leases expiring at various dates through 2015. The following is a schedule of future minimum lease payments based upon obligations at year-end (in thousands):

Year	At December 31, 2005
2006	$1,173
2007	1,109
2008	974
2009	907
2010	609
Thereafter	1,740

Total	$6,512

Total rental expense for the three years ended December 31, 2005, 2004, and 2003, was $1,497,000, $1,432,000, and $1,407,000, respectively.

Note #7 - Other Real Estate Owned

Other Real Estate Owned (“OREO”) is carried at the estimated fair value of the real estate. There were no OREO transactions in any of the three years ended December 31, 2005, and there were no OREO balances at, December 31, 2005, 2004 or 2003. There also were no transactions in the reserve for OREO in any of the years ended December 31, 2005, 2004, and 2003.

Note #8 - Deposits

At December 31, 2005, the scheduled maturities of time deposits are as follows (in thousands):

Year	At December 31, 2005
2006	$56,730
2007	3,038
2008	101
2009	18
2010	88

Total	$59,975

Directors and executive officers of the Company and the Bank accounted for $1,373,000 and $1,217,000 of the Bank’s deposits as of December 31, 2005 and December 31, 2004, respectively.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #9 - Junior Subordinated Debentures

On December 6, 2002, the Company issued $8,248,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to Foothill Independent Statutory Trust I, a Connecticut business trust (the “Trust”). All of the common securities of which are owned by the Company. These Debentures, which are subordinated, effectively, to all other borrowings of the Company, become due and payable on December 6, 2032, but are redeemable, at par, at the Company’s option after December 26, 2007, or at any time upon the occurrence of a circumstance that would adversely affect the tax or capital treatment of the Debentures. Interest is payable quarterly on the Subordinated Debentures at the 3-Month LIBOR plus 3.25%. At December 31, 2005 that rate was 7.77%. The Company also purchased a 3% minority interest totaling $248,000 in the Trust, which is included in other assets.

The Subordinated Debentures were issued in conjunction with the sale and issuance by the Trust of trust preferred securities to an institutional investor. The Company then borrowed the net proceeds from the sale of the trust preferred securities from the Trust in exchange for the issuance of the Subordinated Debentures to the Trust. The payment terms of the Subordinated Dentures “mirror” the payment terms of the trust preferred securities and payments on the Debentures are used by the Trust to make payments due on the trust preferred securities. Until December 31, 2003 the Trust was treated, for accounting purposes, as a consolidated subsidiary of the Company. In accordance with FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which became effective on December 31, 2003, the Company ceased consolidating the Trust into its consolidated financial statements.

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

Note #10 - Stock Option Plans

In 1993 the Company adopted an employee stock option plan (the “1993 Option Plan”), which provided for the grant, to officers, key employees and directors, of up to an aggregate of 1,433,801 shares of the Company common stock (as adjusted for stock dividends). Although that Option Plan expired in 2003 and, therefore, no options remain available for grant under that Plan, as of December 31, 2005 options to purchase shares of the Company’s common stock granted under the 1993 Option Plan were still outstanding and remained exercisable at December 31, 2005. All options that were granted under the 1993 Plan were issued with exercise prices that were not less than the fair market value of the underlying shares at their respective dates of grant. The Company applied APB Opinion No. 25 and related interpretations in accounting with respect to this Option Plan and, therefore, no compensation cost has been recognized with respect to options granted under the 1993 Option Plan.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #10 - Stock Option Plans, Continued

Information with respect to the number of shares of common stock that were subject to options granted or exercised, and those that expired without exercise, under the 1993 Option Plan during the years ended December 31, 2005, 2004, and 2003, the weighted exercise prices thereof, and the number of shares subject to exercisable options at the end of each of those years, is presented below:

	2005		2004		2003
1993 Stock Option Plan	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Beginning of Year	761,404	$6.36	827,084	$6.22	1,246,489	$6.24
Granted	—	—	—	—	—	—
Exercised	(106,555)	(4.72)	(65,680)	(4.63)	(413,415)	(4.94)
Forfeited	(17)	(6.71)	—	—	(5,990)	(5.65)

Outstanding, End of Year	654,832	$6.62	761,404	$6.36	827,084	$6.22

Options exercisable at year end	654,832	$6.62	761,404	$6.36	819,894	$6.21

In 2003 the Company also adopted, and its stockholders approved, an employee incentive and nonqualified stock option plan (the “2003 Option Plan”). The Company has applied APB Opinion No. 25 and related interpretations in accounting with respect to this Option Plan. Accordingly, no compensation costs have been recognized with respect to options granted under the 2003 Option Plan.

At December 31, 2005, the 2003 Option Plan provided for the issuance up to an aggregate of 613,125 shares of the Company’s common stock (retroactively adjusted for stock dividends since inception of the plan) pursuant to options granted or to be granted under that Plan. Options to purchase those shares may be granted to officers, key employees and directors of the Company and its subsidiaries at prices that are not less than the fair market value of such shares at dates of grant. Options may be granted under the 2003 Option Plan for terms of up to ten years from the dates on which the options are granted.

The fair value of each option grant under the 2003 Option Plan in 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: a risk-free rate of 3.07%; a dividend yield of 2.3%; an expected life of five years; and volatility of 27%. No options were granted under the 2003 Plan in 2004.

The fair value of each option grant in 2005 was estimated on the date of grant using the following assumptions: a risk-free rate of 3.97%; a dividend yield of 2.95%; an expected life of five years; and volatility of 26%.

	2005		2004		2003
2003 Stock Option Plan	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, Beginning of Year	209,822	$13.54	212,550	$13.54	—	$—
Granted	6,250	19.80	—	—	212,550	13.54
Exercised	(9,377)	(13.58)	(681)	(13.56)	—	—
Forfeited	(2,905)	(13.58)	(2,047)	(13.56)	—	—

Outstanding, End of Year	203,790	$16.93	209,822	$13.54	212,550	$13.54

Options exercisable at year end	173,586	$13.73	145,128	$13.54	115,606	$13.54
Weighted Average Fair Value of Options granted during year		$4.22		$—		$3.14

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #10 - Stock Option Plans, Continued

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.57 to $6.49	421,165	1.67	$5.58	421,165	$5.58
$6.50 to $9.49	170,916	3.54	7.86	170,916	7.86
$9.50 to $12.49	76,376	4.18	10.61	72,970	10.53
$12.50 to $14.49	156,665	7.30	13.19	129,867	13.11
$14.50 to $16.49	27,250	7.90	16.16	27,250	16.16
$16.50 to $19.80	6,250	9.32	19.80	6,250	19.80

$3.57 to $19.80	858,622			828,418

Note #11 - Defined Contribution Plan (401K)

The Company sponsors a defined contribution pension plan that covers all employees with 1,000 or more hours worked in a year. Contributions to the plan are based on the employee’s gross salary less the IRS Section 125 flex plan. For the years ending December 31, 2005, 2004, and 2003, the Company’s contributions amounted to approximately $308,000, $307,000, and $311,000, respectively.

Note #12 - Deferred Compensation

The Bank maintained a nonqualified, unfunded deferred compensation plan for certain key management personnel whereby they may defer compensation which will then provide for certain payments upon retirement, death, or disability. The plan provides for payments for ten years commencing upon retirement. The plan provides for reduced benefits upon early retirement, disability, or termination of employment. The deferred compensation expense was $217,000 ($128,000 net of income taxes) for 2005, $362,000 ($213,000 net of income taxes) for 2004, and $428,000 ($253,000 net of income taxes) for 2003.

Note #13 - Supplemental Executive Retirement Plan (SERP)

The Bank maintains a nonqualified, unfunded supplemental executive retirement plan (“SERP”) for certain key management personnel. Under this plan, participating employees are eligible to receive 40% of their final average monthly salary upon reaching 65 years of age and completing 10 years of service with the Bank. This plan provides for payments for fifteen years commencing upon retirement. The SERP expense was $235,000 ($139,000 net of income taxes) for 2005, $79,000 ($47,000 net of income taxes) for 2004, and $0 for 2003.

Note #14 - Restrictions on Transfers of Funds to Parent

There are legal limitations on the ability of the Bank to provide funds to the Company. Dividends declared by the Bank may not exceed, in any calendar year, without approval of the California Commissioner of Financial Institutions, net income for the year and the retained net income from the preceding two years. At December 31, 2005, the maximum aggregate dividends that could have been paid, without the approval of the California Commissioner of Financial Institutions was approximately $34,948,000 or 50% consolidated stockholders’ equity.

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

Section 23A of the Federal Reserve Act also restricts the Bank from extending credit to Company and its other affiliates in amounts that, in the aggregate, would exceed 20% of the Bank’s contributed capital and retained earnings.

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #15 - Stock Dividends

On November 26, 2003, the Board of Directors declared a 9% stock dividend payable on January 29, 2004, to stockholders of record on January 8, 2004. On April 26, 2005, the Board of Directors approved a 5-for-4 stock split to be implemented by means of a 25% stock dividend payable on May 25, 2005, to stockholders of record on May 10, 2005. All references in the accompanying financial statements to the number of common shares and per share amounts for all years presented have been restated to reflect the stock dividends.

Note #16 - Other Expenses

The following is a breakdown of other expenses for the years ended December 31, 2005, 2004, and 2003 (amounts in thousands):

	2005	2004	2003
Data processing	$1,468	$1,408	$1,575
Marketing expenses	1,126	957	1,156
Office supplies, postage and telephone	1,015	1,030	1,090
Bank insurance	445	408	559
Supervisory assessments	177	169	148
Professional fees	2,008	1,290	1,000
Operating losses	279	121	200
OREO expenses	—	—	10
Other	2,631	2,234	1,922

Total	$9,149	$7,617	$7,660

Note #17 - Income Taxes

The provisions for income taxes consist of the following (amounts in thousands):

	2005	2004	2003
Tax provision applicable to income before income taxes	$6,212	$5,183	$4,726

Federal income tax
Current	4,876	3,867	3,564
Deferred	(518)	(130)	(250)
State franchise taxes
Current	1,890	1,447	1,503
Deferred	(36)	(1)	(91)

Total	$6,212	$5,183	$4,726

The following is a summary of the components of the deferred tax asset accounts recognized in the accompanying statements of financial condition as of December 31 (amounts in thousands):

	2005	2004	2003
Deferred Tax Assets
Allowance for loan losses due to tax limitations	$2,029	$1,816	$1,667
Deferred compensation plan	1,605	1,490	1,373
Net unrealized loss on available-for-sale securities	1,407	517	—
Other assets and liabilities	686	558	438

Total Deferred Tax Assets	5,727	4,381	3,478
Deferred Tax Liabilities
Premises and equipment due to depreciation difference	(303)	(416)	(336)
Other assets and liabilities	(596)	(583)	(320)
Net unrealized appreciation on available-for-sale securities	—	—	(4)

Total Deferred Tax Liability	(899)	(999)	(660)

Net Deferred Tax Assets	$4,828	$3,382	$2,818

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #17 - Income Taxes, Continued

As a result of the following items, the total tax expenses for 2005, 2004, and 2003, were less than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes (dollars in thousands):

	2005		2004		2003
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Federal rate	$5,957	34.0%	$4,943	34.0%	$4,465	34.0%
Changes due to State income tax, (net of Federal tax benefit)	1,244	7.2	1,032	7.1	932	7.1
Exempt income	(494)	(2.9)	(424)	(2.9)	(517)	(3.9)
Other, net	(495)	(2.8)	(368)	(2.5)	(154)	(1.2)

Total	$6,212	35.5%	$5,183	35.7%	$4,726	36.0%

Note #18 - Earnings Per Share (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”). All amounts in the table are in thousands. Shares have been retroactively adjusted to give effect to the 5-for-4 stock split, implemented by means of a 25% stock dividend, declared April 26, 2005 and paid on May 25, 2005 to shareholders of record as of May 10, 2005.

	2005		2004		2003
	Income	Shares	Income	Shares	Income	Shares
	(In thousands)
Net income as reported	$11,286		$9,355		$8,421
Shares outstanding at year end	—	8,520	—	8,378	—	8,218
Impact of weighting shares purchased during the year	—	(41)	—	24	—	48

Used in Basic EPS	11,286	8,479	9,355	8,402	8,421	8,266
Dilutive effect of outstanding stock options	—	551	—	546	—	659

Used in Dilutive EPS	$11,286	9,030	$9,355	8,948	$8,421	8,925

Note #19 - Commitments and Contingencies

The Bank is involved in various litigation that has arisen in the ordinary course of its business. Management believes that disposition of pending litigation will not have a material adverse effect on the Company, its results of operations or its financial condition.

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby commercial letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2005 and 2004, the Bank had commitments to extend credit of $69,160,000 and $53,902,000, respectively, and obligations under standby letters of credit of $1,141,000 and $2,968,000, respectively.

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

DECEMBER 31, 2005, 2004, AND 2003

Note #19 - Commitments and Contingencies, Continued

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

We have a line of credit at the Federal Home Loan Bank of approximately $49 million which is secured by pledged securities. We also have lines of credit at our correspondent banks to borrow fed funds of approximately $18 million.

Note #20 - Regulatory Matters

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

The following table compares, as of December 31, 2005 and December 31, 2004, the total capital and Tier 1 capital of the Company (on a consolidated basis), and that of the Bank, to the capital requirements imposed by government regulations (with amounts stated in thousands):

			Capital Needed Under Prompt Corrective Action Provisions
	Actual		To be Adequately Capitalized		To Be Well Capitalized
Foothill Independent Bancorp	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total capital to risk-weighted assets	$85,771	13.8%	$49,762	8.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	80,533	13.0%	24,881	4.0%	N/A	N/A
Tier 1 capital to average assets	80,533	10.2%	31,549	4.0%	N/A	N/A
As of December 31, 2004:
Total capital to risk-weighted assets	$78,295	13.4%	$46,638	8.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	73,138	12.6%	23,319	4.0%	N/A	N/A
Tier 1 capital to average assets	73,138	9.1%	32,023	4.0%	N/A	N/A

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #20 - Regulatory Matters, Continued

			Capital Needed Under Prompt Corrective Action Provisions
	Actual		To be Adequately Capitalized		To Be Well Capitalized
Foothill Independent Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total capital to risk-weighted assets	$84,273	13.6%	$49,647	8.0%	$62,059	10.0%
Tier 1 capital to risk-weighted assets	79,035	12.7%	24,824	4.0%	37,325	6.0%
Tier 1 capital to average assets	79,035	10.1%	31,356	4.0%	39,195	5.0%
As of December 31, 2004:
Total capital to risk-weighted assets	$76,871	13.2%	$46,560	8.0%	$58,200	10.0%
Tier 1 capital to risk-weighted assets	71,714	12.3%	23,280	4.0%	34,920	6.0%
Tier 1 capital to average assets	71,714	9.0%	31,862	4.0%	39,828	5.0%

As disclosed in Note #9 - Junior Subordinated Debentures, subject to percentage limitations, the principal amount of the Junior Subordinated Debentures issued by the Company in 2002, qualifies as Tier 1 capital for regulatory purposes pursuant to regulations of the Federal Reserve Board.

Note #21 - Fair Value of Financial Instruments

The table below presents the carrying amounts and fair values of financial instruments at December 31, 2005 and 2004 (with dollars in thousands). SFAS Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point-in-time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holding of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, future expected loss experience and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes and assumptions could significantly affect the estimates.

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$37,663	$37,663	$52,511	$52,511
Investment securities and deposits	185,368	184,833	208,166	208,223
Loans	553,078	542,960	505,734	528,366
Direct lease financing	199	197	341	342
Cash surrender value of life insurance	13,098	13,098	12,300	12,300
Accrued interest receivable	3,400	3,400	3,006	3,006
Financial Liabilities
Deposits	672,764	506,251	709,050	708,168
Short term debt	42,000	42,000	—	—
Junior subordinated debentures	8,248	8,248	8,248	8,248
Accrued interest payable	403	403	103	103
Unrecognized Financial Instruments
Commitments to extend credit	69,160	692	53,902	539
Standby letters of credit	1,141	11	2,968	30

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #21 - Fair Value of Financial Instruments, Continued

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

Cash Surrender Value of Life Insurance

The fair value of cash surrender value of life insurance is defined as the cash value payable on demand at December 31, 2005 and December 31, 2004.

Accrued interest receivable

The fair value of accrued interest receivable is the carrying amount, due to the short-term nature of these items. It represents interest receivable on loans, investment securities, and deposits held at other banks that was due to be paid to the Bank at December 31, 2005 and December 31, 2004.

Deposits

The fair value of demand deposits, money market deposits, savings accounts and NOW accounts is defined as the amounts payable on demand at December 31, 2005, and December 31, 2004. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Accrued interest payable

The fair value of accrued interest payable is the carrying amount due to the short-term nature of these items. It represents interest payable on deposits, short-term debt and junior subordinated debentures that was due to be paid by the Bank at December 31, 2005 and December 31, 2004.

Short term debt

The fair value of short-term debt is the carrying amount due to the short-term nature of these instruments. It represents 30-day notes payable to the Federal Home Loan Bank at December 31, 2005. The Bank did not have any short-term debt at December 31, 2004.

Junior subordinated debentures

The fair value for the variable rate junior subordinated debentures is the carrying amount.

Note #22 - Condensed Financial Information of Foothill Independent Bancorp (Parent Company)

Balance Sheets

	2005	2004	2003
	(Dollars in thousands)
Assets
Cash	$16	$403	$371
Interest-bearing deposits in financial institutions	—	—	297
Investment in subsidiaries	77,137	71,490	67,194
Accounts receivable	750	694	908
Prepaid expenses	261	267	289
Accrued interest and other assets	406	—	—

Total Assets	$78,570	$72,854	$69,059

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$52	$37	$23
Junior subordinated debentures	8,248	8,248	8,248

	8,300	8,285	8,271
Stockholders’ Equity
Common stock	7	7	6
Additional paid-in capital	68,701	67,831	67,194
Retained earnings	1,562	(3,269)	(6,412)

Total Stockholders’ Equity	70,270	64,569	60,788

Total Liabilities and Stockholders Equity	$78,570	$72,854	$69,059

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #22 - Condensed Financial Information of Foothill Independent Bancorp (Parent Company), Continued

Statements of Income

	2005	2004	2003
	(In thousands)
Income
Equity in undistributed income of subsidiaries	$12,017	$9,909	$8,910
Interest income and other income	16		29

	12,033	9,923	8,939
Expense
Amortization and other expenses	1,258	964	860

Total Operating Income	10,778	8,959	8,079
Income tax benefit	511	396	342

Net Income	$11,286	$9,355	$8,421

Statements of Cash Flows

For the Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
	(In thousands)
Cash Flows From Operating Activities
Cash received for tax benefit from Foothill Independent Bank	$396	$342	$264
Interest received	—	13	33
Cash paid for operating expenses	(1,585)	(672)	(1,173)

Net Cash Used By Operating Activities	(1,189)	(317)	(876)

Cash Flows From Investing Activities
Purchase of deposits in other financial institutions	—	297	1,203
Purchase of investment securities available-for-sale	—	—	5,996
Capital contributed to subsidiary	—	—	(4,000)

Net Cash Provided By Investing Activities	—	297	3,199

Cash Flows From Financing Activities
Dividends paid	(4,542)	(4,856)	(4,158)
Dividends received from Foothill Independent Bank	4,675	4,800	2,650
Proceeds from exercise of stock options	870	610	2,610
Capital stock repurchased	(201)	(502)	(3,562)

Net Cash Provided (Used) By Financing Activities	802	52	(2,460)

Net Increase (Decrease) in Cash	(387)	32	(137)
Cash, Beginning of Year	403	371	508

Cash, End of Year	$16	$403	$371

Reconciliation of Net Income to Net Cash Provided by Operating Activities
Net Income	$11,286	$9,355	$8,421

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Amortization	—	—	8
Undistributed earnings of subsidiaries	(12,034)	(9,909)	(8,910)
(Increase) Decrease in accounts receivable	(462)	201	(360)
(Increase) Decrease in accrued interest receivable	—	—	4
(Increase) Decrease in prepaid expenses	7	22	(25)
Increase (Decrease) in accounts payable	14	14	(14)

Total Adjustments	(12,475)	(9,672)	(9,297)

Net Cash Used by Operating Activities	$(1,189)	$(317)	$(876)

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note #23 - Summary of Quarterly Financial Information (Unaudited)

The following quarterly financial information for the Company and its subsidiaries for the two years ended December 31, 2005 and 2004, is summarized below:

	2005
	First	Second	Third	Fourth
	(dollars in thousands, except per share amounts)
Summary of Operations
Interest income	$10,134	$11,063	$10,773	$11,144
Interest expense	(1,179)	(1,405)	(1,354)	(1,541)

Net interest income	8,955	9,658	9,419	9,603
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	8,955	9,658	9,419	9,603
Other income	1,282	1,339	1,229	1,285
Other expense	(6,234)	(6734)	(6,222)	(6,082)

Income before taxes	4,003	4,263	4,426	4,806
Applicable income taxes	(1,392)	(1,498)	(1,611)	(1,711)

Net Income	$2,611	$2,765	$2,815	$3,095

Earnings Per Share - Basic	$0.31	$0.33	$0.33	$0.36

Earnings Per Share - Diluted	$0.29	$0.31	$0.31	$0.34

	2004
	First	Second	Third	Fourth
	(dollars in thousands, except per share amounts)
Summary of Operations
Interest income	$8,879	$8,783	$9,484	$9,884
Interest expense	(1,016)	(1,084)	(1,135)	(1,232)

Net interest income	7,863	7,699	8,349	8,652
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	7,863	7,699	8,349	8,652
Other income	1,418	1,416	1,445	1,307
Other expense	(5,843)	(5,666)	(6,075)	(6,027)

Income before taxes	3,438	3,449	3,719	3,932
Applicable income taxes	(1,234)	(1,242)	(1,325)	(1,382)

Net Income	$2,204	$2,207	$2,394	$2,550

Earnings Per Share - Basic	$0.26	$0.26	$0.29	$0.30

Earnings Per Share - Diluted	$0.25	$0.25	$0.27	$0.28

FOOTHILL INDEPENDENT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

Note 24 – Merger Agreement

Merger with and into First Community Bancorp

On December 14, 2005, the Company and First Community Bancorp (“First Community’) entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provides for a merger (the “Merger”) pursuant to which (i) Foothill will be acquired by and merged into First Community, (ii) First Community will be the surviving corporation in the Merger and Foothill will cease to exist, and (iii) Foothill’s stockholders will become shareholders of First Community and will receive a number of shares of First Community’s common stock that will be determined on the basis of the average closing price of First Community’s shares for the 15 trading days ending two trading days prior to the consummation of the Merger.

The Merger Agreement has been unanimously approved by the Boards of Directors of Foothill and First Community. However, consummation of the Merger is subject to satisfaction of a number of conditions which, among others, include: (i) the approval of the Merger by Foothill’s stockholders and by First Community’s shareholders; (ii) the receipt of required regulatory approvals without the imposition of materially adverse or harmful restrictions or conditions; and (iii) Foothill having an adjusted total stockholders’ equity and allowance for loan losses of not less than a combined $72.7 million as of the last business day of the last month before closing of the Merger. Assuming these conditions, as well as certain others, are satisfied, it is currently expected that the Merger will be consummated during the second quarter of 2006.

Severance Agreements

The Company is a party to Change in Control Severance Agreements with George E. Langley, its President and CEO, Casey J. Cecala, its Executive Vice President and the Chief Credit Officer of the Bank, and Carol Ann Graf, Senior Vice President and Chief Financial Officer. Those Agreements provide for the payment of severance compensation to any of those officers whose employment is terminated without cause or who resign their employment for “good reason” within one year following the occurrence of a change in control of the Company, which would include consummation of the Merger. Therefore, assuming the Merger is consummated, due to the personnel changes to be made by First Community at Foothill, these officers will become entitled to receive the following compensation pursuant to their respective Severance Compensation Agreements: Messrs. Langley and Cecala will each receive a cash amount equal to three times, and Ms. Graf will receive a cash amount equal to two times (i) his or her highest base salary during the prior 12 months, and (ii) the incentive compensation that he or she would have been earned under the Bank’s 2006 management incentive compensation plan assuming all performance requirements thereunder had been satisfied. In addition, their respective health and other employee benefits will be continued for a period of three years, in the case of Messrs. Langley and Cecala, and a period of two years in the case of Ms. Graf, following consummation of the Merger. Also, any of their employee stock options that are not exercisable by the time the Merger is consummated will become exercisable as a result of the consummation of the Merger.

Note 25 – Subsequent Event

On January 24, 2006 the Board of Directors approved a cash dividend in the amount of $0.15 per share to be paid on February 28, 2006 to shareholders of record as of February 9, 2006.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10–K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of Foothill Independent Bancorp’s internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of Foothill Independent Bancorp’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2005, Foothill Independent Bancorp and Subsidiaries maintained effective internal control over financial reporting.

Vavrinek, Trine, Day & Co. LLP, independent registered public accounting firm, which audited and reported on our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is set forth below, on management’s assessment of internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Foothill Independent Bancorp and Subsidiary

Glendora, California

We have audited management’s assessment, included in the accompanying Report of Management, that Foothill Independent Bancorp and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Foothill Independent Bancorp and Subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 14, 2006 expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California March 14, 2006

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors of Registrant

The names and certain information concerning the Company’s Directors are set forth below:

Name	Age	Position	Director Since(1)		Current Term Expires(2)
William V. Landecena	80	Chairman of the Board, Chief Executive Officer and Director	1973	(1)	2007
Richard Galich	66	Director	1998		2007
George E. Langley	64	President, Chief Executive Officer and Director	1980	(1)	2008
O. L. Mestad	82	Director	1973	(1)	2007
George Sellers	65	Director	1998		2006
Douglas Tessitor	61	Director	1995		2006
Max E. Williams	61	Director	1995		2008

(1)	These dates are the dates when the named individuals first became directors of the Bank, the Company’s predecessor and wholly owned subsidiary.

(2)	The Board of Directors is divided into three classes and the Directors in each class serve for a three-year term. The term of one class of Directors expires each year at the Annual Meeting of Stockholders.

William V. Landecena is, and has been, a director of the Company and the Bank since their inception. Prior to 1981, Mr. Landecena owned and operated Arrow Meat Company located in Upland, California. Since 1981, Mr. Landecena has been a private investor and property manager, primarily in the Inland Empire area of Southern California. He is a charter member (1965) of the Upland Foothill Kiwanis and has been a volunteer SCORE (Service Corp of Retired Executives) Counselor for the U. S. Small Business Administration for 10 years. Mr. Landecena currently serves as a director of the Upland Fireman’s Foundation Board.

Richard Galich is a doctor of Otolaryngology — Head and Neck Surgery. Since 1972 Dr. Galich has been in private practice in the east San Gabriel Valley in Southern California. He is a Fellow of the American College of Surgeons and American Academy of Otolaryngology — Head and Neck Surgery. He earned a Bachelor degree from Indiana University and a Doctor of Medicine from Loyola University/Chicago, Illinois. Dr. Galich served as Chairman of the Board at San Dimas Community Hospital and Chief of Medical Staff for Foothill Presbyterian Hospital. Dr. Galich is past President of Los Angeles County Medical Association-Foothill District. Currently, Dr. Galich serves on the Board of Glendora Medical Investment Co.

George E. Langley has served as President and Chief Executive Officer of the Company and the Bank since 1992. From 1976 when he joined the Bank until 1992, Mr. Langley served as an Executive Vice President, Chief Financial Officer and Secretary of the Company and the Bank. Mr. Langley has served on numerous community and professional boards and currently serves as Vice Chairman on the Board of Casa Colina, Inc., a non-profit charitable corporation.

O. L. Mestad. Dr. Mestad has been a director of the Company and the Bank since their inception and served as Chairman of the Board of the Bank for eight of those years. Dr. Mestad was engaged in the private practice of dentistry for 30 years, retiring in 1983. During that time, Dr. Mestad served on numerous community and professional boards. Dr. Mestad is past Chairman of the Board of Foothill Presbyterian Hospital, a retired member of the board of directors of Citrus Valley Health Partners, and a member of Foothill Foundation of Foothill Presbyterian Hospital.

George Sellers is an Accountant and Enrolled Agent licensed to practice before the Internal Revenue Service. Mr. Sellers has owned Merchants Bookkeeping since 1974 which provides various accounting and tax services to local businesses, non-profit organizations and individuals located primarily in the greater San Gabriel Valley and the Inland Empire. Mr. Sellers

has served on several community boards during the past 30 years, including the American Youth Soccer Organization, and currently is a Director of the Upland Foothill Kiwanis.

Douglas F. Tessitor is a Chartered Financial Consultant and Chartered Life Underwriter. Since 1976 he has been engaged in the insurance and financial planning business, marketing insurance and investment products and providing financial planning services to individuals and closely held businesses. He holds degrees in the field of business from The University of Southern California, American Graduate School of International Management and The American College. Prior to 1976, he held management positions with Union Bank in Los Angeles, California and with Chase Manhattan Bank in New York. Mr. Tessitor has served on several community boards including The Citrus College Foundation. Currently he serves on The Foothill Health and Education Foundation.

Max E. Williams is a licensed architect with a Bachelor’s degree in Architecture and a Master’s degree in Urban and Regional Planning. He is, and since 1982 has been, the owner and president or managing partner of his own architectural firm. Prior to 1982, Mr. Williams was employed as an architect by independent real estate development and architectural firms, including Lewis Development, William L Pereira Architects and Gruen Associates. Mr. Williams also is a member and a past president of the Inland California Chapter of the American Institute of Architects. Mr. Williams is a director for West Family Counseling Services and a member of the Upland YMCA Board of Managers.

(b)	Executive Officers of Registrant

Set forth below are the names and certain additional information regarding each of the Company’s executive officers:

Name		Position with Company	Position with Bank
George E. Langley	64	President and Chief Executive Officer	President and Chief Executive Officer
Casey J. Cecala III	50	Executive Vice President	Executive Vice President and Chief Credit Officer
Carol Ann Graf	60	Senior Vice President, Chief Financial Officer and Secretary	Senior Vice President, Chief Financial Officer and Secretary

All officers hold office at the pleasure of the Board of Directors, except Mr. Langley who is employed under an Employment Agreement with the Bank, the term of which expires on September 30, 2006.

Set forth below is biographical information with respect to the Company’s executive officers:

George E. Langley. See biographical information relating to the Directors of the Company set forth above.

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

Carol Ann Graf. Ms. Graf has served as Chief Financial Officer of the Company and the Bank since January 1993 and as a Senior Vice President of both the Company and the Bank since January 1997. From 1993 to 1997, she was a First Vice President of the Bank as well as its Chief Financial Officer. From April 1988 to January 1993, Ms. Graf served as Vice President and Controller, and from 1984 to April 1988 as Assistant Controller, of the Bank.

Family Relationships. There are no family relationships among any of our directors or executive officers.

Audit Committee of Board of Directors; Financial Experts.

The Board of Directors has a standing Audit Committee, the members of which are Richard Galich, William Landecena, O. L. Mestad, George Sellers, and Douglas Tessitor. The Board of Directors has determined that each of the Audit Committee members is independent (as such term is defined in Section 10A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the NASDAQ’s rules for listed companies (the “NASDAQ Listed Company Rules”) and George Sellers is a “financial expert” as defined in the NASDAQ Listed Company Rules and the applicable rules of the Securities and Exchange Commission (the “SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon information made available to us, we believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, for the year ended December 31, 2005, that were applicable to our directors, executive officers and the holders of more than 10% of our outstanding shares, were satisfied.

Corporate Governance Guidelines

Our Board of Directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to the Company’s stockholders. In April 2003, our Board formally adopted the Corporate Governance Guidelines of Foothill Independent Bancorp (the “Governance Guidelines”) which include a number of the practices and policies under which our Board has operated for some time, concepts suggested by various authorities in corporate governance and the new requirements under NASDAQ’s rules for listed companies and the Sarbanes-Oxley Act of 2002. Some of the principal subjects covered by our Governance Guidelines include:

•	Director Qualifications, including measuring each candidate’s independence, experience, knowledge, skills, expertise, integrity, ability to make independent analytical inquiries, understanding of our business and the business environment in which we operate; the ability to devote adequate time and effort to Board responsibilities; and prompt review of any changes in employment or other board memberships.

•	Responsibilities of Directors, including acting in the best interests of all stockholders, maintaining independence, developing and maintaining a sound understanding of our business and the industry in which we operate, attending and preparing for meetings, endeavoring to be available for Board and Board committee meetings upon reasonable notice, and providing active, objective and constructive participation at all meetings.

•	Director Access to management, and as necessary and appropriate, independent advisors, including encouraging presentations to the Board from various functional areas of our business.

•	Maintaining adequate funding to retain independent advisors for the Board and its committees as the Board or those committees deem necessary or appropriate.

•	Director Orientation and Continuing Education, including programs to familiarize new directors with our business, strategic plans, significant financial, accounting and risk management issues, compliance programs, conflicts policies, code of business conduct, corporate governance guidelines. In addition, all Directors are expected to participate in continuing educational programs to maintain sufficient expertise necessary to perform their duties as Directors.

•	Annual performance evaluation of the Board, including an annual self-assessment of the Board’s performance as well as the performance of each committee of the Board, the results of which will be discussed with the full Board and each committee.

•	Regularly scheduled executive sessions, without management, will be held by the Board. In addition, the Audit Committee meets separately with internal and external auditors at each Audit Committee meeting.

Code of Business and Ethical Conduct

We have adopted a Code of Business and Ethical Conduct for our officers and employees and that also includes specific ethical policies and principles that apply to our Chief Executive Officer, Chief Financial Officer and other key accounting and financial personnel. Copies of our Code of Business and Ethical Code can be found in the “Foothill Independent Bancorp/Investor Relations” section of our website at www.foothillbank.com. We intend to disclose, at this location on our website, any amendments to that Code and any waivers of the requirements of that Code that may be granted to our Chief Executive Officer or Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth compensation received in each of the years in the three year period ended December 31, 2005, by the Company’s Chief Executive Officer and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2005 exceeded $100,000 (collectively, the “Named Officers”):

Summary Compensation Table

					Long-Term Compensation Awards
	Annual Compensation				Stock Options	All Other Compensation
Name and Principal Position	Year	Salary($)		Bonus($)(1)	(Shares)
George E. Langley	2005	$361,073	(2)	$119,758	—	$66,030	(3)
President and Chief Executive Officer	2004	$352,804	(2)	$188,971	—	$56,560	(3)
of the Company and the Bank	2003	$323,033	(2)	$173,055	20,000	$50,405	(3)
Casey J. Cecala, III	2005	$172,211		$36,092	—	$10,235	(4)
Executive Vice President and Chief Credit	2004	$164,058		$59,693	—	$9,354	(4)
Officer of the Company and the Bank	2003	$157,431		$53,450	15,000	$9,187	(4)
Carol Ann Graf	2005	$106,153	(5)	$13,534	—	$21,593	(6)
Senior Vice President, Chief Financial Officer	2004	$100,559	(5)	$22,252	—	$18,791	(6)
and Secretary of the Company and the Bank	2003	$98,234	(5)	$20,090	5,000	$16,985	(6)

(1)	Bonuses were paid pursuant to annual incentive compensation programs established, in each of the years presented, for all employees of the Bank, including the Bank’s executive officers. Under these programs, performance goals, relating to such matters as deposit and loan growth, improvements in loan quality and profitability were established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the Bank achieved or exceeded the performance goals.

(2)	Includes directors’ fees paid to Mr. Langley by the Company and the Bank in each year presented.

(3)	Includes above-market earnings of $55,530, $46,310, and $40,405 accrued in 2005, 2004, and 2003, respectively, on compensation deferred in the years 1985 through 1988 under a deferred compensation plan in effect during that period designed to provide retirement benefits for officers and other key management employees (the “1985 Deferred Compensation Plan”) and employer contributions to the Company’s 401(k) Plan (the “401(k) Plan”) of $10,500 in 2005, $10,150 in 2004, and $10,000 in 2003.

(4)	Includes employer contributions to Mr. Cecala’s 401(k) Plan account of $10,235 in 2005, $9,354 in 2004 and $9,187 in 2003.

(5)	Includes board secretary fees paid to Ms. Graf by the Company and the Bank in each year presented.

(6)	Includes above-market earnings of $15,821, $13,186, and $11,493 accrued in 2005, 2004, and 2003, respectively, on compensation deferred in 1985 through 1988 by Ms. Graf under the 1985 Deferred Compensation Plan and employer contributions to her 401(k) Plan account of $5,773 in 2005, $5,684 in 2004, and $5,491 in 2003.

Option Grants

There were no stock options granted to the Named Officers during the fiscal year ended December 31, 2005.

Option Exercises in 2005 and Year-End 2005 Stock Option Data

Set forth below is information regarding the options exercised during fiscal 2005 by each of the Named Officers and the fiscal year-end values of the unexercised “in-the-money options” options that the Named Officers held at December 31, 2005:

	Shares Acquired	Value	Number of Shares Underlying Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Year-End(1)
Name	On Exercise	Received	Exercisable	Unexercisable	Exercisable	Unexercisable
George E. Langley	26,532	$542,147	117,340	9,228	$2,117,558	$84,377
Casey J. Cecala III	6,355	$104,427	48,029	2,076	$729,704	$23,962
Carol Ann Graf	189	$2,744	33,308	1,703	$548,196	$19,657

(1)	The value, as of December 31, 2005, of the “in the money” options held by the Named Officers was determined on the basis of the average of the high and low prices of the Company’s common stock on the NASDAQ National Market on December 31, 2005, which was $25.31 per share.

Employment Agreements and Change in Control Agreements

Mr. Langley is employed as the Bank’s President and Chief Executive Officer pursuant to an employment agreement which became effective on October 1, 2003 and expires on September 30, 2006. Pursuant to that agreement Mr. Langley receives a base annual salary of $315,000 and is entitled to participate in any bonus or incentive compensation programs and other employee benefit plans generally available to executives and key employees of the Bank. The Bank also has agreed to furnish Mr. Langley with the use of an automobile and to provide him with certain supplemental insurance benefits. Under the employment agreement, the Bank is entitled to terminate Mr. Langley’s employment at any time prior to its expiration without cause. In that event, Mr. Langley’s salary, bonuses and other benefits would be continued for a period of three years measured from the September 30 immediately following such termination. In the event of Mr. Langley’s death while employed as the Bank’s President and Chief Executive Officer, salary and bonuses would cease, but the Bank would be obligated to continue the dependent health and dental insurance coverage for Mr. Langley’s wife for a period of three years thereafter. If Mr. Langley’s employment is terminated for cause, or by reason of resignation or his disability, and Mr. Langley, during the period ending on the first anniversary of the effective date of such termination, refrains from accepting employment from, and from providing consulting or advisory services to, any competing banking or depository institution, then all life, medical, dental and disability insurance programs in which Mr. Langley was participating at that time will be continued for that one year period.

Mr. Langley also has a severance compensation agreement with the Bank. That agreement provides that if there is a change in majority ownership of the Company or the Bank, whether by acquisition of shares, merger or sale of assets, and following that change, Mr. Langley’s employment is terminated without cause or he terminates his employment due to a reduction in his compensation or the scope of his authority or duties, Mr. Langley shall receive a payment equal to three times the sum of (i) the highest base salary paid to Mr. Langley during the twelve month period prior to such termination, and (ii) the bonuses that would have been paid to Mr. Langley under any then existing incentive compensation plans in which he was a participant at the time of the change in ownership of the Bank, assuming all performance goals established under such plans had been met. In addition, upon such termination following a change in control of the Bank or the Company, Mr. Langley’s unvested options would become vested and his employee benefits would be continued for a period of three years from the date of termination.

The Bank has severance compensation agreements with Mr. Cecala and Ms. Graf which are substantially similar to Mr. Langley’s severance compensation agreement. The new agreements provide that if, there is a change in majority ownership of the Company or the Bank, and following that change, their employment is terminated without cause or they terminate their employment due to a reduction in compensation or the scope of authority or duties, Mr. Cecala would receive a payment equal to three times, and Ms. Graf would receive a payment equal to two times, the sum of (i) the highest base salary paid to him or her (as the case may be) during the twelve month period prior to such termination, and (ii) the bonuses that he or she would have received if he or she had remained in the employ of the Bank during the remainder of the calendar year under any incentive compensation plans, assuming all performance goals established under such plans had been met. In addition, each of their unvested options would become vested and their respective employee benefits would be continued for a period of three years in the case of Mr. Cecala and two years in the case of Ms. Graf. These severance compensation agreements, which the Bank entered into with them in 2005, replaced earlier severance compensation agreements, which were substantially identical to their current agreements, except that the time periods over which their severance compensation is to be calculated were extended, by the current agreements from two to three years in the case of Mr. Cecala, and from one to two years in the case of Ms. Graf.

Deferred Compensation Plans and Insurance Programs

Effective January 1, 1985, the Bank adopted the 1985 Deferred Compensation Plan, a voluntary unfunded deferred compensation plan which permitted selected key salaried management employees of the Bank to defer receipt of a portion of their annual salaries and bonuses that would otherwise have been paid during a four-year period that ended on December 31, 1988 and, in exchange therefor, entitled them to receive supplemental retirement benefits in an amount determined on the basis of the amount of salary deferred over that four-year period and the participant’s age at the time of participation and the earnings accrued on the deferred salary and bonus. Earnings on amounts in each participant’s account accrue at an annual fixed rate. The supplemental retirement benefits are payable over a 10 year period commencing on the participant’s retirement date, except that if the participant dies prior to that date, his or her beneficiaries will receive a death benefit, in lieu of the retirement benefit, over a 10 year period. The benefit payments are not subject to any reduction for Social Security benefits or other offset amounts. A total of 19 employees, including Mr. Langley and Ms. Graf, participated in the 1985 Deferred Compensation Plan. It is estimated that, under this Plan, Mr. Langley will receive approximately $127,500 per year over the 10-year period following his retirement, and Ms. Graf will receive approximately $75,000 per year for the 10-year period following her retirement.

The Bank has purchased life insurance on employees participating in the 1985 Deferred Compensation Plan in amounts that, in the aggregate, are expected, on an actuarial basis, to fund all of its future payment obligations under this plan. The Bank is the owner and sole beneficiary of the life insurance. Thus, no direct allocation of cost is made to any one employee and no amount attributable to the expenses of the 1985 Deferred Compensation Plan is included in the Summary Compensation Table set forth above.

Under another deferred compensation plan presently in effect, officers and other key employees are entitled, prior to the beginning of each fiscal year, to elect to defer a portion of their annual salary in the upcoming year under annually established unfunded deferred compensation programs designed to provide for each participating employee a supplemental retirement benefit in an amount based on the salary deferred and earnings thereon. None of the Named Officers are participating in that Plan.

In 2003 the Company purchased insurance policies on the lives of certain officers and other key management personnel, including Mr. Cecala and Ms. Graf, primarily to protect the Bank against the costs it might incur in the event of the untimely death of any of those officers or other key management personnel. Under this program, the insurance obtained by the Company has a split-dollar component which would pay $100,000 of benefits to the dependents of Mr. Cecala or Ms. Graf in the event of his or her death while he or she was employed by the Company.

Effective January 1, 2004, the Bank adopted the Foothill Independent Bank 2004 Supplemental Executive Retirement Plan (the “SERP”), a nonqualified, unfunded plan maintained primarily to provide deferred compensation benefits for a select group of “management or highly compensated employees” within the meaning of ERISA. The SERP was adopted for the purpose of attracting and retaining in the Bank’s employ, high quality executives, and providing incentives to such executives to devote their utmost skills and efforts to the success of the Bank. The benefits afforded by the SERP are provided in consideration for services to be performed by each executive selected to participate in the SERP subsequent to the commencement date of their participation and prior to their retirement. Benefits vest over a multi-year period, so long as the participant remains in the Bank’s employment and the maximum retirement benefit that a participant can earn under this plan is forty percent (40%) of the participant’s final average monthly salary, which is payable monthly for a 15 year period that will commence on the participant’s retirement date. If the participant dies prior to that date, his or her beneficiaries will receive a death benefit in the amount of the participant’s vested retirement benefit at the time of the participant’s death, which would be paid in one hundred eighty (180) monthly installments. The benefit payments are not subject to any reduction for Social Security benefits or other offset amounts. A total of 8 employees, including Mr. Cecala and Ms. Graf, participate in the SERP.

Director’s Compensation

In 2005, the Chairman of the Board was paid a retainer of $22,440 per year and the other directors, including Mr. Langley, were paid a retainer of $17,160 per year, for their services as members of the Boards of Directors of the Company and the Bank. All of the directors also received a fee of $3,300 per year for their services as members of the Board of Directors’ Loan Committee. All employee and non-employee directors also received a medical benefit in the amount of $8,544 per year. No per meeting fees were paid to any of the directors for attending meetings of the Board of Directors or of any Committees of the Board on which they served.

Compensation Committee Interlocks

In fiscal 2005, the members of the Compensation Committee were Richard Galich, William Landecena, O. L. Mestad, and George Sellers , each of whom is a non-employee director of the Company. None of our executive officers served on the board of directors or compensation committee of any corporation or other entity which has one or more of its executive officers serving as members of our Board of Directors or its Compensation Committee.

Report of the Compensation Committee

The Compensation Committee is responsible for approving, and evaluating the efficacy of, compensation policies and programs for the Bank, which employs all of the Company’s executive officers, and for making determinations regarding the compensation of the Company’s executive officers.

The following report is submitted by the Compensation Committee members with respect to the executive compensation policies established by the Compensation Committee and the compensation received by the Company’s Chief Executive Officer and the other executive officers for their services, as officers, in the fiscal year ended December 31, 2005.

Compensation Policies and Objectives

In adopting, and also evaluating the effectiveness of, compensation programs for executive officers, as well as other key management employees of the Bank, the Compensation Committee is guided by three basic principles:

•	The Company and the Bank must be able to attract and retain highly-qualified and experienced banking professionals with proven performance records.

•	A substantial portion of annual executive compensation should be tied to the Bank’s performance, measured in terms of profitability, asset growth and asset quality.

•	The financial interests of the Company’s senior executives should be aligned with the financial interests of the stockholders, primarily through stock option grants which reward executives for improvements in the market performance of the Company’s common stock, subject to limitations on the number of options that may be granted to any senior executive in any year.

Attracting and Retaining Executives and Other Key Employees

There is substantial competition among banks and other financial institutions and service organizations for qualified banking professionals. In order to retain executives and other key management employees, and to attract additional well-qualified banking professionals when the need arises, the Company strives to offer salaries and health care, retirement and other employee benefit programs to its executives and other key employees which are competitive with those offered by other banks and financial services organizations in California.

In establishing salaries for executive officers, the Compensation Committee reviews (i) the historical performance of the executives and the financial performance of the Company during their tenure as executives of the Company; and (ii) available information regarding prevailing salaries and compensation programs at banks and other financial organizations which are located in the Bank’s market areas and are comparable, in terms of asset-size, capitalization and performance, to the Bank. Another factor which is considered in establishing salaries of executive officers is the cost of living in Southern California, which generally is higher than in other parts of the country.

CEO Compensation

The Bank has followed the practice of entering into multi-year employment agreements with its Chief Executive Officer. Such agreements serve to assure continuity in that position and to deter competing banks from attempting to hire away the Bank’s Chief Executive Officer.

In 2003, the Bank extended the term of the existing employment agreement it has with George Langley, the President and Chief Executive Officer of the Company and the Bank, to September 30, 2006. See “COMPENSATION OF EXECUTIVE OFFICERS — Employment Agreements and Change of Control Agreements” for a description of Mr. Langley’s compensation under that agreement. The decision to extend Mr. Langley’s employment agreement was based on a number of factors, including (i) the Bank’s performance during his tenure as Chief Executive Officer, (ii) Mr. Langley’s tenure with the Bank where he has been an executive officer since 1976, and which the Compensation Committee believes has been an important factor in enabling the Bank to retain most of its business banking customers, and (iii) the continuity and stability of management that Mr. Langley’s retention as Chief Executive Officer provides to both the Company and the Bank.

Performance-Based Compensation

The Compensation Committee believes that payment of compensation in excess of a senior executive’s base salary should be primarily dependent on the level of profitability achieved by the Bank, the quality of its assets, which is critical to the longer term success of the Bank, and the Bank’s comparative performance as measured against the performance of other banking institutions of comparable size in Northern and Southern California (“Peer-Group Banks”).

The Board of Directors of the Company has identified several performance factors which affect a bank’s profitability and financial strength and which the Board believes are important to the enhancement of stockholder value. These include asset growth; the quality and collectibility of the Bank’s assets, which consist primarily of loans and investment securities; the volume and mix of deposits, which affect the Bank’s net interest margin or “spread” and also its fee income; and the level of non-interest expense. On the basis primarily of evaluations of the prior year’s operations, and economic and market conditions in the Bank’s service areas and management reports, at the beginning of each fiscal year the Board of Directors establishes annual performance goals for the Bank in each of these areas, assigns “weights” to these performance factors in terms of their anticipated impact on the Bank’s earnings and establishes an earnings goal for the year.

At the beginning of each fiscal year, the Compensation Committee adopts an incentive compensation plan that provides the Named Officers and other management and key employees with the opportunity to earn incentive compensation in amounts that will be based on the extent to which the performance goals established by the Board for that year are achieved or exceeded. As part of the plan, the Compensation Committee establishes the incentive compensation awards that each of the Named Officers, including the CEO, may earn under the plan, based on the extent to which baseline or threshold Bank performance measures that have been established for that year by the Committee are exceeded by the Bank. Those incentive awards may be expressed as specified dollar amounts or as percentages of each Named Officer’s annual salary, as the Committee deems appropriate. The amounts of the incentive compensation awards vary among the Named Officers, as well as other plan participants, based on such factors as the Committee deems appropriate, which may include (i) the Named Officer’s or other participant’s expected contribution to the Bank’s performance goals for the fiscal year, (ii) his or her position and level of responsibilities with the Bank, (iii) his or her salary level, and (iv) his or her past individual performance and past contributions to the Bank’s financial performance and record of accomplishments.

As a result of these performance-based incentive compensation programs, as a general rule the amount of executive compensation is higher and the proportion of each executive’s total cash compensation that is represented by incentive or bonus compensation is greater in those years when performance goals are exceeded.

Stock Programs

In order to align the financial interests of its officers and other key management employees with those of the stockholders, the Compensation Committee grants stock options to the Named Officers and other key management employees on a periodic basis. Stock option grants are intended to reward senior executives and other key employees for achieving improved market performance of the Company’s stock, which directly benefits all stockholders. Generally, the number of shares included in each stock option grant is determined based on an evaluation of the executive’s importance to the future performance of the Company. As a result, as a general rule, the more senior the executive, the greater the number of option shares that are awarded to him or her. However, the Company’s Option Plan limits the number of shares as to which options may be granted any employee, including the Named Officers, in any year to 38,150 shares (as adjusted for stock splits and stock dividends). Additionally, the Compensation Committee has followed the practice, when awarding options, to provide for them to become exercisable in multi-year installments and for options that have not yet become exercisable to terminate automatically on any termination of an optionee’s employment.

Effective as of January 1, 2006, Financial Accounting Standard (“FAS”) 123(R) became applicable to the Company, as well as other calendar year public companies. FAS 123(R) requires public companies to recognize, in their financial statements, as a non-cash expense item, the fair value of stock options and other types of equity compensation awards that are granted to their employees and directors. The Compensation Committee intends to evaluate whether changes should be made with respect to the number of options or in the terms on which options are granted in the future due to the impact that grants of options and other equity compensation awards will have on the Company’s reported operating results.

In 1993 the Bank established a 401(k) Plan in which all employees, including executive officers, may participate. Under this plan, all employees who have been employed for at least six months may make plan contributions, which they may elect to have invested in Company common stock or in various mutual funds. In addition, the Company makes matching contributions, in the form of shares of Company common stock, of up to 4% of amounts contributed by participants in the Plan. Each of the Named Officers participated in this plan in 2005, along with 236 other employees.

Respectfully Submitted,

O.L. Mestad

Richard Galich

William V. Landecena

George Sellers

Notwithstanding anything to the contrary that may be set forth in our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into such filings.

Company Stock Price Performance

The following graph compares the Company’s stock price performance in each of the years in the five year period ended December 31, 2005 with that of (i) companies included in the Russell 2000 Index, and (ii) companies included in an index, published by SNL Securities L.C. (“SNL”), which is made up of banks and bank holding companies with assets of between $1 billion and $5 billion, the shares of which are traded on the NASDAQ Stock Market.

	Period Ending
Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Foothill Independent Bancorp	100.00	115.79	179.18	251.85	281.67	386.51
Russell 2000	100.00	102.49	81.49	120.00	142.00	148.46
SNL $500M-$1B Bank Index	100.00	129.74	165.63	238.84	270.66	282.26

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is certain information as of March 10, 2006 regarding the number of shares of the Company’s common stock owned by (i) each person who we know owns 5% or more of the outstanding shares of common stock of the Company, (ii) each director and nominee for director, (iii) each of the current executive officers of the Company who are named in the Summary Compensation Table, and (iv) all of the current directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Wellington Management Company, LLP 75 State St., Boston, MA 02109	828,907	(1)	9.51%
Bay Pond Partners, L.P. Wellington Hedge Management, LLC and Wellington Hedge Management, Inc. c/o Wellington Management Company, LLP 75 State St., Boston, MA 02109	447,140	(2)	5.13%
William V. Landecena	575,624	(3)(4)	6.52%
O. L. Mestad	427,231	(4)	4.84%
George E. Langley	336,363	(5)	3.86%
Richard Galich	215,672	(4)	2.46%
Max Williams	150,729	(4)	1.71%
Douglas F. Tessitor	88,551	(4)	1.01%
George Sellers	84,672	(4)	*
Casey J. Cecala III	80,271	(5)	*
Carol Ann Graf	69,631	(5)	*
All Directors and Executive Officers as a group (9 in number)	2,028,744	(6)	22.04%

*	Less than 1%.

(1)	According to a report filed with the Securities and Exchange Commission on February 14, 2006, Wellington Management Company, LLP (WMC), shares voting power with respect to 744,757 of these shares and shares dispositive power over all 828,907 of these shares, in its capacity as investment adviser for its clients who own these shares of record. According to that report, those clients include Bay Pond Partners, L.P. However, it is not possible to determine from WMC’s report, whether these shares include the 447,140 shares which Bay Pond Partners has reported as being beneficially owned by it. See note (2) below.

(2)	According to a report filed with the Securities and Exchange Commission on February 14, 2006, Bay Pond Partners, L.P. shares voting and dispositive power over and, therefore, also beneficial ownership of, these shares with Wellington Hedge Management, LLC, which is Bay Pond’s general partner, and Wellington Hedge Management, Inc., which is the managing member of Wellington Hedge Management, LLC.

(3)	Includes shares held in several trusts established by Mr. Landecena of which he is a trustee.

(4)	Includes shares of common stock subject to outstanding stock options exercisable during the 60-day period ending May 9, 2006, as follows: Mr. Landecena — 114,802 shares; Dr. Mestad — 118,821 shares; Dr. Galich — 49,956 shares; Mr. Williams — 104,149 shares; Mr. Tessitor – 59,998 shares; and Mr. Sellers — 38,837 shares;.

(5)	Does not include shares of common stock that are subject to outstanding options that are not scheduled to become exercisable by May 9, 2006, but which will become exercisable if the Merger with First Community Bancorp is consummated on or prior to that date, as follows: Mr. Langley - 9,228 shares; Mr. Cecala - 2,076 shares; and Ms. Graf - 1,703 shares.

(6)	Includes an aggregate of 486,563 shares of common stock subject to outstanding stock options exercisable during the 60-day period ending May 9, 2006; but does not include the shares subject to stock options refereed in footnote (5) above.

The following table provides information relating to our equity compensation plans as of December 31, 2005:

	Column A	Column B	Column C
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	858,622	$8.31	399,178
Equity compensation not approved by stockholders	—	—	—

	858,622	$8.31	399,178

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has had, and in the future may have, banking transactions in the ordinary course of its business with directors, principal stockholders and their associates, including the making of loans to directors and their associates. Such loans and other banking transactions are made on the same terms, including interest rates and collateral securing the loans, as those prevailing at the time for comparable transactions with unaffiliated persons. In addition, such loans are made only if they do not involve more than the normal risk of collectibility and do not present other unfavorable features.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm. Vavrinek, Trine, Day & Company, LLP (“Vavrinek”) audited our consolidated financial statements for the fiscal year ended December 31, 2005.

The Audit Committee’s Charter provides that the Committee has the sole authority to select, hire and terminate the Company’s independent registered public accounting firm and that the Committee must pre-approve services to be performed by that firm in the categories of audit services, audit-related services, tax services and other services. Additionally, the Audit Committee considers on a case-by-case basis and, if appropriate, approves specific engagements that are not otherwise pre-approved.

Services Performed and Fees Billed by Vavrinek. Vavrinek was engaged by the Audit Committee to perform the following services for the Company for fiscal 2005. Each of those engagements was pre-approved by the Audit Committee.

Audit Services. Audit services consisted of the audit of the Company’s consolidated financial statements for, and reviews of the Company’s Quarterly Reports on Form 10-Q, filed with the SEC during, the year ended December 31, 2005.

Audit Related Services. Audit-related services rendered in 2005 by Vavrinek consisted of the audit of the financial statements of the Company’s 401(k) Employee Retirement Plan.

Tax Services. Vavrinek rendered tax advisory and planning services to the Company in 2005.

Other Services. Vavrinek rendered professional services consisting primarily of an evaluation of, and the issuance of an attestation report relating to, the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

The following table contains information regarding the fees billed by Vavrinek for the above described services and those provided in 2004:

	Fees Billed by Vavrinek
Nature of Services	2005	2004
Audit Services	$94,666	$54,693
Audit Related Services	$9,500	$11,562
Tax Services	$51,650	$17,000
Other Services	$214,730	$131,507

The Audit Committee has determined that the provision of audit related, tax, and the other services rendered by Vavrinek and the fees paid to Vavrinek for those services in fiscal 2005 were compatible with Vavrinek’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

See Index to Financial Statements in Item 8 on Page 1 of this Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15 day of March 2006.

FOOTHILL INDEPENDENT BANCORP

By:	/s/ GEORGE E. LANGLEY
George E. Langley, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the registrant in the capacities indicated on March 15, 2006.

/s/ GEORGE E. LANGLEY	President, Chief Executive Officer
George E. Langley	(Principal Executive Officer ) and Director

/s/ CAROL ANN GRAF	Chief Financial Officer
Carol Ann Graf	(Principal Financial and Accounting Officer)

/s/ WILLIAM V. LANDECENA	Chairman of the Board of Directors
William V. Landecena

/s/ RICHARD GALICH	Director
Richard Galich

/s/ O. L. MESTAD	Director
O. L. Mestad

/s/ GEORGE SELLERS	Director
George Sellers

/s/ DOUGLAS F. TESSITOR	Director
Douglas F. Tessitor

/s/ MAX E. WILLIAMS	Director
Max E. Williams

S-1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1*	Agreement and Plan of Merger dated May 4, 2000 between Foothill Independent Bancorp, Inc (“Foothill Delaware”) and Foothill Independent Bancorp (“Foothill California”) pursuant to which the Company’s state of incorporation was changed from California to Delaware.

2.28*	Certificate of Merger filed with the Delaware Secretary of State on July 18, 2000 effectuating the reincorporation of the Company in Delaware.

3.1*	Certificate of Incorporation of the Company as filed in Delaware.

3.2*	Bylaws of the Company, as in effect under Delaware Law.

4.1*	Rights Agreement between the Company and ChaseMellon Shareholder Services LLC setting forth the rights of the holders of Rights to Purchase Common Stock of the Company.

4.2**	Amendment dated February 13, 2002 to Rights Agreement to appoint Registrar and Transfer Company as the successor Rights Agent to ChaseMellon Shareholder Services LLC

10.1	Severance Compensation Agreement between Foothill and George E. Langley

10.2	Severance Compensation Agreement between Foothill and Casey J. Cecala

10.3	Severance Compensation Agreement between Foothill and Carol Ann Graf

21	Subsidiaries of the Company.

23.1	Consent of Independent Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2000.

**	Incorporated by reference from the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2001.

E-1